Form 10-Q
period 2021-03-31
VPC Impact Acquisition Holdings III, Inc.
filed 2021-05-25
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-40161

VPC IMPACT ACQUISITION HOLDINGS III, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1481509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Victory Park Capital Advisors, LLC

150 North Riverside Plaza, Suite 5200

Chicago, IL 60606

(Address of principal executive offices)

+1-312-701-1777

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on whichregistered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant	VPCC.U	The New York Stock Exchange
Class A common stock, par value $0.0001	VPCC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	VPCC WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of May 24, 2021, there were 25,376,598 shares of Class A common stock, $0.0001 par value and 6,344,150 shares of Class B common stock, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

CONDENSED BALANCE SHEET

MARCH 31, 2021

(UNAUDITED)

ASSETS
Current Assets
Cash	$866,232
Prepaid expenses	1,253,606

Total Current Assets	2,119,838
Marketable securities held in Trust Account	253,769,670

Total Assets	$255,889,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$78,521
Accrued offering costs	5,000

Total Current Liabilities	83,521
Warrant Liability	18,910,569
Deferred underwriting fee payable	8,881,809

Total Liabilities	27,875,899

Commitments
Class A common stock subject to possible redemption 22,301,360 shares at redemption value of $10.00 per share	223,013,600
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,075,238 shares issued and outstanding (excluding 22,301,360 shares subject to possible redemption)	308
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,344,150 shares issued and outstanding(1)	634
Additional paid in capital	6,649,473
Accumulated deficit	(1,650,406)

Total Stockholders’ Equity	5,000,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,889,508

(1)

In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on March 9, 2021, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at March 31, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Formation and operational costs	$134,242

Loss from operations	(134,242)

Other income (expense):
Changes in fair value of warrant liability	(919,284)
Transaction costs allocated to warrant liabilities	(600,571)
Interest earned on marketable securities held in Trust Account	3,691

Other income (expense), net	(1,516,164)

Net loss	$(1,650,406)

Weighted average shares outstanding of Class A common stock redeemable shares	25,376,598

Basic and diluted net loss per common share, Class A common stock redeemable shares	$—

Weighted average shares outstanding of Class B common stock non-redeemable shares(1)	5,851,019

Basic and diluted net loss per common share, Class B common stock non-redeemable shares	$(0.28)

(1)

In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 126,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at March 31, 2021. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. If forfeited, they have been excluded from the calculation of weighted average shares outstanding.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	6,468,750	647	24,353	—	25,000
Sale of 25,376,598 Units, net of underwriting discounts, fair value of public warrants and offering expenses	25,376,598	2,538	—	—	229,636,477	—	229,639,015
Forfeiture of Founder Shares	—	—	(124,600)	(13)	13	—	—
Common stock subject to possible redemption	(22,301,360)	(2,230)	—	—	(223,011,370)	—	(223,013,600)
Net loss	—	—	—	—	—	(1,650,406)	(1,650,406)

Balance – March 31, 2021	3,075,238	$308	6,344,150	$634	$6,649,473	$(1,650,406)	$5,000,009

(1)

In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 126,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at March 31, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,650,406)
Interest earned on marketable securities held in Trust Account	(3,690)
Changes in fair value of warrant liability	(919,284)
Transaction costs allocated to warrant liabilities	600,571
Changes in operating assets and liabilities:
Prepaid expenses	(1,253,606)
Accrued expenses	78,521

Net cash used in operating activities	(1,309,326)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,765,980)

Net cash used in investing activities	(253,765,980)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,690,660
Proceeds from sale of Private Placements Warrants	7,650,320
Repayment of promissory note - related party	(88,142)
Payment of offering costs	(311,300)

Net cash provided by financing activities	255,941,538

Net Change in Cash	866,232
Cash - Beginning of period	—

Cash - End of period	$866,232

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000

Offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000

Offering costs paid through promissory note	$88,142

Initial classification of Class A common stock subject to possible redemption	$222,685,780

Change in value of Class A common stock subject to possible redemption	$327,820

Deferred underwriting fee payable	$8,881,809

The accompanying notes are an integral part of the unaudited condensed financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

VPC Impact Acquisition Holdings III, Inc. (the “Company”) is a blank check company incorporated in Delaware on January 14, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated the Initial Public Offering of 25,376,598 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,100,214 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to VPC Impact Acquisition Holdings Sponsor III, LLC (the “Sponsor”), generating gross proceeds of $7,650,321, which is described in Note 4.

Transaction costs amounted to $14,386,571, consisting of $5,075,320 of underwriting fees, $8,881,809 of deferred underwriting fees and $429,442 of other offering costs. In addition, cash of $841,232 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on March 9, 2021, an amount of $253,765,980 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Company’s outstanding shares of Class A common stock (the “Public Stockholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by March 9, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s Independent Registered Public Accounting Firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 8, 2021. The interim results for March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,786,001 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $600,570 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 22,301,360 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of March 31, 2021.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis as of March 31, 2021.

Net Loss per Common Share

Net income loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants to purchase 11,444,364 Class A ordinary share issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period from January 14, 2021 (Inception) Through March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock Interest Income	$3,691
Income and Franchise Tax	(3,691)

Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock Redeemable Class A Common Stock, Basic and Diluted	25,376,598
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—
Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings Net Loss	$(1,650,406)
Redeemable Net Earnings	—

Non-Redeemable Net Loss	$(1,650,406)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,851,019
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.28)

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 2A — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Public Warrants (as defined in Note 3) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and shares of Class A common stock included in the Units.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of March 9, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As Previously Reported	Restatement	As Restated
Balance sheet as of March 9, 2021 (audited)
Total Liabilities	$8,887,413	$19,368,344	$28,255,757
Class A Common Stock Subject to Possible Redemption	242,054,120	(19,368,340)	222,685,780
Class A Common Stock	117	194	311
Additional Paid-in Capital	4,999,858	1,977,435	6,977,293
Accumulated Deficit	(602)	(1,977,629)	(1,978,231)
Number of Class A Common Stock Subject to Possible Redemption	24,205,412	(1,936,834)	22,268,578

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,376,598 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,876,598 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,100,214 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or $7,650,321 in the aggregate, which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 6,468,750 shares of Class B common stock (the “Founder Shares”). On January 22, 2021, the Sponsor transferred an aggregate of 60,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 6,408,750 Founder Shares. The Founder Shares included an aggregate of up to 843,750 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares issued and outstanding.

The initial stockholders will agree, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 10 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.

Promissory Note — Related Party

On January 14, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $88,142 was repaid at the closing of the Initial Public Offering on March 9, 2021.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from January 14, 2021 (inception) through March 31, 2021, the Company incurred $10,000 in fees for these services, which is included in accrued expenses in the accompanying balance sheet.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on March 4, 2021, the holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,881,809 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2021, there were 3,075,238 shares of Class A common stock issued and outstanding, excluding 22,301,360 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021, there were 6,344,150 shares of Class B common stock issued and outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8. WARRANT LIABILITY

As of March 31, 2021, there are 6,344,150 Public Warrants outstanding and 5,100,214 Private Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

Redemption of warrants for when the price per share of Class A common stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of the Class A common stock; and

•

if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

As of March 31, 2021, there were 5,100,214 Private Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

VPC IMPACT ACQUISITION HOLDINGS III, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

At March 31, 2021, assets held in the Trust Account were comprised of $253,769,670 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2021, the Company withdrew no interest earned on the Trust.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$253,769,670

Liabilities:
Warrant liability – Public Warrants	1	$10,087,199
Warrant liability – Private Placement Warrants	3	$8,823,370

As of March 31, 2021, the carrying values of prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model Public Warrants and the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

	January 12, 2021 (Initial Measurement)		March 31, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Stock Price	$10.00	$9.59	$9.47
Exercise Price	$11.50	$11.50	$11.50
Volatility	26.9%	26.0%	26.0%
Term (years)	5.00	5.00	5.00
Dividend Yield	0.00	0.00%	0.00%
Risk Free Rate	1.21%	1.21%	1.34%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement(1)	Public	Warrant Liabilities
Fair value as of January 14, 2021 (inception)	$—	$—	$—
Initial measurement on March 9, 2021	9,027,379	10,340,965	19,368,344
Change in valuation inputs or other assumptions	(204,009)	(253,766)	(457,775)

Fair value as of March 31, 2021	$8,823,370	$10,087,199	$18,910,569

(1)

As a result of the difference in fair value of $1.77 per share of the Private Placement warrants and the purchase of $1.50 per share (see Note 5), the Company recorded a charge of $1.4 million as of the date of the Private Placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in fair value of the warrant liability in the statement of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described in Note 2A, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to VPC Impact Acquisition Holdings III, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to VPC Impact Acquisition Holdings Sponsor III, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on January 14, 2021 the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through March 9, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from January 14, 2021 (inception) through March 31, 2021, we had a net loss of $1,650,406, which consists of formation and operational costs of $134,242, a change in fair value of warrant liability of $919,284, transaction costs allocated to warrant liabilities of $600,571, and interest income earned on marketable securities held in trust account of $3,691. The change in fair value of derivative liability includes $1,377,059 charge related to the incremental value of the private placement warrants.

Liquidity and Capital Resources

On March 9, 2021, the Company consummated the Initial Public Offering of 25,376,598 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,100,214 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to VPC Impact Acquisition Holdings Sponsor III, LLC (the “Sponsor”), generating gross proceeds of $7,650,321.

Transaction costs amounted to $14,386,571, consisting of $5,075,320 of underwriting fees, $8,881,809 of deferred underwriting fees and $429,442 of other offering costs. In addition, cash of $841,232 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

For the period from January 14, 2021 through March 31, 2021, cash used in operating activities was $1,309,326. Net loss of $1,650,406 was affected by interest earned on marketable securities held in the Trust Account of $3,690, changes in fair value of warrant liability of $919,284, transaction costs allocated to warrant liabilities of $600,571, and formation costs paid by Sponsor in exchange for issuance of founder shares of $5,000. Changes in operating assets and liabilities used $1,175,085 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $253,769,670 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 9, 2021, the Company had no borrowings under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,8881,809 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net loss per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level, due solely to the material weakness in our internal control over financial reporting, as of the end of the period covered by this Quarterly Report due solely to the significant change in the accounting treatment of our warrants. As described in the Notes to Financial Statements entitled “Significant Accounting Policies - Warrant Liability” under Item 1 of this Quarterly Report, the accounting treatment of our warrants for the reporting period covered by this Quarterly Report is significantly different from the accounting treatment of such securities for our prior financial reporting periods as reflected in our financial statements previously filed with the SEC. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, except for the below risk factors.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 6,344,150 public warrants and 5,100,214 private placement warrants, each as of March 31, 2021, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited balance sheet as of March 9, 2021 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of March 9, 2021. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 9, 2021, the Company consummated the Initial Public Offering of 25,376,598 units, which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980. Citigroup and Jefferies acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1/A (No. 333-252577). The Securities and Exchange Commission declared the registration statements effective on March 4, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,100,214 warrants at a price of $1.50 per Private Placement Warrant in a private placement to VPC Impact Acquisition Holdings Sponsor III, LLC (the “Sponsor”), generating gross proceeds of $7,650,321. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Transaction costs amounted to $14,386,571, consisting of $5,075,320 of underwriting fees, $8,881,809 of deferred underwriting fees and $429,442 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 4, 2021, by and among the Company and Citigroup Global Markets Inc. and Jefferies LLC, as representatives of the underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Warrant Agreement, dated March 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated March 4, 2021, by and among the Company, its executive officers, its directors and VPC Impact Acquisition Holdings Sponsor III, LLC. (1)

10.2	Investment Management Trust Agreement, dated March 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated March 4, 2021, by and among the Company, VPC Impact Acquisition Holdings Sponsor III, LLC and the Company’s independent directors. (1)

10.4	Private Placement Warrants Purchase Agreement, dated March 4, 2021, by and between the Company and VPC Impact Acquisition Holdings Sponsor III, LLC. (1)

10.5	Administrative Services Agreement, dated March 4, 2021, by and between the Company and VPC Impact Acquisition Holdings Sponsor III, LLC. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 9, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

Date: May 24, 2021	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)