Form 10-Q
period 2021-06-30
VPC Impact Acquisition Holdings III, Inc.
filed 2021-08-13
CIK 1841408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
+1-312-701-1777
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant	VPCC.U	The New York Stock Exchange
Class A common stock, par value $0.0001	VPCC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	VPCC WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒
No

☐
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
As of August 13, 2021, there were
 25,376,598 shares of Class A common stock, $0.0001 par value and 6,344,150 shares of Class B common stock, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheet as of June 30, 2021 (Unaudited)	1
Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2021 and for the Period from January 14, 2021 (Inception) Through June 30, 2021 (Unaudited)	2
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Period from January 14, 2021 (Inception) Through June 30, 2021 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the Period from January 14, 2021 (Inception) Through June 30, 2021 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17
Part III. Signatures	18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED
CONSOLIDATED
BALANCE SHEET
JUNE 30, 2021
(UNAUDITED)

ASSETS
Current Assets
Cash	$703,038
Prepaid expenses	1,087,103

Total Current Assets	1,790,141
Marketable securities held in Trust Account	253,778,880

Total Assets	$255,569,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,696,821
Accrued offering costs	5,000

Total Current Liabilities	1,701,821
Warrant Liabilities	20,450,446
Deferred underwriting fee payable	8,881,809

Total Liabilities	31,034,076

Commitments
Class A common stock subject to possible redemption 21,953,494 shares at redemption value of $10.00 per share	219,534,940
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,423,104 shares issued and outstanding (excluding 21,953,494 shares subject to possible redemption)	343
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,344,150 shares issued and outstanding	634
Additional paid in capital	10,128,098
Accumulated deficit	(5,129,070)

Total Stockholders’ Equity	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,569,021

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED
CONSOLIDATED
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	For The Period from January 14, 2021 (Inception) Through June 30, 2021
Formation and operational costs	$1,947,996	$2,082,238

Loss from operations	(1,947,996)	(2,082,238)
Other income (expense):
Changes in fair value of warrant liability	(1,539,877)	(1,082,102)
Compensation expense on warrant liability		(1,377,059)
Transaction costs allocated to warrant liabilities	—	(600,571)
Interest earned on marketable securities held in Trust Account	9,209	12,900

Other expense, net	(1,530,668)	(3,046,831)
Net loss	$(3,478,664)	$(5,129,070)

Weighted average shares outstanding of Class A common stock redeemable shares	25,376,598	25,376,598

Basic and diluted net income per common share, Class A common stock redeemable shares	$0.00	$0.00

Weighted average shares outstanding of Class B common stock non-redeemable shares(1)	6,344,150	6,129,745

Basic and diluted net loss per common share, Class B common stock non-redeemable shares	$(0.55)	$(0.84)

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at June 30, 2021. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. If forfeited, they have been excluded from the calculation of weighted average shares outstanding.

The accompanying notes are an integral part of the unaudited condensed consolidated
financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED
 CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	6,468,750	647	24,353	—	25,000
Sale of 25,376,598 Units, net of underwriting discounts, fair value of public warrants and offering expenses	25,376,598	2,538	—	—	229,636,477	—	229,639,015
Forfeiture of Founder Shares	—	—	(124,600)	(13)	13	—	—
Common stock subject to possible redemption	(22,301,360)	(2,230)	—	—	(223,011,370)	—	(223,013,600)
Net loss	—	—	—	—	—	(1,650,406)	(1,650,406)

Balance – March 31, 2021	3,075,238	$308	6,344,150	$634	$6,649,473	$(1,650,406)	$5,000,009
Change in value of common stock subject to possible redemption	347,886	35	—	—	3,478,625	—	3,478,660
Net loss	—	—	—	—	—	(3,478,664)	(3,478,664)

Balance – June 30, 2021	3,423,104	$343	6,344,150	$634	$10,128,098	$(5,129,070)	$5,000,005

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at June 30, 2021.

The accompanying notes are an integral part of the unaudited condensed consolidated
financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(5,129,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(12,900)
Changes in fair value of warrant liability	1,082,102
Transaction costs allocated to warrant liabilities	600,571
Compensation expense – warrants	1,377,059
Changes in operating assets and liabilities:
Prepaid expenses	(1,087,103)
Accrued expenses	1,696,821

Net cash used in operating activities	(1,472,520)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,765,980)

Net cash used in investing activities	(253,765,980)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,690,660
Proceeds from sale of Private Placements Warrants	7,650,320
Repayment of promissory note - related party	(88,142)
Payment of offering costs	(311,300)

Net cash provided by financing activities	255,941,538

Net Change in Cash	703,038
Cash - Beginning of period	—

Cash - End of period	$703,038

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000

Offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000

Offering costs paid through promissory note	$88,142

Initial classification of Class A common stock subject to possible redemption	$222,685,780

Change in value of Class A common stock subject to possible redemption	$(3,150,840)

Deferred underwriting fee payable	$8,881,809
Forfeiture of Founder Shares	$(13)

The accompanying notes are an integral part of the unaudited condensed consolidated
financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Initial Business Combination
On June 7, 2021, the Company, a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Bear Merger Company I Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“First Merger Sub”), Bear Merger Company II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs”), and Dave Inc., a Delaware corporation (“Dave”), pursuant to which, among other things: (a) First Merger Sub will merge with and into Dave (the “First Merger”), with Dave being the surviving corporation of the First Merger (such company, in its capacity as the surviving corporation of the First Merger, the “Surviving Corporation”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving company of the Second Merger. The transactions contemplated by the Merger Agreement
(the “Transactions”),
including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s existing amended and restated certificate of incorporation.
Recapitalization
Prior to the closing of the Mergers (the “Closing”), Dave will cause (collectively, the “Recapitalization”): (a) each share of Dave’s preferred stock that is issued and outstanding immediately prior to the effective time of the First Merger (the “Effective Time”) to automatically convert into a number of shares of Dave’s common stock, par value
$0.00001
per share (the “Dave Common Stock”), at their respective conversion ratio; (b) a dual-class Dave common stock structure to be implemented consisting of (x) Class A common stock, par value
 $0.00001 per share
(“Dave Class A Common Stock”
), with respect to which each holder thereof has one (1) vote per share on each matter subject to the vote of the Dave stockholders, and (y) Class V common stock, par value $0.00001 per share (the
“Dave Class V Common Stock”
and together with the Dave Class A Common Stock (including any vested shares of restricted Dave Common stock), the
“Dave Stock”),
with respect to which each holder thereof has ten (10) votes per share on each matter subject to the vote of the Dave stockholders; (c) each authorized share of the Dave Common Stock to automatically convert, effective as of the Recapitalization, into a share of Dave Class A Common Stock; and (d) immediately thereafter, each share of Dave Class A Common Stock held by Jason Wilk, the Chief Executive Officer and Co-Founder of
Dave
(“Mr. Wilk”),
as of immediately prior to the consummation of the Recapitalization to be exchanged or converted into one (1) share of Dave Class V Common Stock.
Merger Consideration
Pursuant to the Merger Agreement, the stockholders of Dave, including holders of restricted shares of the Dave’s Common Stock (“Dave Restricted Stock”) (such holders, collectively, the “Dave Stockholders”) and holders of vested Dave Options (as defined below), will receive aggregate merger consideration with an implied value of $3,500,000,000
(the “Equity Value”),
consisting of a number of shares of Company Common Stock (as defined and more fully described below), with each deemed to have a value of $10.00 per share, equal to the Equity Value divided by $10.00
(the “Aggregate Stock Consideration”).
Pursuant to the Merger Agreement, at the Effective Time, (a) each share of Dave Class A Common Stock held by the Dave Stockholders will be cancelled and automatically converted into the right to receive a number of shares of newly issued Class A common stock of the Company, par value $0.0001
(“Company Class A Common Stock”), equal to an exchange ratio (the “Per Share Dave Stock Consideration”) determined by dividing the Aggregate Stock Consideration by the sum of (without duplication):
 (i) the aggregate number of shares of Dave Stock outstanding as of immediately prior to the Effective Time and following the consummation of the Recapitalization (including all shares of Dave Restricted Stock, whether vested or unvested); (ii) the aggregate number of shares of Dave Stock that are issuable upon the exercise or settlement of all Dave Options and
Dave Non-Plan Options
(in each case, as defined below) that are unexpired, issued, outstanding and vested as of immediately prior to the Effective Time (assuming, for purposes of this calculation, that all such Dave Options and
Dave Non-Plan Options
are exercised on a net exercise basis based on the assumption, solely for purposes of this calculation, that the fair market value of each share underlying such Dave Options or
Dave Non-Plan Options
equals (x) the Per Share Dave Stock Consideration multiplied by (y) ten dollars ($10.00)); and (iii) the aggregate number of shares of Dave Stock that are issuable upon the exercise or settlement of all Dave Warrants that are unexpired, issued, outstanding and vested as of immediately prior to the Effective Time (assuming, for purposes of this calculation, that all such Dave Warrants are vested and exercised on a net exercise basis based on the assumption, solely for purposes of this calculation, that the fair market value of each share underlying such Dave Warrants equals the (x) Per Share Dave Stock Consideration multiplied by (y) ten dollars ($10.00))
(the “Dave Stock Adjusted Fully Diluted Shares”)
and (b) each share of Dave Class V Common Stock held by the Dave Stockholders will be cancelled and automatically converted into the right to receive a number of shares of newly authorized and issued Class V common stock of the Company, par value $0.0001
(“Company Class V Common Stock” and together with the Company Class A Common Stock, “Company Common Stock”), equal to the Per Share Dave Stock Consideration.
Each option to purchase shares of capital stock of Dave (“Dave Option”) that is outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) (other than certain options to purchase shares of capital stock of Dave granted outside of the terms and conditions of Dave’s stock plans (“Dave Non-Plan Options”)) will be automatically assumed by the Company and converted into an option to acquire an adjusted number of shares of Company Class A Common Stock (pursuant to a ratio based on the Per Share Dave Stock Consideration) (each such resulting option, a “Rollover Option”) at an adjusted exercise price per share and will continue to be governed by substantially the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Dave Option, except to the extent such terms or conditions are rendered inoperative by the Transactions or such other immaterial administrative or ministerial changes as the parties to the Merger Agreement may determine are appropriate to effectuate the administration of the Rollover Options. The shares of Dave Common Stock issuable upon the exercise of Dave Options that are outstanding, unexercised and unvested immediately prior to the Effective Time (such options, the “Unvested Dave Options”) are not included in the calculation of the “Dave Stock Adjusted Fully Diluted Shares” for purposes of the calculation of the Per Share Dave Stock Consideration, and the shares of the Company Class A Common Stock issuable upon the exercise of Rollover Options representing at the Effective Time Unvested Dave Options (such shares, “Unvested Rollover Option Shares”) are not considered a part of the Aggregate Stock Consideration. The Unvested Rollover Option Shares will reduce the shares of Company Class A Common Stock initially available for issuance under the new equity incentive plan that the Company will adopt as of the Closing.
Each
Dave Non-Plan Option
that is outstanding and unexercised immediately prior to the Effective Time will be automatically cancelled for no consideration.
Each award of the Dave Restricted Stock that is outstanding and unvested immediately prior to the Effective Time will be automatically assumed by the Company and converted into an award of restricted stock with respect to an adjusted number of shares of Company Class A Common Stock (pursuant to a ratio based on the Per Share Dave Stock Consideration) (the “Rollover Restricted Stock”) and will continue to be governed by substantially the same terms and conditions (including vesting terms) as were applicable to the corresponding former Dave Restricted Stock, except to the extent such terms or conditions are rendered inoperative by the Transactions or such other immaterial administrative or ministerial changes as the parties to the Merger Agreement may determine are appropriate to effectuate the administration of the Rollover Restricted Stock.
Each warrant to purchase shares of capital stock of Dave (“Dave Warrants”) that is outstanding and unexercised immediately prior to the Effective Time will be automatically terminated in accordance with the terms of the applicable Dave Warrant and be of no further force or effect as of the Effective Time.
High Vote Shares
Pursuant to the Merger Agreement, immediately prior to the Closing, the Company’s current amended and restated certificate of incorporation will be further amended and restated
(the “Company A&R Charter”)
 to, among other things, (a) establish a dual-class Company Common Stock structure consisting of Company Class A Common Stock and Parent Class V Common Stock, and (b) provide that each share of Company Class A Common Stock will be entitled to one (1) vote per share and each share of Company Class V Common Stock will be entitled to ten (10) votes per share
(the “High Vote”).
In connection with the Transactions, the shares of Company Common Stock received as consideration by Mr. Wilk will be shares of Company Class V Common Stock, and will entitle Mr. Wilk to the High Vote until such time as such shares of Company Class V Common Stock are exchanged pursuant to the terms of the Company A&R Charter for an equal number of shares of Company Class A Common Stock (i) at the option of Mr. Wilk, (ii) upon a transfer to an unaffiliated third party, (iii) upon termination of Mr. Wilk’s employment with the Company, Dave or any of their subsidiaries for “Cause” (as defined in the Company A&R Charter) or the resignation by Mr. Wilk other than for “Good Reason” (as defined in the Company A&R Charter) and following such resignation Mr. Wilk no longer provides services in a capacity as an officer, employee or director of the Company, (iv) upon Mr. Wilk’s death or incapacity or (v) the date that the number of shares of capital stock of the Company, including any shares of capital stock of the Company underlying any securities (including restricted stock units, options, or other convertible instruments) convertible into or exchangeable or exercisable into shares of capital stock of the Company, held by Mr. Wilk and certain permitted transferees is less than 35% of the number of shares of Class V Common Stock held by Mr. Wilk and such permitted transferees at the Effective Time (whichever is earlier). Mr. Wilk’s shares of Company Class V Common Stock will provide him with approximately 70% of the voting power of the Company Common Stock outstanding immediately following the Effective Time (and prior to any repurchases of shares of the Company Class V Common Stock by Parent pursuant to the Repurchase (as defined and further discussed below)), assuming no redemptions by the Company’s stockholders.
The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of Dave and the Company and its subsidiaries prior to the Closing. The Closing is subject to certain customary conditions.
Repurchase Agreement
Concurrently with the execution of the Merger Agreement, the Company, Dave, Mr. Wilk and Kyle Beilman, the Chief Financial Officer of Dave
(“Mr. Beilman” and together with Mr. Wilk, the “Selling Holders”), entered into a repurchase agreement (the “Repurchase Agreement”) pursuant to which, among other things, the Company has agreed to repurchase a certain number of shares of Company Common Stock from the Selling Holders (including shares of Company Class V Common Stock issued to Mr. Wilk in connection with the Transactions), at a purchase price of $10.00 per share, on the business day immediately following the effective time of the Second Merger
(the “Repurchase”).
 The Repurchase is contingent on the amount of Parent Cash (as defined in the Merger Agreement) being in excess of $300 million. If Parent Cash exceeds $300 million, the number of shares of Company Common Stock subject to the Repurchase will be equal to the amount by which Parent Cash exceed $300 million
(the “Aggregate Repurchase Price”),
 divided by
 $10.00 (provided that in no event will the Aggregate Repurchase Price exceed $60 million). 80% of the number of shares of Company Common Stock subject to the Repurchase will be allocated to Mr. Wilk, with Mr. Beilman allocated the remaining 20%.
For more information about the Merger Agreement and the proposed business combination, see our Current Report on Form 8-K filed with the SEC on June 7, 2021 (File No. 001-40161). Unless specifically stated, this Quarterly Report does not give effect to the Proposed Transaction and does not contain the risks associated with the Proposed Transaction. Such risks and effects relating to the Proposed Transaction will be included in the Bakkt Disclosure Statement.
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
The Company will provide the holders of the Company’s outstanding shares of Class A common stock (the “Public Stockholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED
 CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note

) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $
703,038
in its operating bank accounts and working capital of $
88,130
.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on March 9, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed
consolidated
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
consolidated
or
omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated
financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed
consolidated
financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 8, 2021. The interim results for the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED
CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2021
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
 consolidated
financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated

statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $13,786,001 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $600,570 of the offering costs were related to the warrant liabilities and charged to the statement of operations.
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock
, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED
CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 21,953,624 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated
balance sheet.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of June 30, 2021.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis for the periods ended June 30, 2021.
Net Income (Loss) per Common Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants to purchase 11,444,364 Class A common share issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.
The Company’s statements of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class
method of loss per share. Net income (loss) per share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period. Class A and Class B non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from January 14, 2021 (inception) through June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock Interest Income	$9,209	$12,900
Income and Franchise Tax	(9,209)	(12,900)

Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock Redeemable Class A Common Stock, Basic and Diluted	25,376,598	25,376,598
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings Net Loss	$(3,478,664)	$(5,129,070)
Redeemable Net Earnings	—	—

Non-Redeemable Net Loss	$(3,478,664)	$(5,129,070)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	6,344,150	6,129,745
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.55)	$(0.84)

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED
CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2021
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
consolidated
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated
financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED
CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING
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
Promissory Note — Related Party
On January 14, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing
and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $88,142 was repaid at the closing of the Initial Public Offering on March 9, 2021. Borrowings under the Promissory Note are no longer available.
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2021 and for the period from January 14, 2021 (inception) through June 30, 2021, the Company incurred $30,000 and $40,000 in fees for these services, respectively, which is included in accrued expenses in the accompanying balance sheet.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
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
Subscription Agreements
On June 7, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors have agreed to purchase an aggregate of 21,000,000 shares of the Company’s Class A Common Stock in a private placement for $10.00 per share (the “Private Placement”). The proceeds from the Private Placement will be partially used to fund the Repurchase and for general working capital purposes following the Closing.
Each Subscription Agreement will terminate upon the earlier to occur of (a) the termination of the Merger Agreement in accordance with its terms, (b) the mutual written agreement of the parties to such Subscription Agreement, and (c) February 3, 2022, if the Closing has not occurred by such date.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED
CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,881,809 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2021, there were 3,423,104 shares of Class A common stock issued and outstanding, excluding 21,953,624 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 —
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021, there were 6,344,150 shares of Class B common stock issued and outstanding.
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
basis.
NOTE 8. WARRANT LIABILITIES
As of June 30, 2021, there are 6,344,150 Public Warrants outstanding and 5,100,214 Private Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
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
CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00
:
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
redemption period.
Redemption of warrants for when the price per share of Class
 A common stock equals or exceeds $10.00
:
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
As of June 30, 2021, there were 5,100,214
 Private Placement
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

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED
CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS
At June 30, 2021, assets held in the Trust Account were comprised of $253,778,880 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company withdrew no interest earned on the Trust.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$253,778,880	$253,778,880	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$10,023,756	$10,023,756	$—	$—

Warrant Liability – Private Placement Warrants	$10,426,690	$—	$—	$10,426,690

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
The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.
The key inputs into the Monte Carlo simulation model Public Warrants and the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

	January 12, 2021
	(Initial Measurement)		June 30, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants

Stock Price	$10.00	$9.59	$9.89
Exercise Price	$11.50	$11.50	$11.50
Volatility	26.9%	26.0%	28.0%
Term (years)	5.00	5.00	5.00
Dividend Yield	0.00%	0.00%	0.00%
Risk Free Rate	1.21%	1.21%	0.87%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement(1)	Public	Warrant Liabilities
Fair value as of January 14, 2021 (inception)	$—	$—	$—
Initial measurement on March 9, 2021	9,027,379	10,340,965	19,368,344
Change in valuation inputs or other assumptions	(204,009)	(253,766)	(457,775)
Transfer to Level 1		(10,087,199)	(10,087,199)

Fair value as of March 31, 2021	$8,823,370	$—	$8,823,370
Change in valuation inputs or other assumptions	1,603,320	—	1,603,320

Fair value as of June 30, 2021	$10,426,690	$—	$10,426,690

(1)
As a result of the difference in fair value of $1.77 per share of the Private Placement warrants and the purchase of $1.50 per share (see Note 5), the Company recorded a charge of $1.4 million as of the date of the Private Placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in fair value of the warrant liability in the statements of operations.

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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
On June 7, 2021, the Company, a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Bear Merger Company I Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“First Merger Sub”), Bear Merger Company II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs”), and Dave Inc., a Delaware corporation (“Dave”), pursuant to which, among other things: (a) First Merger Sub will merge with and into Dave (the “First Merger”), with Dave being the surviving corporation of the First Merger (such company, in its capacity as the surviving corporation of the First Merger, the “Surviving Corporation”); and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving company of the Second Merger. The transactions contemplated by the Merger Agreement (the “Transactions”), including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s existing amended and restated certificate of incorporation.
Recapitalization
Prior to the closing of the Mergers (the “Closing”), Dave will cause (collectively, the “Recapitalization”): (a) each share of Dave’s preferred stock that is issued and outstanding immediately prior to the effective time of the First Merger (the “Effective Time”) to automatically convert into a number of shares of Dave’s common stock, par value $0.00001 per share (the “Dave Common Stock”), at their respective conversion ratio; (b) a dual-class Dave common stock structure to be implemented consisting of (x) Class A common stock, par value $0.00001 per share (“Dave Class A Common Stock”), with respect to which each holder thereof has one (1) vote per share on each matter subject to the vote of the Dave stockholders, and (y) Class V common stock, par value $0.00001 per share (the “Dave Class V Common Stock” and together with the Dave Class A Common Stock (including any vested shares of restricted Dave Common stock), the “Dave Stock”), with respect to which each holder thereof has ten (10) votes per share on each matter subject to the vote of the Dave stockholders; (c) each authorized share of the Dave Common Stock to automatically convert, effective as of the Recapitalization, into a share of Dave Class A Common Stock; and (d) immediately thereafter, each share of Dave Class A Common Stock held by Jason Wilk, the Chief Executive Officer and Co-Founder of
Dave (“Mr. Wilk”), as of immediately prior to the consummation of the Recapitalization to be exchanged or converted into one (1) share of Dave Class V Common Stock.
Merger Consideration
Pursuant to the Merger Agreement, the stockholders of Dave, including holders of restricted shares of the Dave’s Common Stock (“Dave Restricted Stock”) (such holders, collectively, the “Dave Stockholders”) and holders of vested Dave Options (as defined below), will receive aggregate merger consideration with an implied value of $3,500,000,000 (the “Equity Value”), consisting of a number of shares of Company Common Stock (as defined and more fully described below), with each deemed to have a value of $10.00 per share, equal to the Equity Value divided by $10.00 (the “Aggregate Stock Consideration”).
Pursuant to the Merger Agreement, at the Effective Time, (a) each share of Dave Class A Common Stock held by the Dave Stockholders will be cancelled and automatically converted into the right to receive a number of shares of newly issued Class A common stock of the Company, par value $0.0001 (“Company Class A Common Stock”), equal to an exchange ratio (the “Per Share Dave Stock Consideration”) determined by dividing the Aggregate Stock Consideration by the sum of (without duplication): (i) the aggregate number of shares of Dave Stock outstanding as of immediately prior to the Effective Time and following the consummation of the Recapitalization (including all shares of Dave Restricted Stock, whether vested or unvested); (ii) the aggregate number of shares of Dave Stock that are issuable upon the exercise or settlement of all Dave Options and Dave
Non-Plan
Options (in each case, as defined below) that are unexpired, issued, outstanding and vested as of immediately prior to the Effective Time (assuming, for purposes of this calculation, that all such Dave Options and Dave
Non-Plan
Options are exercised on a net exercise basis based on the assumption, solely for purposes of this calculation, that the fair market value of each share underlying such Dave Options or
Dave Non-Plan Options
equals (x) the Per Share Dave Stock Consideration multiplied by (y) ten dollars ($10.00)); and (iii) the aggregate number of shares of Dave Stock that are issuable upon the exercise or settlement of all Dave Warrants that are unexpired, issued, outstanding and vested as of immediately prior to the Effective Time (assuming, for purposes of this calculation, that all such Dave Warrants are vested and exercised on a net exercise basis based on the assumption, solely for purposes of this calculation, that the fair market value of each share underlying such Dave Warrants equals the (x) Per Share Dave Stock Consideration multiplied by (y) ten dollars ($10.00)) (the “Dave Stock Adjusted Fully Diluted Shares”) and (b) each share of Dave Class V Common Stock held by the Dave Stockholders will be cancelled and automatically converted into the right to receive a number of shares of newly authorized and issued Class V common stock of the Company, par value $0.0001 (“Company Class V Common Stock” and together with the Company Class A Common Stock, “Company Common Stock”), equal to the Per Share Dave Stock Consideration.
Each option to purchase shares of capital stock of Dave (“Dave Option”) that is outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) (other than certain options to purchase shares of capital stock of Dave granted outside of the terms and conditions of Dave’s stock plans (“Dave Non-Plan Options”)) will be automatically assumed by the Company and converted into an option to acquire an adjusted number of shares of Company Class A Common Stock (pursuant to a ratio based on the Per Share Dave Stock Consideration) (each such resulting option, a “Rollover Option”) at an adjusted exercise price per share and will continue to be governed by substantially the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Dave Option, except to the extent such terms or conditions are rendered inoperative by the Transactions or such other immaterial administrative or ministerial changes as the parties to the Merger Agreement may determine are appropriate to effectuate the administration of the Rollover Options. The shares of Dave Common Stock issuable upon the exercise of Dave Options that are outstanding, unexercised and unvested immediately prior to the Effective Time (such options, the “Unvested Dave Options”) are not included in the calculation of the “Dave Stock Adjusted Fully Diluted Shares” for purposes of the calculation of the Per Share Dave Stock Consideration, and the shares of the Company Class A Common Stock issuable upon the exercise of Rollover Options representing at the Effective Time Unvested Dave Options (such shares, “Unvested Rollover Option Shares”) are not considered a part of the Aggregate Stock Consideration. The Unvested Rollover Option Shares will reduce the shares of Company Class A Common Stock initially available for issuance under the new equity incentive plan that the Company will adopt as of the Closing.
Each
Dave Non-Plan Option
that is outstanding and unexercised immediately prior to the Effective Time will be automatically cancelled for no consideration.
Each award of the Dave Restricted Stock that is outstanding and unvested immediately prior to the Effective Time will be automatically assumed by the Company and converted into an award of restricted stock with respect to an adjusted number of shares of Company Class A Common Stock (pursuant to a ratio based on the Per Share Dave Stock Consideration) (the “Rollover Restricted Stock”) and will continue to be governed by substantially the same terms and conditions (including vesting terms) as were applicable to the corresponding former Dave Restricted Stock, except to the extent such terms or conditions are rendered inoperative by the Transactions or such other immaterial administrative or ministerial changes as the parties to the Merger Agreement may determine are appropriate to effectuate the administration of the Rollover Restricted Stock.
Each warrant to purchase shares of capital stock of Dave (“Dave Warrants”) that is outstanding and unexercised immediately prior to the Effective Time will be automatically terminated in accordance with the terms of the applicable Dave Warrant and be of no further force or effect as of the Effective Time.
High Vote Shares
Pursuant to the Merger Agreement, immediately prior to the Closing, the Company’s current amended and restated certificate of incorporation will be further amended and restated (the “Company A&R Charter”) to, among other things, (a) establish a dual-class Company Common Stock structure consisting of Company Class A Common Stock and Parent Class V Common Stock, and (b) provide that each share of Company Class A Common Stock will be entitled to one (1) vote per share and each share of Company Class V Common Stock will be entitled to ten (10) votes per share (the “High Vote”). In connection with the Transactions, the shares of Company Common Stock received as consideration by Mr. Wilk will be shares of Company Class V Common Stock, and will entitle Mr. Wilk to the High Vote until such time as such shares of Company Class V Common Stock are exchanged pursuant to the terms of the Company A&R Charter for an equal number of shares of Company Class A Common Stock (i) at the option of Mr. Wilk, (ii) upon a transfer to an unaffiliated third party, (iii) upon termination of Mr. Wilk’s employment with the Company, Dave or any of their subsidiaries for “Cause” (as defined in the Company A&R Charter) or the resignation by Mr. Wilk other than for “Good Reason” (as defined in the Company A&R Charter) and following such resignation Mr. Wilk no longer provides services in a capacity as an officer, employee or director of the Company, (iv) upon Mr. Wilk’s death or incapacity or (v) the date that the number of shares of capital stock of the Company, including any shares of capital stock of the Company underlying any securities (including restricted stock units, options, or other convertible instruments) convertible into or exchangeable or exercisable into shares of capital stock of the Company, held by Mr. Wilk and certain permitted transferees is less than 35% of the number of shares of Class V Common Stock held by Mr. Wilk and such permitted transferees at the Effective Time (whichever is earlier). Mr. Wilk’s shares of Company Class V Common Stock will provide him with approximately 70% of the voting power of the Company Common Stock outstanding immediately following the Effective Time (and prior to any repurchases of shares of the Company Class V Common Stock by Parent pursuant to the Repurchase (as defined and further discussed below)), assuming no redemptions by the Company’s stockholders.
The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of Dave and the Company and its subsidiaries prior to the Closing. The Closing is subject to certain customary conditions.
Repurchase Agreement
Concurrently with the execution of the Merger Agreement, the Company, Dave, Mr. Wilk and Kyle Beilman, the Chief Financial Officer of Dave (“Mr. Beilman” and together with Mr. Wilk, the “Selling Holders”), entered into a repurchase agreement (the “Repurchase Agreement”) pursuant to which, among other things, the Company has agreed to repurchase a certain number of shares of Company Common Stock from the Selling Holders (including shares of Company Class V Common Stock issued to Mr. Wilk in connection with the Transactions), at a purchase price of $10.00 per share, on the business day immediately following the effective time of the Second Merger (the “Repurchase”). The Repurchase is contingent on the amount of Parent Cash (as defined in the Merger Agreement) being in excess of $300 million. If Parent Cash exceeds $300 million, the number of shares of Company Common Stock subject to the Repurchase will be equal to the amount by which Parent Cash exceed $300 million (the “Aggregate Repurchase Price”), divided by
$10.00 (provided that in no event will the Aggregate Repurchase Price exceed $60 million). 80% of the number of shares of Company Common Stock subject to the Repurchase will be allocated to Mr. Wilk, with Mr. Beilman allocated the remaining 20%.
For more information about the Merger Agreement and the proposed business combination, see our Current Report on Form 8-K filed with the SEC on June 7, 2021 (File No. 001-40161). Unless specifically stated, this Quarterly Report does not give effect to the Proposed Transaction and does not contain the risks associated with the Proposed Transaction. Such risks and effects relating to the Proposed Transaction will be included in the Bakkt Disclosure Statement.
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2021, we had a net loss of $3,478,664, which consists of formation and operational costs of $1,947,996, a change in fair value of warrant liability of $1,539,877, and interest income earned on marketable securities held in trust account of $9,209.
For the period from January 14, 2021 (inception) through June 30, 2021, we had a net loss of $5,129,070, which consists of formation and operational costs of $2,082,238, a change in fair value of warrant liability of $2,459,161, transaction costs allocated to warrant liabilities of $600,571, and interest income earned including those on marketable securities held in trust account of $12,900.
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
For the period from January 14, 2021 through June 30, 2021, cash used in operating activities was $1,472,520. Net loss of $5,129,070 was affected by interest earned on marketable securities held in the Trust Account of $12,900, changes in fair value of warrant liability of $2,459,161, and transaction costs allocated to warrant liabilities of $600,571. Changes in operating assets and liabilities contributed $608,418 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $253,778,880 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Subscription agreements
On June 7, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors have agreed to purchase an aggregate of 21,000,000 shares of the Company’s Class A Common Stock in a private placement for $10.00 per share (the “Private Placement”). The proceeds from the Private Placement will be partially used to fund the Repurchase and for general working capital purposes following the Closing.
Each Subscription Agreement will terminate upon the earlier to occur of (a) the termination of the Merger Agreement in accordance with its terms, (b) the mutual written agreement of the parties to such Subscription Agreement, and (c) February 3, 2022, if the Closing has not occurred by such date.
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Net Income (Loss) Per Common Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class A and Class B non-redeemable
common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period presented.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level, due solely to the material weakness in our internal control over financial reporting, as of the end of the period covered by this Quarterly Report due solely to the significant change in the accounting treatment of our warrants. As described in the Notes to Financial Statements entitled “Significant Accounting Policies—Warrant Liability” under Item 1 of this Quarterly Report, the accounting treatment of our warrants for the reporting period covered by this Quarterly Report is significantly different from the accounting treatment of such securities for our prior financial reporting periods as reflected in our financial statements previously filed with the SEC. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this material weakness has not been fully remediated.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC and the Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021.
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
The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.
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

No.	Description of Exhibit

2.1 #	Agreement and Plan of Merger, dated as of June 7, 2021, by and among VPC Impact Acquisition Holdings III, Inc., Bear Merger Company I Inc., Bear Merger Company II LLC, and Dave Inc.(1)

10.1	Form of Subscription Agreement.(1)

10.2	Form of Support Agreement.(1)

10.3	Founder Holder Agreement, dated as of June 7, 2021, by and among VPC Impact Acquisition Holdings III, Inc., its executive officers, its directors, VPC Impact Acquisition Holdings Sponsor III, LLC, and Dave Inc.(1)

10.4	Repurchase Agreement, dated as June 7, 2021, by and among VPC Impact Acquisition Holdings III, Inc., Dave Inc., Jason Wilk and Kyle Beilman.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#
The schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5)
Regulation S-K. The
Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 7, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

Date: August 13, 2021	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)