Form 10-Q
period 2021-09-30
VPC Impact Acquisition Holdings III, Inc.
filed 2021-11-12
CIK 1841408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-40161

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange
Act).    Yes  ☒    No  ☐
As of November
12
, 2021, there were 25,376,598 shares of Class A common stock, $0.0001 par value and 6,344,150 shares of Class B common stock, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheet as of September 30, 2021 (Unaudited)	1
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 14, 2021 (Inception) Through September 30, 2021	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 14, 2021 (Inception) Through September 30, 2021	3
Unaudited Condensed Consolidated Statement of Cash Flows for the Period from January 14, 2021 (Inception) Through September 30, 2021	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current Assets
Cash	$119,603
Prepaid expenses	917,988

Total Current Assets	1,037,591
Investments held in Trust Account	253,782,146

Total Assets	$254,819.737

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,268,718

Total Current Liabilities	2,268,718
Warrant Liabilities	21,811,105
Deferred underwriting fee payable	8,881,809

Total Liabilities	32,961,632

Commitments
Class A common stock subject to possible redemption 25,376,598 shares at redemption value of $10.00 per share	253,765,980
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding at September 30 2021	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,344,150 shares issued and outstanding	634
Accumulated deficit	(31,908,509)

Total Stockholders’ Deficit	(31,907,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$254,819,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	For The Period from January 14, 2021 (Inception) Through September 30, 2021

Formation and operational costs	$1,319,447	$3,401,685

Loss from operations	(1,319,447)	(3,401,685)
Other expense:
Changes in fair value of warrant liability	(1,360,659)	(3,819,820)
Transaction costs allocated to warrant liabilities	—	(600,571)
Interest earned on marketable securities held in Trust Account	3,266	16,166

Total other expense, net	(1,357,393)	(4,404,225)

Net loss	$(2,676,840)	$(7,805,910)

Weighted average shares outstanding of Class A common stock	25,376,598	20,481,452

Basic and diluted net loss per share, Class A	$(0.08)	$(0.29)

Weighted average shares outstanding of Class B common stock (1)	6,344,150	6,207,710

Basic and diluted net loss per share, Class B	$(0.08)	$(0.29)

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at September 30, 2021. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. If forfeited, they have been excluded from the calculation of weighted average shares outstanding.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class B Common Stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	in Capital	Deficit	Deficit

Balance – January 14, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	6,468,750	647	24,353	—	25,000
Accretion for Class A common shares to redemption amount	—	—	(24,353)	(24,102,599)	(24,126,952)
Forfeiture of Founder Shares	(124,600)	(13)	—	—	(13)
Net loss	—	—	—	(1,650,406)	(1,650,406)

Balance – March 31, 2021 (unaudited)	6,344,150	$634	$—	$(25,753,005)	$(25,752,371)
Net loss	—	—	—	(3,478,664)	(3,478,664)

Balance – June 30, 2021 (unaudited)	6,344,150	$634	$—	$(29,231,669)	$(29,231,035)
Net loss	—	—	—	(2,676,840)	(2,676,840)

Balance – September 30, 2021 (unaudited)	6,344,150	$634	$—	$(31,908,509)	$(31,907,875)

(1)	In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at September 30, 2021.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(7,805,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,166)
Changes in fair value of warrant liability	3,819,820
Transaction costs allocated to warrant liabilities	600,571
Changes in operating assets and liabilities:
Prepaid expenses	(917,988)
Accrued expenses	2,268,718

Net cash used in operating activities	(2,050,955)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,765,980)

Net cash used in investing activities	(253,765,980)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,690,660
Proceeds from sale of Private Placements Warrants	7,650,320
Repayment of promissory note - related party	(88,142)
Payment of offering costs	(316,300)

Net cash provided by financing activities	255,936,538

Net Change in Cash	119,603
Cash - Beginning of period	—

Cash - End of period	$119,603

Non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000

Offering costs paid through promissory note	$88,142

Deferred underwriting fee payable	$8,881,809

Forfeiture of Founder Shares	$(13)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated the Initial Public Offering of 25,376,598 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,100,214 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to VPC Impact Acquisition Holdings Sponsor III, LLC (the “Sponsor”), generating gross proceeds of $7,650,321, which is described in Note 5.
Transaction costs amounted to $14,386,571, consisting of $5,075,320 of underwriting fees, $8,881,809 of deferred underwriting fees and $429,442 of other offering costs.
Following the closing of the Initial Public Offering on March 9, 2021, an amount of $253,765,980 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Merger Consideration
Pursuant to the Merger Agreement, the stockholders of Dave, including holders of restricted shares of the Dave’s Common Stock (“Dave Restricted Stock”) (such holders, collectively, the “Dave Stockholders”) and holders of vested Dave Options (as defined below), will receive aggregate merger consideration with an implied value of $3,500,000,000(the “Equity Value”), consisting of a number of shares of Company Common Stock (as defined and more fully described below), with each deemed to have a value of $10.00 per share, equal to the Equity Value divided by $10.00 (the “Aggregate Stock Consideration”).

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

For more detailed information about the Merger Agreement and the proposed business combination, see our Current Report on
Form 8-K
filed with the SEC on June 7, 2021 (File
No. 001-40161)
and the prospectus included in our Registration Statement on Form S-4 filed with the SEC on October 6, 2021 (File No.
333-260083)
(the “Form S-4”), as amended, and other filings that the Company makes with the SEC discussing the proposed Transactions. Unless specifically stated, this Quarterly Report does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions are included in the Form S-4.
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
The Company will provide the holders of the Company’s outstanding shares of Class A common stock (the “Public Stockholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
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
The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $119,603 in its operating bank accounts and working capital of deficit $1,231,127.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares and the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6).
On March 9, 2021, the Company consummated the Initial Public Offering of 25,376,598 Units, which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,100,214 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,650,321, which is described in Note 5.
Transaction costs amounted to $14,386,571, consisting of $5,075,320 of underwriting fees, $8,881,809 of deferred underwriting fees and $429,442 of other offering costs.
Following the closing of the Initial Public Offering on March 9, 2021, an amount of $253,765,980 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account.
For the period from January 14, 2021 through September 30, 2021, cash used in operating activities was $2,050,955. Net loss of $7,805,910 was affected by interest earned on marketable securities held in the Trust Account of $16,166, changes in fair value of warrant liability of $3,819,820, and transaction costs allocated to warrant liabilities of $600,571. Changes in operating assets and liabilities provided $1,350,730 of cash for operating activities.
As of September 30, 2021, the Company had $119,603 in its operating bank accounts and working capital of deficit $1,231,127. As of September 30, 2021, the Company had marketable securities held in the Trust Account of $253,782,146 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by the Company to pay taxes. Through September 30, 2021, the Company has not withdrawn any interest earned from the Trust Account.
The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a Business Combination. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies.
The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (see Note 6). If we complete a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
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

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly valued its Class A common stock subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment, it had improperly classified certain of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 9, 2021 (audited)	As Previously Reported	Adjustment	As Revised

Class A common stock subject to possible redemption	$222,685,780	$31,080,200	$253,765,980
Class A common stock	$311	$(311)	$—
Additional paid-in capital	$6,977,293	$(6,977,293)	$—
Accumulated deficit	$(1,978,231)	$(24,102,596)	$(26,080,827)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(25,530,690)	$(26,080,193)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 8, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $13,786,001 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $600,570 of the offering costs were related to the warrant liabilities and charged to the statement of operations.
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815 We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 25,376,598 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,765,980
Less:
Proceeds allocated to Public Warrants	$(10,340,965)
Class A common stock issuance costs	$(13,786,000)
Plus:
Accretion of carrying value to redemption value	$24,126,965

Class A common stock subject to possible redemption	$253,765,980

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of September 30, 2021.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis for the periods ended September 30, 2021.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of Class A common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,516,041 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from January 14, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net loss per common shares
Numerator:
Allocation of net loss, as adjusted	$(2,141,472)	$(535,368)	$(5,990,311)	$(1,815,599)
Denominator:
Basic and diluted weighted average common shares outstanding	25,376,598	6,344,150	20,481,452	6,207,710

Basic and diluted net loss per common shares	$(0.08)	$(0.08)	$(0.29)	$(0.29)

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature.
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

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,376,598 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,876,598 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,100,214 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or $7,650,320 in the aggregate, which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 6. RELATED PARTY TRANSACTIONS
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
The initial stockholders will agree, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 10 trading days within any30-trading day period commencing at least 150 days after the initial Business Combination and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $70,000 in fees for these services, respectively, of which $60,000 is included in accrued expenses in the accompanying balance sheet as of September 30, 2021.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 7. COMMITMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or closing on the merger agreement, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
On August 17, 2021, Alameda Research agreed to pre-fund its obligation under the Subscription Agreement between the Company and Alameda Research (the “Alameda Subscription Agreement”) to subscribe for 1,500,000 shares of Class A Common Stock for $15,000,000 of the aggregate proceeds of the Private Placement. In connection therewith, Alameda Research received a promissory note, dated August 17, 2021, issued by Dave in the principal amount of $15,000,000 (the “Promissory Note”), and the Company and Alameda Research entered into an amendment to the Alameda Subscription Agreement, dated August 17, 2021 (the “Subscription Agreement Amendment”), to (i) correct a scrivener’s error in with respect to the name of Alameda Research reflected therein and (ii) provide for the satisfaction of Alameda Research’s obligation to pay the $15,000,000 purchase price under the Alameda Subscription Agreement by way of a full discharge of Dave’s obligations to pay the principal under the Promissory Note, which full discharge will automatically occur upon the Company’s issuance to Alameda Research of the shares of Class A Common Stock at the closing of the Private Placement. As of the date hereof, all of the PIPE Investors have consented to the Subscription Agreement Amendment and the transactions contemplated thereby.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,881,809 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were 25,376,598 Class A common stock issued and outstanding which are presented as temporary equity.
Class
 B Common Stock
 —
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021, there were 6,344,150 shares of Class B common stock issued and outstanding.
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
basis.
NOTE 9. WARRANT LIABILITIES
As of September 30, 2021, there are 6,344,150 Public Warrants outstanding and 5,100,214 Private Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
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
SEPTEMBER 30, 2021
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
As of September 30, 2021, there were 5,100,214 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS
At September 30, 2021, assets held in the Trust Account were comprised of $253,782,146 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company withdrew no interest earned on the Trust.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$253,782,146	$253,782,146	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$10,785,054	$10,785,054	$—	$—

Warrant Liability – Private Placement Warrants	$11,026,051	$—	$—	$11,026,051

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021.
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Black Scholes Model was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.
The key inputs into the Monte Carlo simulation model Public Warrants and the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

	January 12, 2021
	(Initial Measurement)		September 30, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants

Stock Price	$10.00	$9.59	$9.91
Exercise Price	$11.50	$11.50	$11.50
Volatility	26.9%	26.0%	29.0%
Term (years)	5.00	5.00	5.00
Dividend Yield	0.00%	0.00%	0.00%
Risk Free Rate	1.21%	1.21%	0.98%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement(1)

Fair value as of January 14, 2021 (inception)	$—
Initial measurement on March 9, 2021	9,027,379
Change in valuation inputs or other assumptions	(204,009)
Transfer to Level 1

Fair value as of March 31, 2021	$8,823,370
Change in valuation inputs or other assumptions	1,603,320

Fair value as of June 30, 2021	$10,426,690
Change in valuation inputs or other assumptions	599,361
Fair value as of September 30, 2021	$11,026,051

NOTE 11. SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
No. 001-40161)
and the prospectus included in our Registration Statement on Form S-4 filed with the SEC on October 6, 2021 (File No.
333-260083)
(the “Form S-4”), as amended, and other filings that the Company makes with the SEC discussing the proposed Transactions. Unless specifically stated, this Quarterly Report does not give effect to the Transactions and does not contain the risks associated with the Transactions. Such risks and effects relating to the proposed Transactions are included in the Form S-4.
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended September 30, 2021, we had a net loss of $2,676,840, which consists of formation and operational costs of $1,319,447 and the change in fair value of warrant liability of $1,360,659, offset by interest income earned on marketable securities held in Trust Account of $3,266.
For the period from January 14, 2021 (inception) through September 30, 2021, we had a net loss of $7,805,910, which consists of formation and operational costs of $3,401,685, a change in fair value of warrant liability of $3,819,820, and transaction costs allocated to warrant liabilities of $600,571, offset by interest income earned including those on marketable securities held in Trust Account of $16,166.
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
For the period from January 14, 2021 through September 30, 2021, cash used in operating activities was $2,050,955. Net loss of $7,805,910 was affected by interest earned on marketable securities held in the Trust Account of $16,166, changes in fair value of warrant liability of $3,819,820, and transaction costs allocated to warrant liabilities of $600,571. Changes in operating assets and liabilities provided $1,350,730 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $253,782,146 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
On August 17, 2021, Alameda Research agreed to pre-fund its obligation under the Subscription Agreement between the Company and Alameda Research (the “Alameda Subscription Agreement”) to subscribe for 1,500,000 shares of Class A Common Stock for $15,000,000 of the aggregate proceeds of the Private Placement. In connection therewith, Alameda Research received a promissory note, dated August 17, 2021, issued by Dave in the principal amount of $15,000,000 (the “Promissory Note”), and the Company and Alameda Research entered into an amendment to the Alameda Subscription Agreement, dated August 17, 2021 (the “Subscription Agreement Amendment”), to (i) correct a scrivener’s error in with respect to the name of Alameda Research reflected therein and (ii) provide for the satisfaction of Alameda Research’s obligation to pay the $15,000,000 purchase price under the Alameda Subscription Agreement by way of a full discharge of Dave’s obligations to pay the principal under the Promissory Note, which full discharge will automatically occur upon the Company’s issuance to Alameda Research of the shares of Class A Common Stock at the closing of the Private Placement. As of the date hereof, all of the PIPE Investors have consented to the Subscription Agreement Amendment and the transactions contemplated thereby.
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815 We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Net Income (Loss) Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common share outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II—OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 9, 2021, the Company consummated the Initial Public Offering of 25,376,598 units, which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980. Citigroup and Jefferies acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on
FormS-1/A(No.333-252577).
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

10.1	Promissory Note, dated as of August 17, 2021, by and between Dave Inc. and Alameda Research Ventures LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40161) filed with the SEC on August 17, 2021).

10.2	Amendment to Subscription Agreement, dated as of August 17, 2021, by and between VPC Impact Acquisition Holdings III, Inc. and Alameda Research Ventures LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40161) filed with the SEC on August 17, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPC IMPACT ACQUISITION HOLDINGS III, INC.

Date: November 12, 2021	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)