Form 10-Q/A
period 2021-09-30
VPC Impact Acquisition Holdings III, Inc.
filed 2021-11-23
CIK 1841408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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
As of November
23
, 2021, there were
25,376,598 shares of Class A common stock, $0.0001 par value and 6,344,150 shares of Class B common stock, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheet as of September 30, 2021 (Unaudited)	2
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 14, 2021 (Inception) Through September 30, 2021	3
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 14, 2021 (Inception) Through September 30, 2021	4
Unaudited Condensed Consolidated Statement of Cash Flows for the Period from January 14, 2021 (Inception) Through September 30, 2021	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	32
Part III. Signatures	33

EXPLANATORY NOTE
VPC Impact Acquisition Holdings III, Inc. (the “Company,” “VPC III,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 (this “Amended Form
10-Q”)
to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature, which provides each holder of such shares with the opportunity to have their shares redeemed, Management has no control over which Public Shares will be redeemed. ASC
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A commons stock subject to possible redemption being equal to their redemption value. As a result, in the Original Quarterly Report management noted a reclassification adjustment related to temporary equity and permanent equity as of September 30, 2021.
Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee, re-evaluated
the materiality of the reclassification and whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next two subsequent reporting periods. Following such re-evaluation,
the Company’s management, together with the Audit Committee determined that the Company’s financial statements and other financial data as of and the period from January 14, 2021 (inception) through March 31, 2021 and the period from January 14, 2021 (inception) through June 30, 2021 should be restated through the filing of this Amended Form
10-Q.
The financial statements as of March 31, 2021 and the period from January 14, 2021 (inception) through March 31, 2021 and as of June 30, 2021 and the three months then ended and for the period from January 14, 2021 (inception) through June 30, 2021 have been restated in Note 2 of this Amended
Form 10-Q,
with the restatements resulting in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Further, due to the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).
The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form
10-Q,
and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 12, 2021, including the quarterly reports for the periods ended March 31, 2021 and June 30, 2021, should no longer be relied upon. On November 23, 2021, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report, as well as the Form
10-Q
for the period ended March 31, 2021 filed on May 25, 2021 and the Form
10-Q
for the period ended June 30, 2021 filed on August 13, 2021.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form
10-Q.

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

VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class B Common Stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	in Capital	Deficit	Deficit

Balance – January 14, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	6,468,750	647	24,353	—	25,000
Accretion for Class A common shares to redemption amount	—	—	(24,353)	(24,102,599)	(24,126,952)
Forfeiture of Founder Shares	(124,600)	(13)	—	—	(13)
Net loss	—	—	—	(1,650,406)	(1,650,406)

Balance – March 31, 2021 (unaudited), as restated	6,344,150	$634	$—	$(25,753,005)	$(25,752,371)
Net loss	—	—	—	(3,478,664)	(3,478,664)

Balance – June 30, 2021 (unaudited), as restated	6,344,150	$634	$—	$(29,231,669)	$(29,231,035)
Net loss	—	—	—	(2,676,840)	(2,676,840)

Balance – September 30, 2021 (unaudited)	6,344,150	$634	$—	$(31,908,509)	$(31,907,875)

(1)	In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at September 30, 2021.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS III, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(7,805,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,166)
Changes in fair value of warrant liability	3,819,820
Transaction costs allocated to warrant liabilities	600,571
Changes in operating assets and liabilities:
Prepaid expenses	(917,988)
Accrued expenses	2,268,718

Net cash used in operating activities	(2,050,955)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,765,980)

Net cash used in investing activities	(253,765,980)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,690,660
Proceeds from sale of Private Placements Warrants	7,650,320
Repayment of promissory note—related party	(88,142)
Payment of offering costs	(316,300)

Net cash provided by financing activities	255,936,538

Net Change in Cash	119,603
Cash - Beginning of period	—

Cash - End of period	$119,603

Non-cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$25,000

Offering costs paid through promissory note	$88,142

Deferred underwriting fee payable	$8,881,809

Forfeiture of Founder Shares	$(13)

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

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Merger Consideration
Pursuant to the Merger Agreement, the stockholders of Dave, including holders of restricted shares of the Dave’s Common Stock (“Dave Restricted Stock”) (such holders, collectively, the “Dave Stockholders”) and holders of vested Dave Options (as defined below), will receive aggregate merger consideration with an implied value of $3,500,000,000

(
the “Equity Value”), consisting of a number of shares of Company Common Stock (as defined and more fully described below), with each deemed to have a value of $10.00 per share, equal to the Equity Value divided by $10.00 (the “Aggregate Stock Consideration”).

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

For more detailed information about the Merger Agreement and the proposed business combination, see our Current Report on
Form 8-Kfiled
with the SEC on June 7, 2021 (File
No. 001-40161)
and the prospectus included in our Registration Statement on Form
S-4
filed with the SEC on October 6, 2021 (File
No.333-260083)
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
If the Company is unable to complete a Business Combination by March 9, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to
 $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
As of September 30, 2021, the Company had $119,603 in its operating bank accounts and working capital of deficit $1,231,127. As of September 30, 2021, the Company had marketable securities held in the Trust Account of $
253,782,146
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

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly classified
its Class A common stock subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment, it had improperly classified certain of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
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
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
8-K
filed with the SEC on March 16, 2021 (the
“Post-IPO
Balance Sheet”), Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the
Post-IPO
Balance Sheet and Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s previously issued financial statements is reflected in the following tables.

Balance Sheet as of March 9, 2021 (audited)	As Previously Reported	Adjustment	As Restated

Class A common stock subject to possible redemption	$222,685,780	$31,080,200	$253,765,980
Class A common stock	$311	$(311)	$—
Additional paid-in capital	$6,977,293	$(6,977,293)	$—
Accumulated deficit	$(1,978,231)	$(24,102,596)	$(26,080,827)
Total shareholders’ equity (deficit)	$5,000,007	$(31,080,200)	$(26,080,193)

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$223,013,600	$30,752,380	$253,765,980
Class A common stock	$308	$(308)	$—
Additional paid-in capital	$6,649,473	$(6,649,473)	$—
Accumulated deficit	$(1,650,406)	$(24,102,599)	$(25,753,005)
Total shareholders’ equity (deficit)	$5,000,009	$(30,752,380)	$(25,752,371)
Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$219,534,940	$34,231,040	$253,765,980
Class A common stock	$343	$(343)	$—
Additional paid-in capital	$10,128,098	$(10,128,098)	$—
Accumulated deficit	$(5,129,070)	$(24,102,599)	$(29,231,669)
Total shareholders’ equity (deficit)	$5,000,005	$(34,231,040)	$(29,231,035)
Statement of Cash Flows for The Period from January 14, 2021 (Inception) Through March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$222,685,780	$31,080,200	$253,765,980
Change in value of Class A common stock subject to possible redemption	$327,820	$(327,820)	$—

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Statement of Cash Flows for The Period from January 14, 2021 (Inception) Through June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$222,685,780	$31,080,200	$253,765,980
Change in value of Class A common stock subject to possible redemption	$(3,150,840)	$3,150,840	$—
Statement of Operations for The Period from January 14, 2021 (Inception) Through March 31, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock redeemable shares	25,376,598	(17,513,427)	7,863,171
Basic and diluted net loss per common share, Class A common stock redeemable shares	$—	$(0.12)	$(0.12)
Weighted average shares outstanding of Class B common stock non-redeemable shares	5,851,019	80,357	5,931,376
Basic and diluted net loss per common share, Class B common stock non-redeemable shares	$(0.28)	$0.16	$(0.12)
Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock redeemable shares	25,376,598	—	25,376,598
Basic and diluted net loss per common share, Class A common stock redeemable shares	$—	$(0.11)	$(0.11)
Weighted average shares outstanding of Class B common stock non-redeemable shares	6,344,150	—	6,344,150
Basic and diluted net loss per common share, Class B common stock non-redeemable shares	$(0.55)	$0.44	$(0.11)
Statement of Operations for The Period from January 14, 2021 (Inception) Through June 30, 2021
Weighted average shares outstanding of Class A common stock redeemable shares	25,376,598	(7,675,638)	17,700,960
Basic and diluted net loss per common share, Class A common stock redeemable shares	$—	$(0.22)	$(0.22)
Weighted average shares outstanding of Class B common stock non-redeemable shares	6,129,745	(3,116)	6,126,629
Basic and diluted net loss per common share, Class B common stock non-redeemable shares	$(0.84)	$0.62	$(0.22)
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

1
3

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

1
4

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
paid-in
capital and accumulated deficit.
At September 30, 2021, the Class A common stock reflected in the condensed balance sheet
are reconciled in the following table:

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

1
5

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

1
6

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date
.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU2020-06would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

1
7

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
The initial stockholders will agree, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 10 trading days within an
y

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

1
8

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

1
9

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

2
1

VPC IMPACT ACQUISITION HOLDINGS III, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS
At September 30, 2021, assets held in the Trust Account were comprised of $253,782,146 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company withdrew no interest earned on the Trust
.
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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 14, 2021 (inception) through
ended March 31, 2021.
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

Private Placement

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified misstatements made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A commons share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
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

2
3

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
Recapitalization
Prior to the closing of the Mergers (the “Closing”), Dave will cause (collectively, the “Recapitalization”): (a) each share of Dave’s preferred stock that is issued and outstanding immediately prior to the effective time of the First Merger (the “Effective Time”) to automatically convert into a number of shares of Dave’s common stock, par value $0.00001 per share (the “Dave Common Stock”), at their respective conversion ratio; (b) a dual-class Dave common stock structure to be implemented consisting of (x) Class A common stock, par value $0.00001 per share (“Dave Class A Common Stock”), with respect to which each holder thereof has one (1) vote per share on each matter subject to the vote of the Dave stockholders, and (y) Class V common stock, par value $0.00001 per share (the “Dave Class V Common Stock” and together with the Dave Class A Common Stock (including any vested shares of restricted Dave Common stock), the “Dave Stock”), with respect to which each holder thereof has ten (10) votes per share on each matter subject to the vote of the Dave stockholders; (c) each authorized share of the Dave Common Stock to automatically convert, effective as of the Recapitalization, into a share of Dave Class A Common Stock; and (d) immediately thereafter, each share of Dave Class A Common Stock held by Jason Wilk, the Chief Executive
Officerand Co-Founder of
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
Each option to purchase shares of capital stock of Dave (“Dave Option”) that is outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) (other than certain options to purchase shares of capital stock of Dave granted outside of the terms and conditions of Dave’s stock plans (“Dave
Non-Plan Options”))will
be automatically assumed by the Company and converted into an option to acquire an adjusted number of shares of Company Class A Common Stock (pursuant to a ratio based on the Per Share Dave Stock Consideration) (each such resulting option, a “Rollover Option”) at an adjusted exercise price per share and will continue to be governed by substantially the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Dave Option, except to the extent such terms or conditions are rendered inoperative by the Transactions or such other immaterial administrative or ministerial changes as the parties to the Merger Agreement may determine are appropriate to effectuate the administration of the Rollover Options. The shares of Dave Common Stock issuable upon the exercise of Dave Options that are outstanding, unexercised and unvested immediately prior to the Effective Time (such options, the “Unvested Dave Options”) are not included in the calculation of the “Dave Stock Adjusted Fully Diluted Shares” for purposes of the calculation of the Per Share Dave Stock Consideration, and the shares of the Company Class A Common Stock issuable upon the exercise of Rollover Options representing at the Effective Time Unvested Dave Options (such shares, “Unvested Rollover Option Shares”) are not considered a part of the Aggregate Stock Consideration. The Unvested Rollover Option Shares will reduce the shares of Company Class A Common Stock initially available for issuance under the new equity incentive plan that the Company will adopt as of the Closing.
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
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
Debt —   Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging —   Contracts in Entity’s Own Equity
(Subtopic815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU2020-06eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU2020-06amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU2020-06is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, except for the following:
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
In connection with the preparation of our financial statements as of September 30, 2021, we concluded we were appropriate to restate the presentation of shares of Class A common stock subject to possible redemption to reflect its public shares within temporary equity after determining the public shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.
As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of such material weakness, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 9, 2021, the Company consummated the Initial Public Offering of 25,376,598 units, which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980. Citigroup and Jefferies acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement
onFormS-1/A(No.333-252577).
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of
thisForm10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report
onForm10-Q.

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

VPC IMPACT ACQUISITION HOLDINGS III, INC.

Date: November 23, 2021	By:	/s/ Gordon Watson
	Name:	Gordon Watson
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2021	By:	/s/ Carly Altieri
	Name:	Carly Altieri
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

33