Form 10-K
period 2021-12-31
Dave Inc./DE
filed 2022-03-25
CIK 1841408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
                     to

Commission file number: 001-40161

DAVE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1481509

750 N. San Vicente Blvd. 900W
West Hollywood, CA 90069
(844) 857-3283

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, par value $0.0001	DAVE	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DAVEW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐     NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.    YES  ☐     NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    YES  ☐    NO  ☒
As of December 31, 2021, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of voting ordinary shares held by non-affiliates
of the registrant was approximately $251.0 million, determined using the per share closing price on The Nasdaq Capital Market on that date of $9.89. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 15 , 2022, there were 323,549,861 shares of Class A common stock, $0.0001 par value and 48,450,639 shares of Class B common stock, $0.0001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

DAVE INC.
ANNUAL REPORT ON FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
(this “report” or this “Annual Report on Form
10-K”)
contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of this report and in our other filings with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this report involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

•	the ability of Dave to compete in its highly competitive industry.

•	the ability of Dave to keep pace with the rapid technological developments in its industry and the larger financial services industry

•	the ability of Dave to manage its growth as a public company;

•	the ability of Dave to protect intellectual property and trade secrets;

•	changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business;

•	the ability to attract or maintain a qualified workforce;

•	level of product service failures that could lead Dave members (“Members”) to use competitors’ services;

•	investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings;

•	the ability to maintain the listing of Dave Class A Common Stock on Nasdaq;

•	the effects of the COVID-19 pandemic on Dave’s business;

•	the possibility that Dave may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties described under Item 1A., “Risk Factors” of this Annual Report on Form 10-K.
We caution you that the foregoing list of judgments, risks and uncertainties that may cause actual results to differ materially from those in the forward- looking statements may not be complete. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
You should read this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
This report contains estimates, projections and other information concerning our industry, our business and the markets for our products. We obtained the industry, market and similar data set forth in this report from our own internal estimates and research and from industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties are reliable, we have not separately verified these data. You are cautioned not to give undue weight to any such information, projections and estimates.
As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in Part I. Item 1A “Risk Factors” in this Annual Report on Form
10-K,
our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.
As used in this report, the “Company,” “Dave,” “we,” “us,” “our” and similar terms refer Dave Inc. (f/k/a VPC Impact Acquisition Holdings III, Inc.) and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

BASIS OF PRESENTATION
On January 5, 2022, we consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 (the “Merger Agreement”), by and among VPCC, Dave Inc., a Delaware corporation (“Legacy Dave”), Bear Merger Company I Inc., a Delaware corporation and a direct, wholly owned subsidiary of VPCC (“First Merger Sub”), and Bear Merger Company II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of VPCC (“Second Merger Sub” and together with the First Merger Sub, the “Merger Subs”). Pursuant to the Merger Agreement, First Merger Sub merged with and into Legacy Dave (the “First Merger”), with Legacy Dave being the surviving corporation of the First Merger (the “Surviving Corporation”), and immediately following the First Merger, the Surviving Corporation merged with and into Second Merger Sub (the “Second Merger,” together with the First Merger, the “Mergers” and the Mergers together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), with Second Merger Sub being the surviving company of the Second Merger as a wholly owned subsidiary of VPCC. In connection with the closing of the Business Combination, we changed our name from “VPC Impact Acquisition Holdings III, Inc.” to “Dave Inc.,” and the Surviving Entity operates under the name “Dave Operating LLC”.
The Company’s Class A Common Stock is now listed on the Nasdaq Global Select Market under the symbol “DAVE”, and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share are listed on Nasdaq under the symbol “DAVEW”. The audited financial statements included herein are those of VPCC prior to the consummation of the Business Combination and the name change. Prior to the Business Combination, VPCC neither engaged in any operations nor generated any revenue. Until the Business Combination, based on VPCC’s business activities, VPCC was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The audited consolidated financial statements of Dave and its consolidated subsidiaries prior to the close of the Business Combination, which is considered the Company’s accounting predecessor, are included in the Amendment No. 1 to the Form
8-K
that is anticipated to be filed with the SEC on or about March 25, 2022.
As used in this Annual Report on Form
10-K,
unless otherwise noted or the context otherwise requires:

•	references to the “Company,” “Dave,” “we,” “us,” “our” and similar terms refer to Dave Inc. (f/k/a VPC Impact Acquisition Holdings III, Inc.) and its consolidated subsidiaries;

•	references to “VPCC” are to VPC Impact Acquisition Holdings III, Inc. and its consolidated subsidiaries prior to the close of the Business Combination; and

•	references to “Sponsor” are to VPC Impact Acquisition Holdings Sponsor III, LLC.

PART I
ITEM 1. BUSINESS
Unless otherwise noted or the context otherwise requires, the disclosures in this Item 1 refer to Dave Inc. and its consolidated subsidiaries following the consummation of the Business Combination
.
Overview
In the story of David vs. Goliath, the small underdog is able to outsmart and defeat his larger adversary. This is the spirit behind the name “Dave.” We have built an integrated financial services online platform that provides millions of Americans with seamless access to a variety of intuitive financial products at a fraction of the cost and with much higher speed to value than that of the legacy financial services incumbents, such as traditional banks and other financial institutions. Our mission is to build products that level the financial playing field. Our near-term strategy is focused on delivering a superior banking experience for anyone living paycheck to paycheck.
Based on our observation and analysis of Member data, legacy financial institutions charge high fees for consumer banking and other financial services products, which disproportionately burdens tens of millions of Americans who can least afford them. We see this dynamic playing out with our Members who we believe are on average paying between
$300-$400
in overdraft, maintenance and other fees to their existing bank for basic checking services.
Further, we see a significant opportunity to address the broader short-term credit market. According to a report by the Center for Financial Services Innovation (“CFSI”), legacy financial institutions charge approximately $30 billion in fees annually. The Financial Health Network estimates that financially “coping” and “vulnerable” populations pay approximately $120 billion a year in fees and interest for access to short-term credit.
Our prospective Member opportunity is also significant. According to the Financial Health Network, by 2023 approximately 45 million Americans will be “financially vulnerable,” 65 million Americans will be unbanked or underbanked and 185 million Americans will fall into the low or volatile income and credit-challenged category. Given these dynamics, we estimate that our total addressable market consists of between 150 million to 180 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.
Dave offers a suite of innovative financial products aimed at helping our Members improve their financial health. Our budgeting tool helps Members manage their upcoming bills to avoid overspending. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. We also help Members generate extra income for spending or emergencies through our Side Hustle product, where we present Members with supplemental work opportunities. Through Dave Banking, we provide a modern checking account experience with valuable tools for building long-term financial health.
Market research conducted by Dave found that legacy financial institutions commonly require a more extensive banking relationship and days or even weeks of wait times to access their features and services, which can potentially be more onerous in order to obtain premium features (e.g., access to increased interest rates requires direct deposit or higher minimum daily balances). Even new challenger banks often take multiple days or even weeks before allowing members to access certain premium features, according to the same research. In contrast, Members are able to utilize all of Dave’s products individually and instantly, whether or not their banking relationship is with us. As an example, our ExtraCash product allows new Members to access up to $250 to cover an overdraft at their existing bank. We are able to do this by leveraging our proprietary machine learning engine that analyzes a Member’s prior transaction history at their existing bank. This flexible approach to Member choice and speed to value has been a key driver of our growth and best-in-Class
brand favorability. According to market research conducted by Dave in June 2021 through a third-party using a quantitative online survey of 2,021 respondents across the United States 73% of respondents rated Dave in the two highest favorable categories (42% very favorable and 30% somewhat favorable) compared to other bank innovators.

We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to rewire the financial system for the everyday person. Since inception and through the date of this Annual Report on Form
10-K,
over 10 million Members have registered on the Dave app, over six million of them have used at least one of our current products and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.
Recent Developments
On March 21, 2022, the Company, entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd., (the “Purchaser”) owner and operator of FTX US (“FTX”), providing for the purchase and sale of a Convertible Note in the initial principal amount of $100.0 million (the “Note”). The Note bears interest at a rate of 3.00% per year (compounded semiannually), payable semi-annually in arrears on June 30th and December 31th of each year. Interest may be paid in-kind or in cash, at the Company’s option. Forty-eight months (the “Maturity Date”) after the date of the initial issuance of the Note (the “Issuance Date”), the Company will pay the Purchaser the sum of (i) the outstanding principal amount of the Note, plus (ii) all accrued but unpaid interest thereon, plus (iii) all expenses incurred by the Purchaser (the “Redemption Price”). Payment of the Redemption Price on the Maturity Date will constitute a redemption of the Note in whole.
During the term of the Note, the Note will be convertible into shares of the Company’s Class A Common Stock, at the option of the Purchaser, upon delivery on one or more occasions of a written notice to the Company electing to convert the Note or all of any portion of the outstanding principal amount of the Note. The initial conversion price of the Note is $10.00 per share of Common Stock (the “Conversion Price”). The conversion price of the Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. The Note and the shares of Common Stock issuable upon conversion of the Note have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.
Beginning on the twenty-four-month anniversary of the Issuance Date continuing until the Maturity Date, if the closing price of the Common Stock equals or exceeds 175% of the Conversion Price for 20 out of the 30 consecutive trading days ending immediately preceding the delivery of the notice of the Company’s election to convert the Note, the Note will be convertible into shares of Common Stock at the option of the Company, upon delivery of a written notice to the Purchaser electing to convert the Note or all or any portion of the outstanding principal amount of the Note.
At any time prior to the Maturity Date, the Company may, in its sole discretion and upon delivery of a written notice to the Purchaser electing to prepay the Note, prepay the Note without penalty by paying the Purchaser 100% of the Redemption Price. Once the Redemption Price has been delivered to the Purchaser, the Note will be cancelled and retired.
On March
21
, 2022, the Company also entered into a White Label Services Agreement (the “Services Agreement”) with West Realm Shire Services, Inc. d/b/a FTX US. The Services Agreement allows the Company’s customers to establish accounts with the Purchaser to place orders for eligible cryptocurrencies and for the settlement of such orders. During the four year term of the Services Agreement, FTX will be the Company’s exclusive provider of such cryptocurrency services.
Our Strategy
Americans have been underserved by existing financial products. We take a unique approach to serving our large addressable market with the following strategy:

•	Offering a suite of products that help solve critical Member pain points, driving low acquisition costs.

•	Creating frictionless access to a suite of financial products.

•	Leveraging data to offer ExtraCash at unbeatable prices and speed to value.

•	Focusing on community building with our Member base.

•	Generating a “flywheel” by cross-selling existing Members to new products at no additional Member acquisition costs, resulting in lower consumer pricing.
Offering products to solve critical Member pain points
: One in five Americans are either unbanked (no checking account) or underbanked (access to a checking account, but pay significant fees or have limited access to credit). Household financial insecurity is even more pervasive. Today, more than 150 million Americans are financially vulnerable, with 40% unable to afford a one-time
$400 emergency expense and nearly 69% of full-time workers are living paycheck-to-paycheck,
according to results from the 2020 “Getting Paid in America” survey conducted by the American Payroll Association (APA).
Retail banks—large-scale depository institutions, regional banks, credit unions and other traditional financial institutions—are largely set up to serve Americans who are financially stable. For these Americans, existing financial services offerings largely address their needs; they offer mortgages, savings accounts, credit cards, wealth management and more. To the contrary, low-income
or low-balance
consumers are discouraged from participating through overdraft fees, minimum account balance fees, minimum credit score requirements and other requirements. Historically, Members have incurred an average of $300-400
per year in fees from their legacy banks.
At Dave, we have built an online platform that offers the following financial products to directly address the financial instability that these Americans face:
Insights:
As spending and earning dynamics have become more complex over time, we offer a personal financial management tool to support Members with budgeting, wherever someone banks. These insights help people to manage their income and expenses between paychecks, helping them to spend and save in a smarter way and avoid liquidity jams that may cause them to overdraft.
ExtraCash:
Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on overdraft, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $34 for access to as little as $5 of overdraft, whereas many others in the financial services sector don’t allow for overdraft at all. Dave invented a free overdraft and short-term credit alternative called ExtraCash, which allows Members to advance funds to their account and avoid a fee altogether. Members may receive an advance of up to $250.
Side Hustle:
Dave seeks to help Members improve their financial health by presenting new job opportunities to them. Through our partnership with leading employers—including Doordash, Airbnb, Lyft, Rover and more—Members can quickly submit applications and improve their income with flexible employment. Members have generated more than $157 million of new income through applications submitted using Dave’s Side Hustle product since it was launched in 2018.
Dave Banking:
Dave offers a full-service digital checking account through our partnership with Evolve Bank and Trust. (“Evolve”), an Arkansas-based, nationally chartered bank owned by Evolve Bancorp Inc. We do not have overdraft and minimum balance fees, we allow for early paycheck payment and help our Members build credit with their rent and utility payments. Dave Banking Members also have access to Insights and higher ExtraCash limits.
Creating frictionless access to high-impact products:
In order to access the financial tools many retail banks offer, consumers are often first required to establish a checking account with that bank. Banks may also require a direct deposit relationship, creating friction to discourage switching banks. Innovators in the consumer banking space have largely retained this model, requiring a primary banking relationship in order to access their tools around financial health.

At Dave, we have seen that this approach is exclusionary and discourages participation in the banking system for tens of millions of Americans. As part of our philosophy of solving critical financial pain points for consumers, we intentionally offer each of our products on a standalone basis, meeting Members where they are and allowing them to engage with Dave on their own terms. Members do not need to have a Dave Banking account to access our Insights, ExtraCash or Side Hustle products. We believe that smart, high-impact products that are easy to access will engender Member loyalty and engagement across multiple products.
Leveraging data to offer high impact products quickly and at advantageous pricing:
We offer our high impact ExtraCash and Insights products to Members in a matter of minutes. When a Member connects their existing bank account to Dave, we analyze up to several years of historical spending and income data using our proprietary machine-learning algorithms. To date, we have analyzed more than 30 billion Member transactions. This allows us to offer immediate budgeting insights such as an upcoming utility bill and rapidly approve Members for up to $250 of ExtraCash. While early wage access and cash advance products have become increasingly common across banking innovators, these products typically depend on multiple direct deposits into a new bank account—often requiring multiple weeks and pay cycles. At Dave, a Member can receive budgeting advice and much-needed cash in a matter of minutes, without signing up for a new bank account.
This wealth of data, combined with our machine-learning capabilities and underwriting excellence are competitive advantages that will increase with Member scale. We expect to continue to develop these technologies and use them for product expansion in the future.
Focusing on community building with our Members:
We take our mission to advance America’s collective potential seriously. That’s why we have developed financial products that address the needs of more than 150 million Americans.
To date, we have helped our Members avoid approximately $1 billion in overdraft fees from their legacy bank relationships through our ExtraCash product. Through our charity program, we have delivered 13 million meals and pledged approximately $7 million to Feeding America and other causes. Members have submitted one million job applications through our Side Hustle product and generated $157 million in income to supplement their income. Dave is consistently recognized as one of the best startup employers in Los Angeles, and was voted #1 in 2020 by Forbes.
Generating a virtual “flywheel”:
Our aim is to create the most trusted, integrated financial services platform that will generate a cycle whereby positive Member experiences will lead to more products adopted per Member and enhanced profitability for each additional product at no additional acquisition cost. We refer to this cycle as our “Dave Flywheel”. Ten million Americans have downloaded and registered accounts on the Dave app, and more than six million Americans have connected their existing bank accounts to Dave.
Our Member acquisition efficiency is a testament to Dave’s product-market fit and trusted brand. Dave enjoys the highest user impression among competing brands—73% in the two highest favorable categories—with other bank innovators at
45-50%
based on Dave’s market research. Our unique ability to offer an immediate short-term solution to near-term financial instability, without requiring a bank account, has proven highly compelling to a broad range of Members. Further, our digitally-native interface and the community impact of our products creates a compelling Member experience that paves the way to offer additional products within our ecosystem.
Our Product Platform
Our intuitive and Member-friendly app provides a fast, seamless experience across all of our products. We are committed to delivering a delightful Member experience; we continuously listen to our Members’ feedback and implement improvements on a rapid release cycle. As of December 31, 2021, we had received nearly one million ratings across all app stores, with a 4.8 average on Apple and a 4.5 average on Android.

Dave’s current product platform includes:
Advice and Financial Wellness: “Insights”
We believe that understanding and visibility are core to a Member’s financial health. That’s why we began our product offering with Insights, a tool that helps Members understand their spending and savings habits and learn better financial management.
This automated financial management tool leverages historical bank account data to help Members understand both recurring and commonly occurring charges, helping Members create forward looking budgets and understand potential upcoming pain points. Insights notifies Members when there is a chance of an overdraft, and allows Members to opt into Dave’s ExtraCash feature for up to $250 of additional liquidity. We charge a $1 monthly subscription for access to the Insights product.
Overdraft Protection: “ExtraCash”
ExtraCash is our 0% APR advance product that gives Members access to much-needed liquidity to avoid overdraft fees or bridge themselves to their next paycheck. Members do not need a bank account with Dave to access ExtraCash but they do need to have a checking account with another financial institution. No credit check is required and eligibility for ExtraCash is based on the verification of the Member’s checking account and the Member’s identity. Once a Member connects his or her bank account to the Dave app, data regarding the Member’s account is gathered and analyzed. The amount of the advance available to a Member is a function of a proprietary machine-learning algorithm that analyzes historical spending, savings and earnings patterns based on data gathered from the Member’s bank account, among other data points. This process is fully automated unless there are any issues flagged via our Member identification processes. Timing of the repayment of the advance is determined when the advance is made and is based on the estimated date that the Member will receive his or her next paycheck, which typically ranges from seven to 10 days from when they apply for an advance. A Member is limited to one ExtraCash advance per pay period and may only have one advance outstanding at any given time. The maximum term for an ExtraCash advance is 14 days. Dave develops and manages the entire risk management and decisioning process associated with issuing and servicing ExtraCash advances. Since the payback date is an estimate of the Member’s next paycheck date, we primarily manage repayment performance in the 4 weeks following the estimated repayment date. Specifically, we assess dollars repaid relative to dollars owed over this period. The table below summarizes repayment performance over the historical period.

	For Years Ended December 31,
	2020	2021
Average 28-Day Delinquency Rates	4.34%	3.93%
There are no fees associated with the delivery of ExtraCash funds to a checking account (typically delivered within two to five business days) via ACH. Should a Member wish to receive their funds on an expedited basis (guaranteed within eight hours, though often significantly faster), there is an optional instant transfer fee. The instant transfer fee ranges from $1.99 to $5.99, depending on the size of the advance taken. Use of this expedited transfer feature is entirely optional. Further, we give Members the option to leave a tip based on what they think is fair when they use ExtraCash if they feel we have provided substantial value to them.
On the agreed upon repayment date, we trigger an automated withdrawal from the Member’s account for the ExtraCash advance amount plus the optional instant transfer fee and optional tip, if a Member opted for those services. We take a consumer-friendly approach to the withdrawal process by attempting to check Member balances before initiating all withdrawals. In the event there are insufficient funds to cover the repayment amount, we do not attempt the withdrawal and will wait until the Member has a sufficient balance before initiating the transaction. In select circumstances where Member balance information is unavailable, we may elect to initiate a withdrawal. Consistent with our reserve methodology, we deem a Member advance that has been outstanding for more than 120 days to be uncollectible and is therefore written off.

Job Application Portal: “Side Hustle”
Side Hustle is our streamlined job application portal for Dave Members to find supplemental or temporary work. We focus on “gig economy,” part-time, seasonal, remote and other flexible types of employment opportunities. Members can apply to dozens of jobs in-app
using saved information and credentials. A side hustle can be an important part of a Member’s long-term financial health, as it allows Members to quickly address unexpected expenses or cash needs with incremental income.
Demand Deposit Account: “Dave Banking”
Dave Banking is our FDIC-insured digital demand deposit account with zero minimums, premium features, and rewards. Our Dave Banking demand deposit accounts are currently issued by Evolve.
Members can open a Dave Banking account in minutes through the Dave mobile application, add funds to their account and begin spending using a Dave Banking virtual debit card. Dave Banking accounts also include a physical Dave Debit MasterCard that can be used at any of the 37,000 MoneyPass ATM network locations to make no-fee
withdrawals at these
in-network
ATMs.
Dave Banking accounts can be funded with a direct deposit, an external debit card, an external bank account, or mobile check capture. There are no fees for a Dave Banking account, making it accessible for people of all financial situations.
Our Dave Banking account includes some of the best features and rewards in banking, including:

•	Zero account minimums;

•	37,000 MoneyPass ATM network locations to make no-fee withdrawals;

•	Paychecks delivered up to two days earlier than the scheduled payment date with direct deposit into the Dave Banking account, a feature accessible with no additional mandatory fees;

•	Access to mobile wallets such as Apple Pay and Google Pay;

•	Access to a free credit-building membership, where Members can build credit based on rent and utility payments made from their account; and

•	Up to $250 in ExtraCash capacity for short-term emergencies.
Dave Banking offers robust security controls such as multi-factor authentication, contactless payment, instant card lock and robust protection against unauthorized purchases if cards are lost or stolen.
Our Dave Banking demand deposit accounts are currently issued by Evolve. Evolve is also the issuer of all Dave Banking debit cards and sponsors access to debit networks for payment transactions, funding transactions and associated settlement of funds under a sponsorship agreement with Dave. Evolve also provides sponsorship and support for ACH and associated funds settlement. Under the agreement between Dave Banking and Evolve, Evolve receives all of the program revenue and transaction fees, and passes them on to Dave, minus any obligations owed to Evolve. Dave pays all payment network fees and other program-specific expenses associated with Dave Banking. These payment network fees are set directly by the various payment networks and based on the transactions processed on their respective network. See “Our Business Model” below for additional information.
Our Business Model
We offer a range of financial products and services through a single platform delivered via a mobile application.

Our revenue is primarily broken into the following categories:

•	Service Revenue : in 2021, 93% of revenue, approximately $142.2 million in revenue

•	Insights (subscription fee)

•	ExtraCash (optional instant transfer convenience fees and optional tips)

•	Other (Side Hustle lead)

•	Transaction Revenue : in 2021, 7% of revenue, approximately $10.8 million in revenue

•	Dave Banking (interchange fees, out-of-network ATM fees)
We originate ExtraCash advances directly pursuant to applicable exemptions across various states in the U.S., and we service all the advances that we originate.
ExtraCash advances have historically been funded through balance sheet cash. Beginning in January 2021, subsequent to the formation of Dave OD Funding, a subsidiary of Dave which is consolidated in Dave’s financial statements, ExtraCash advances have been funded through a combination of balance sheet cash and funding available under Dave OD Funding’s credit facility with Victory Park Capital, an affiliate of VPCC. Advances are originated at Dave and transferred to Dave OD Funding for servicing. Cash is transferred back from Dave OD Funding to Dave through the acquisition of newly originated advance receivables and by distributions following the repayment of advances by Members. Proceeds of borrowings under the credit facility are used by Dave OD Funding to purchase advance receivables. The Company, through Dave OD Funding, continues to service all advances that it originates.
In addition, we depend on certain key third-party partners to provide certain of our products and services. Our Dave Banking demand deposit accounts and associated debit cards are currently issued by Evolve. We are party to a Bank Services Agreement with Evolve, which has an initial two-year
term ending on July 13, 2022, which automatically renews for successive one-year
periods unless either party provides written notice of
non-renewal,
which may be provided without cause to the other party at least 180 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or Evolve may terminate the agreement immediately upon written notice to the other party. The Bank Services Agreement does not prohibit Evolve from working with our competitors or from offering competing services, nor does it prevent us from working with other banks to provide similar services. Our partnership with Evolve allows us to provide deposit accounts and debit cards while complying with various federal, state, and other laws. Evolve also sponsors access to debit networks and ACH for payment transactions, funding transactions and associated settlement of funds.
In connection with our arrangements with Evolve, we have also entered into a multi-year service agreement with Galileo Financial Technologies, LLC (f/k/a Galileo Financial Technologies, Inc.) (“Galileo”), a payment processing platform, in which Galileo has agreed to process all of our transactions for our Dave Banking accounts and debit cards, and to handle corresponding payments and adjustments. Galileo also maintains cardholder information, implements certain fraud control processes and procedures, and provides related services in connection with the Dave Banking accounts and debit cards. We pay the greater of actual fees or the minimum monthly fee for these services. Following the initial four-year term, the service agreement renews for successive one-year
periods unless either party provides written notice of
non-renewal,
which may be provided without cause, to the other party at least four months prior to the end of any such term. The occurrence of certain events would provide each party with an early termination right under the agreement.
Our Growth Strategy
We believe we are in the early stages of realizing the full value of our existing platform. We seek to capitalize on the structural advantages inherent in being a digitally native, customer-centric, and built-to-scale
platform as we

continue capturing market share and economic gains. Our multi-pronged growth strategy is designed to continue building upon the momentum we have generated to date to create even greater value for consumers:

•	Continue penetrating our large addressable market;

•	Accelerate cross-sell into Dave Banking;

•	Scale new Dave Banking Members;

•	Deliver new products and features to cross-sell to Members; and

•	Evaluate additional strategic acquisitions.
Continue penetrating our large addressable market:
More than 150 million Americans are in need of more financial stability. Approximately
10-15 million
Americans are “unbanked”—without access to a checking account. Approximately 20 million of the most vulnerable Americans have access to a checking account, but overdraft their accounts
10-20
times each year. Another
20-25 million
incur multiple overdraft fees per year, and are underserved by existing bank relationships. Beyond these populations, another 100 million people or more are living paycheck-to-paycheck,
have significant debt or need more from their banking relationship. Framed differently, 40% of Americans are unable to afford a one-time
$400 emergency and more than 75% of full-time workers are living paycheck-to-paycheck.
Therefore, while we have achieved significant user scale, there remains significant runway for growth in our core product markets.
Accelerate cross-sell into Dave Banking:
We’re focused on continuing to expand the relationships we have with our Members into Dave Banking customers who engage in recurring funding and spending on our platform. Our goal is to become the primary banking service of our Members.
Deliver and market new products and features:
Our product development teams, inclusive of Product Management, Engineering, Design and Data Science, are constantly innovating. We are continually optimizing our current products, while also developing new features and solutions. We build products for our Members that we believe not only impact their daily financial lives, but are also intuitive and easy to use. While at the same time, we design our products to drive value for our business and be technically scalable.
Leveraging both quantitative and qualitative Member data, we seek to solve Member financial challenges and drive greater engagement. We begin by listening to our Members and then flowing through our phases of product development—research and development, prototyping and design, Member validation and Member testing, development and launch—and then ongoing learning and iterating.
Evaluate Additional Strategic Acquisitions:
We believe acquisitions will be an important tool to accelerate realization of our strategic roadmap going forward. We plan to be intentional in evaluating opportunities to serve larger populations with our leading products, to enhance value-add
and engagement with our current Members and to enter new product spaces.
Marketing
Member acquisition relies primarily on paid and organic online advertising and social media. Dave also relies on television (streaming and linear), paid search, organic web traffic and
e-mail
marketing. Referrals and spend incentives drive incremental acquisition and engagement. Marketing creative content and online ads feature Member-generated content produced and edited by a lean, experienced, in-house
team, well-versed in tailoring messages for our target segments.
Product marketing efforts are aimed at increasing Member engagement, through-funnel conversion and, retention at a very low cost.

Competitive Landscape
Consumer financial services is a large, fragmented, and competitive market, and we compete in varying degrees with a range of existing providers of consumer-focused banking, lending, commerce and other financial products. Our competitors are generally large, well-capitalized financial services companies. Some of our current and potential competitors have longer operating histories, particularly with respect to financial products similar to what we offer, significantly greater financial, technical, marketing and other resources, and a larger Member base. These competitors include:

•
Banking Competitors
: Traditional banks and credit unions (e.g., Bank of America, Chase, Wells Fargo), new entrants obtaining banking licenses (e.g., Varo Money), and other non-bank
digital providers that white-label regulated products, offering banking-related services (e.g., Chime).

•
Lending and Earned Income Advance Competitors
: Traditional banks and credit unions, specialty finance and other non-bank
providers, offering consumer lending-related or advance products (e.g., Upstart, MoneyLion).

•
Innovators in Consumer Finance
: Consumer-oriented commerce enablement platforms (e.g., Affirm, Afterpay), finance-oriented social networks (e.g., CashApp, Venmo), and lending platforms (e.g., OpenLending, LendingClub).

We believe other market participants do not adequately meet the needs of an estimated 150 to 180 million Americans who make up our target market. We believe our ease of access, speed-to-value,
data-driven approach and powerful flywheel will allow us to continue to efficiently scale and generate strong returns.
Management
Leadership talent and vision are core priorities at Dave. We have carefully built our team to include experts who will help develop our unique and innovative solutions. Our founding team includes serial entrepreneurs, experienced designers and technology experts. Sourcing from some of the largest and most successful companies in consumer and financial technology, we have hired leaders in People, Product and Marketing. Our Legal and Regulatory functions are led by veterans from high-growth financial services firms. We will continue to focus on building our leadership team as we grow and diversify our business.
Customer Service
Our mission is to deliver a “center of excellence” utilizing the voice of our Members to ensure they have successful interactions with our platform. We are customer centric and devoted to providing transformational experiences. We offer omni channel support guided by Member data and artificial intelligence to augment all of our responses via chatbot, chatting with an agent, contacting us by phone, emailing with us or reaching out via social media. We use seamless tools to give us a
360-degree
view of our Members’ journeys with the goal of offering the right resolutions to the right problems. Our 24/7 knowledge center provides best practices to empower Members to employ our tools and services effectively. We also review feedback from Members via Member satisfaction surveys, net promoter score tracking and app ratings to guide process updates and optimize our products. Our approach enables us to resolve a large variety of inquiries with ease, customization and efficiency.
Employees and Culture
Every day, our small but mighty team works together to level the financial playing field. It’s this mission and the opportunity to impact the lives of millions of current and future Members that gets us out of bed each day. But, being mission driven alone is not enough to attract great talent. We’ve made significant strides towards setting the foundation to becoming a great place to work.

We know that great people leaders have a multiplying effect on what a business is able to achieve. This insight has led us to invest very early in defining what it means to be a great leader at Dave. Our leaders aspire to create purpose, foster growth, lead through change, communicate with clarity and consistency and prioritize Dave-wide success. We are embedding this definition of leadership into all aspects of the employee experience at Dave to ensure that over time, we’re building the cadre of high performing leaders that inspire their teams to deliver our mission and business results.
Because of our mission, we’ve also invested early on in social impact. At Dave, we define social impact as removing the tension between profit vs. purpose and creating positive business outcomes through positive social outcomes. In support of and closely aligned to Dave’s social impact work, we work to ensure diversity, equity, inclusion and belonging are a way of doing business through diagnostics, strategy and goal setting and program development.
Over the last year, we’ve made significant updates to our compensation, benefits and wellness programs. When we decided to go Virtual First, meaning Dave employees can live and work anywhere in the United States (including U.S. territories), excluding Hawaii for the time being, we also decided to have one pay scale that we will apply nationally and will be based on the California labor market. This decision recognizes that regardless of where Dave employees choose to live, their time and effort is of equal value to Dave. Given our mission, we also invested early on in supporting the financial wellness of our own team by not only ensuring we’re paying market competitive compensation but also providing a 401k match and implementing a benefits offering that allows all Dave employees to access to a personal financial advisor.
Finally, as a fintech company working to reinvent so many aspects of our legacy financial system, we’re no strangers to the unknown. We acknowledge that building a company and culture that employees can be proud of and recommend to their closest friends is not always linear. As such, we have mechanisms in place, including quarterly engagement pulse surveys, to track how we’re doing so that we can listen, learn and course correct.
As of December 31, 2021, we had approximately 254 employees across all locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
Regulatory Environment
We operate in a complex regulatory environment consisting of U.S. federal and state laws that is rapidly evolving. These laws cover most aspects of our business and include laws, regulations, rules and guidance relating to, among other things, consumer finance and protection, privacy and data protection, banking, and payments. For example, with respect to our non-recourse
cash advance product, certain state laws may, if applicable, regulate the charges or fees we can assess and how we may obtain repayment from our Members. In addition, other federal and state laws, public policy, and general principles of equity, such as laws prohibiting unfair and deceptive acts or practices, may apply to our activities in banking, non-recourse
cash advances, payments, and other areas. These laws and regulations impact our business both directly and indirectly, including by way of our partnership with Evolve, which provides deposit accounts and debit cards to our Members. Ensuring ongoing compliance with these laws and regulations imposes significant burdens on our business operations. See “
Risk Factors—We operate in an uncertain regulatory environment and may from time to time be subject to governmental investigations or other inquiries by state, federal and local governmental authorities”
and
“—Our business is subject to extensive regulation and oversight in a variety of areas, including registration and licensing requirements under federal, state and local laws and regulations.
”
In addition, we may become subject to additional legal or regulatory requirements we are not subject to today if laws or regulations change in the jurisdictions in which we operate, or if we were to release new products or services. In addition, the regulatory framework for our products and services is evolving and uncertain and specifically the framework that applies to our non-recourse
cash advance business, as federal and state governments and regulators consider the application of existing laws and potential adoption of new laws. The potential for new laws and regulations, as well as ongoing uncertainty regarding the application of existing laws and regulations to our current products and services, may negatively affect our business. This could include the need to modify the way in which we generate revenue from certain business lines, obtain new licenses, or comply with additional laws and regulations in order to conduct our business.
State licensing requirements and regulation
We believe that none of our current business lines require us to obtain any state licenses. However, the application of state licensing requirements (including those applicable to consumer lenders) to our business model is not always clear and state regulators may request or require that we obtain licenses or otherwise comply with additional requirements in the future, which may result in changes to our business practices. In addition, if we are found to have engaged in activities subject to state licensure for which we lack the requisite license, or in activities that are otherwise deemed to be in violation of state lending laws, the relevant state authority may impose fines, impose restrictions on our operations in the relevant state, or seek other remedies for activities conducted in the state.
U.S. federal consumer protection requirements
Here we summarize several of the material federal consumer protection and other laws applicable to our business. Many states have laws and regulations that are similar to the federal laws described, but the degree and nature of such laws and regulations vary from state to state. We must comply with various federal consumer protection regimes, both pursuant to the financial products and services we provide directly and as a service provider to Evolve.
We are subject to regulation by the CFPB, which oversees compliance with and enforces federal consumer financial protection laws. The CFPB directly and significantly influences the regulation of consumer financial products and services, including the products and services we provide. The CFPB has substantial power to regulate such products and services and the banks and non-bank
entities that provide them, as well as their respective third-party service providers. This power includes rulemaking authority in enumerated areas of federal law such as truth in lending, credit discrimination, electronic fund transfers and truth in savings. Under Title X of the Dodd-Frank Act, the CFPB also has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services that engage in unfair, deceptive or abusive acts or practices, commonly referred to as “UDAAPs.” The CFPB may also seek a range of other remedies, including restitution, refunds of money, disgorgement of profits or compensation for unjust enrichment, civil money penalties, rescission of contracts, public notification of the violation, and restrictions on the target’s conduct, activities and functions. Moreover, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to enforce such laws and regulations.
Our business activities, either directly or indirectly through our partnership with Evolve, are also subject to applicable requirements under other federal statutes and regulations, including but not limited to:

•
Federal Trade Commission Act
. The Federal Trade Commission Act prohibits unfair and deceptive acts and practices in business or commerce and grants the FTC and bank regulators enforcement authority to prevent and redress violations of this prohibition. Whether a particular act or practice violates these laws or the prohibition against UDAAPs enforced by the CFPB frequently involves a highly subjective and/or fact-specific judgment.

•
Truth in Savings Act.
The federal Truth in Savings Act (“TISA”) and Regulation DD which implements it require that consumers be provided various disclosures concerning terms and conditions of deposit accounts. They also impose disclosure requirements and restrictions on advertising regarding deposit accounts. TISA and Regulation DD apply to the demand deposit accounts opened by our Members at Evolve
.

•
Electronic Fund Transfer Act and NACHA Rules
. The federal Electronic Fund Transfer Act (“EFTA”) and Regulation E which implements it provide guidelines and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. EFTA also limits consumers’ liability for unauthorized electronic fund transfers and requires banks and other financial services companies to comply with certain transaction error resolution procedures. Electronic fund transfers within the scope of EFTA include ACH transfers and debit card transfers. In addition, transfers performed by ACH are subject to specific authorization, timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). NACHA operating rules further imposes maximum tolerances on the volume of ACH transfers that may be returned as unauthorized or for other reasons. Exceeding those tolerances may result in limitations being imposed on our ability to initiate ACH transactions. Many transfers of funds in connection with the provision and repayment of our non-recourse
cash advances are performed by electronic fund transfers, including ACH transfers. We also facilitate the electronic transfer of funds requested by our Members between their deposit accounts with Evolve and their accounts at other financial institutions.

•
Payday, Vehicle Title, and Certain High-Cost Installment Loans Final Rule
. In 2017, the CFPB issued a final rule intended to provide various consumer protections with respect to certain short-term credit products. The rule was later stayed by federal district court order in an industry challenge to the rule, and the effective date of many provisions of the rule were separately delayed by the CFPB in June 2019. A section pertaining to underwriting was subsequently rescinded in July 2020. The CFPB may engage in rulemaking in the future to amend the regulation and implement new underwriting and other requirements and restrictions that could negatively impact our business and require us to change our practices should they be deemed to apply to us. However, certain nonrecourse advance products, including ours, are currently excluded from coverage by the rule provided certain consumer contract requirements are met and the advance provider does not engage in certain activities with respect to such products. We must comply with those exclusion-related requirements and restrictions to maintain our exclusion from the substantive portions of the rule.

•
Gramm-Leach-Bliley Act.
The Gramm-Leach-Bliley Act (“GLBA”) imposes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties. In certain circumstances, GLBA requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities, as well as to safeguard personal Member information.

Given our novel business model and products, and the subjective nature of certain laws and regulations such as the prohibition against UDAAPs, we have been and may in the future become subject to regulatory scrutiny or legal challenge with respect to our compliance with these and other regulatory requirements. Additional or different requirements may also apply to our business in the future as the regulatory framework in which we operate is evolving and uncertain. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, we may not have been, and may not always be, in compliance with these and other laws. No assurance is given that our compliance policies and procedures have been or will be effective or adequate as laws change or are applied to us in a new manner.
Regulation of our bank partnership model
Pursuant to our partnership with Evolve, we offer our Members FDIC-insured, non-interest-bearing
deposit accounts and debit cards that Members can use to access their account balances. These deposit accounts and debit cards are provided by Evolve. Under the terms of our agreement with Evolve, as well as the agreements between our Members and Evolve, each Member that chooses to open a deposit account has a deposit account at Evolve and a debit card issued by Evolve. With respect to these deposit accounts and debit cards, we act as the program manager and service provider to Evolve to provide customer support and technology features to Members using their Evolve accounts through our platform.

Evolve is a state-chartered bank chartered in Arkansas and is subject to regulation and supervision by the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”). Many laws and regulations that apply directly to Evolve indirectly impact us (and our products) as Evolve’s service provider. As such, our partnership with Evolve is subject to the supervision and enforcement authority of the Federal Reserve, Evolve’s primary banking regulator.
Other regulatory requirements
In addition to the requirements described above, we are subject to and work to comply with other state and federal laws and regulations applicable to consumer financial products and services. These laws and regulations may be enforced by various state banking and consumer protection agencies, state attorneys general, the CFPB, and private litigants, among others.
Bank Secrecy Act and Anti-Money Laundering.
Given our involvement in payments, banking transactions, and our arrangements with Evolve, we are subject to compliance obligations related to U.S. anti-money laundering (“AML”) laws and regulations. We have developed and currently operate an AML program designed to prevent our products from being used to facilitate money laundering, terrorist financing, and other financial crimes. Our program is also designed to prevent our products from being used to facilitate business in certain countries or territories, or with certain individuals or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other U.S. and
non-U.S.
sanctions authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls. Our programs are designed to address these legal and regulatory requirements and to assist in managing risks associated with money laundering and terrorist financing.
Privacy and Information Security Laws.
We collect, store, use, disclose, and otherwise process a wide variety of information and data, including personally identifiable information (“PII”) that we acquire in connection with our Members’ use of our products and services, for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our Members. This aspect of our business is subject to numerous privacy, cybersecurity, and other laws and regulations in the United States, including the federal GLBA and various state laws such as the California Consumer Privacy Act (“CCPA”). Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the collection, storage, use, disclosure, transmission, processing, and protection of information.
The legal and regulatory framework for privacy and security issues is rapidly evolving, and, although we endeavor to comply with these laws and regulations and our own policies and documentation, we may fail to do so or be alleged to have failed to do so. Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, including those relating to privacy or security, or any failure to protect the information that we collect from our Members from cyberattacks, or any similar actual or perceived failure by our third-party service providers and partners, may result in private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate, among other things. Please see the section titled “
Risk Factors—Risks Relating to Dave’s Business and Industry— Stringent and changing laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and future prospects, or otherwise harm our business
”.
Laws Governing Marketing and Member Communications.
In addition, there are federal and state laws and regulations on marketing activities conducted over the internet, through email, or by mail or telephone, including the federal Telephone Consumer Protection Act (“TCPA”), the federal Controlling the Assault of
Non-Solicited
Pornography and Marketing Act
(“CAN-SPAM
Act”), FTC regulations and guidelines that implement, among other things, the FTC’s
Do-Not-Call
Registry and other requirements in connection with telemarketing activities, and state telemarketing laws. Our marketing activities may subject us to some or all of these laws and regulations.

New Laws and Regulations.
Various federal and state regulatory agencies in the United States continue to examine a wide variety of issues that are applicable to us and may impact our business. These issues include consumer protection, cybersecurity, privacy, electronic transfers, state licensing, and the regulation of nonrecourse advances. As we continue to develop and expand, we monitor for additional rules and regulations that may impact our business.
Intellectual Property
Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. In the future we will be looking closely at the possibility of filing design and utility patents to further enhance the measures of intellectual property protection for the company. However, these laws, agreements, and procedures provide only limited protection. As of December 31, 2021, we own five registered trademarks in the United States and have ten pending trademark applications in various stages of review by the PTO. Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours. Moreover, others may independently develop technologies or services that are competitive with ours or that infringe on, misappropriate, or otherwise violate our intellectual property and proprietary rights. Policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. In addition, aspects of our platform and services include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services.
Although we rely on intellectual property and proprietary rights, including patents, copyrights, trademarks, and trade secrets, as well as contractual protections, in our business, we also seek to preserve the integrity and confidentiality of our intellectual property and proprietary rights through appropriate technological restrictions, such as physical and electronic security measures. We believe that factors such as the technological and creative skills of our personnel and frequent enhancements to our network are also essential to establishing and maintaining our technology leadership position.
See the section titled “
Risk Factors—Risks Related to Our Business and Industry
” for a more comprehensive description of risks related to our intellectual property and proprietary rights.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Relations portion of our website at dave.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this report. All website addresses in this report are intended to be inactive textual references only.

Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward- looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”
Unless otherwise noted or the context otherwise requires, the disclosures in this Item 1A refer to Dave Inc. and its consolidated subsidiaries following the consummation of the Business Combination.
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

•	The industries in which we compete are highly competitive, which could adversely affect our results of operations.

•
If we are unable to keep pace with the rapid technological developments in our industry and the larger financial services industry necessary to continue providing our Members with new and innovative products and services, the use of our platform and other products and services could decline. In addition, if the prices we charge for our products and services are unacceptable to our Members, our operating results will be harmed.

•
Our
non-recourse
cash advances expose us to credit risk of our Members and if our underwriting criteria for making advances is not sufficient to mitigate against this risk, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the cash advance they receive.

•	We may not be able to scale our business quickly enough to meet our Members’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

•	If we are unable to acquire new Members and retain our current members or sell additional functionality and services to them, our revenue growth will be adversely affected.

•	We have historically incurred losses in the operation of our business. We may never achieve or sustain profitability.

•	We operate in an uncertain regulatory environment and may from time to time be subject to governmental investigations or other inquiries by state, federal and local governmental authorities.

•
The financial services industry continues to be targeted by new laws or regulations in many jurisdictions, including the U.S. states in which we operate, that could restrict the products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.

•	Our business is subject to extensive regulation and oversight in a variety of areas, including registration and licensing requirements under federal, state and local laws and regulations.

•
Stringent and changing laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.

•	Dave identified material weaknesses in its internal control over financial reporting in its audited financial statements for the years ended December 31, 2021 and 2020, and if Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.

•
Dave’s forecasted operating results and projections rely in large part upon assumptions, analyses and internal estimates developed by Dave’s management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, Dave’s actual operating results may differ materially and adversely from those forecasted or projected.

•
Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, reduce the use of our platform and services and may adversely affect our financial position and results of operations.

•
In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our Members and prospective Members, including data provided by and related to Members and their transactions, as well as other data of the counterparties to their payments. A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

•	Dave’s management has limited experience in operating a public company.

•
We transfer funds to our Members daily, which in the aggregate comprise substantial sums, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.

•
Dave Inc. has guaranteed up to $50,000,000 of one of its subsidiary’s obligations under a credit facility, and currently that limited guaranty is secured by a first-priority lien against substantially all of Dave Inc.’s assets. The credit facility contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

•
If our present or any future key banking relationships are terminated and we are not able to secure or successfully migrate client portfolios to a new bank partner or partners, our business would be adversely affected.

•
We depend upon several third-party service providers for processing our transactions and provide other important services for our business. If any of our agreements with our processing providers are terminated or if we experience any interruption or delay in the services provided by our third-party service providers, delivery of our products and services could be impaired or suspended and our business could suffer.

•
Our recent rapid growth, including growth in our volume of payments, may not be indicative of future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Risks Related to Our Business and Industry
The industries in which we compete are highly competitive, which could adversely affect our results of operations.
The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, consumer technology and financial technology services industries, as well as other nonbank lenders serving credit-challenged consumers, including online marketplace lenders, check cashers, point-of-sale
lenders and payday lenders. We may compete with others in the market who may in the future provide offerings similar to ours,

particularly companies who may provide money management, lending and other services though a platform similar to our platform. These and other competitors in the banking and financial technology industries are introducing innovative products and services that may compete with ours. We expect that this competition will continue as banking and financial technology industries continue to evolve, particularly if non-traditional
non-recourse
advance providers and other parties gain greater market share in these industries. If we are unable to differentiate our products and platform from and successfully compete with those of our competitors, our business, results of operations and financial condition will be materially and adversely affected.
Many existing and potential competitors are entities substantially larger in size, have more resources, are more highly diversified in revenue and substantially more established with significantly more brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. To the extent new entrants gain market share, the purchase and use of our products and services would decline. If price competition materially intensifies, we may have to decrease the prices of our products and services, which would likely adversely affect the results of operations.
Our long-term success depends on our ability to compete effectively against existing and potential competitors that seek to provide banking and financial technology products and services. If we fail to compete effectively against these competitors, our revenues, results of operations, prospects for future growth and overall business will be materially and adversely affected.
If we are unable to keep pace with the rapid technological developments in our industry and the larger financial services industry necessary to continue providing our Members with new and innovative products and services, the use of our platform and other products and services could decline.
The financial services industry is subject to rapid and significant technological changes. We cannot predict the effect of technological changes on our business. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Our future success will depend, in part, on our ability to develop new technologies and adapt to technological changes and evolving industry standards. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations. Additionally, we may make future investments in, or enter into strategic partnerships to develop new technologies and services or to implement infrastructure to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to transition to new services and technologies that we develop may be inhibited by a lack of industry-wide standards, changes to the regulatory landscape, resistance by consumers to these changes, or by the intellectual property rights of third parties.
If the prices we charge for our products and services are unacceptable to our Members, our operating results will be harmed.
We generate revenue by charging Members a fixed monthly rate for membership to our platform as well as additional fees related to optional expedited delivery of advances. Members who obtain a non-recourse
advance through our platform also have the option to tip us. We also generate revenue from our Dave banking product through interchange and out-of-network
ATM fees, as well as from our job portal service through referral fees from partner companies. As the market for our platform matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to retain current Members and attract new Members at prices that are consistent with our pricing model and operating budget. Our pricing strategy for new products and services we introduce may prove to be unappealing to our Members, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.

Our
non-recourse
cash advances expose us to credit risk of our Members and if our underwriting criteria for making advances is not sufficient to mitigate against this risk, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the cash advance they receive.
Our
non-recourse
advance product exposes us to financial losses if Members do not repay the advance we provide to them. The timing and volume of advance repayments have a significant impact on our financial results and cash flows. If a large number of Members do not repay advances, our financial condition and operating results would be adversely affected.
Our underwriting standards may not offer adequate protection against the risk of non-payment,
especially in periods of economic uncertainty such as has existed with the onset of the
COVID-19
pandemic. As our cash advances are
non-recourse,
we have no remedy if a Member fails to repay an advance.
Our ability to accurately forecast performance and determine an appropriate provision and allowance for credit losses, is critical to our business and financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the cash advance portfolio, the composition of the portfolio, specific impaired advances, and current economic conditions. Please see “
Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates
” in this Annual Report on Form
10-K.
There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, accurately forecasting repayment of advances is more difficult. Our allowance for losses is an estimate, and if actual repayment defaults are materially greater than our allowance for losses, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. For example, uncertainty surrounding the continuing economic impact of
COVID-19
on our Members has made historical information on credit losses slightly less reliable in the current environment, and there can be no assurances that we have accurately estimated repayment rates.
We may not be able to scale our business quickly enough to meet our Members’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.
As usage of our platform grows and we sign additional strategic partners, we will need to devote additional resources to improving and maintaining our infrastructure and computer network and integrating with third-party applications to maintain the performance of our platform. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, risk and compliance operations, and professional services, to serve our growing Members base.
Any failure of or delay in these efforts could result in service interruptions, impaired system performance, and reduced Member satisfaction, which could hurt our revenue growth. If sustained or repeated, performance issues could reduce the attractiveness of our platform to Members and could result in lost Member opportunities, which could hurt our revenue growth, Member loyalty, and our reputation. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results, and financial condition.
If we are unable to acquire new Members and retain our current members or sell additional functionality and services to them, our revenue growth will be adversely affected.
To increase our revenue, in addition to acquiring new Members, we must continue to retain existing Members and convince them to expand their use of our platform by increasing the number of Members and incentivizing them to pay for additional functionality. Our ability to retain our Members and increase their usage could be impaired for a variety of reasons, including member reaction to changes in the pricing of our products or the other risks described in this Annual Report on Form
10-K.
As a result, we may be unable to retain existing Members or increase the usage of our platform by them, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.
Our ability to sell additional functionality to our existing Members may require more sophisticated and costly sales efforts. Similarly, the rate at which our Members purchase additional products from us depends on several factors, including general economic conditions and the pricing of additional product functionality. If our efforts to sell additional functionality to our Members are not successful, our business and growth prospects would suffer.
Our member subscriptions are open-ended arrangements that can be terminated by the Member without penalty at any time. For us to maintain or improve our operating results, it is important that our Members continue to maintain their subscriptions on the same or more favorable terms. We cannot accurately predict renewal or expansion rates given the diversity of our member base in terms of size, industry, and geography. Our renewal and expansion rates may decline or fluctuate as a result of several factors, including member spending levels, member satisfaction with our platform, decreases in the number of Members, pricing changes, competitive conditions, the acquisition of our Members by other companies, and general economic conditions. If our Members do not renew their subscriptions, or if they reduce their usage of our platform, our revenue and other operating results will decline and our business will be adversely affected. If our renewal or expansion rates fall significantly below the expectations of the public market, securities analysts, or investors, the trading price of our common stock would likely decline.
We have limited operating history and face significant challenges as a new entrant in our industry.
We were incorporated in October 2015 and we have a relatively short operating history in the financial services industry, which is continuously evolving. We have limited experience to date in building consumer financial services technology. We cannot assure you that we will be able to develop products and services on our platform that will enable us to meet quality, price and engineering standards, as well as comply with any regulatory standards we may be subject to. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant in our industry, including, among other things, with respect to our ability to:

•	build a well-recognized, trusted and respected brand;

•	establish and expand our Member base;

•	successfully market our products and services;

•	properly price our services and successfully anticipate the usage of such services by our Members;

•	improve and maintain our operational efficiency;

•	maintain a reliable, secure, high-performance and scalable technology infrastructure;

•	predict our future revenues and appropriately budget our expenses;

•	attract, retain and motivate talented employees;

•	anticipate trends that may emerge and affect our business;

•	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and

•	navigate an evolving and complex regulatory environment.
If we fail to address any or all of these risks and challenges, our business may be materially and adversely affected.

Changes in debit interchange rates could adversely affect our business, financial position and results of operations.
We expect interchange revenues from fees charged to merchants by card networks for processing a debit or credit payment to represent a significant percentage of our total operating revenues as adoption of our Dave banking product increases. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.
The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many debit card issuers. While the interchange rates that may be earned by us are exempt from the limitations imposed by the Dodd-Frank Act, there can be no assurance that future regulation or changes by the payment networks will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. To the extent we change the pricing of our Dave banking product, we might find it more difficult to acquire new Members, to maintain or grow Dave banking debit card usage and to retain existing Members. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.
If we lose key personnel, if their reputations are damaged, or if we are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
Our success and future growth depend upon the continued services of our management team and other key employees who are critical to our overall management, as well as the continued development of our products, strategic partnerships, our culture and our strategic direction. We currently do not have “key person” insurance on any of our employees. The loss of one or more of our senior management team members or other key employees could disrupt or harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.
If we fail to offer high-quality customer support, or if our support is more expensive than anticipated, our business and reputation could suffer.
Our Members rely on our customer support services to resolve issues and realize the full benefits provided by our platform. High-quality support is also important for the renewal and expansion of our subscriptions with existing Members. We primarily provide customer support over chat and email. If we do not help our Members quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our Members, our ability to retain Members, increase adoption by our existing Members and acquire new Members could suffer, and our reputation with existing or potential Members could be harmed. If we are not able to meet the customer support needs of our Members by chat and email during the hours that we currently provide support, we may need to increase our support coverage and provide additional phone-based support, which may reduce our profitability.
If our present or any future key banking relationships are terminated and we are not able to secure or successfully migrate client portfolios to a new bank partner or partners, our business would be adversely affected.
We rely on agreements with Evolve to provide deposit accounts, debit card services and other transaction services to us and our Members. These agreements and corresponding regulations governing banks and financial institutions may give Evolve substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for Members and require us to comply with certain legal requirements. Evolve discretionary actions under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. If our relationship with Evolve Bank is terminated, we would need to find another financial institution to provide those services, which could be difficult and expensive. If we are unable to find a replacement financial institution to provide the services we receive from Evolve, we would not be able to service our deposit accounts, debit cards and other services, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with using Evolve materially change or if any penalty or claim for damages is imposed as a result of our breach of our agreements with them or their other requirements.
Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our operating revenues increased from $121.8 million in 2020 to $153.0 million in 2021. Although we have recently experienced significant growth in our revenue and transaction volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•	price our products and services effectively to attract new Members;

•	Create new products and expand the functionality and scope of the products we offer on our platform;

•	maintain the rates at which Members subscribe to and continue to use our platform;

•	provide our Members with high-quality support that meets their needs;

•	introduce our products to new markets;

•	successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our platform;

•	increase awareness of our brand and successfully compete with other companies; and

•	manage the risks related to the effects of the COVID-19 pandemic on our business and operations.
We may not successfully accomplish any of these objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability. You should not rely on our revenue from any prior quarterly or annual periods as any indication of our future revenue or revenue or payment growth.
In addition, we expect to continue to expand substantial financial and other resources on:

•	product development, including investments in our product development team and the development of new products and new functionality for our platform;

•	sales, marketing and customer success;

•	technology infrastructure, including systems architecture, scalability, availability, performance and security;

•	acquisitions and/or strategic investments;

•	regulatory compliance and risk management; and

•	general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, or if we encounter difficulties in managing a growing volume of payments, our business, financial position and operating results will be adversely affected, and we may not be able to achieve or maintain profitability over the long term.
We have historically incurred losses in the operation of our business. We may never achieve or sustain profitability.
Since incorporation in October 2015, we have been engaged in growth activities related to building our business, which requires substantial capital and other expenditures. We incurred net loss in fiscal year 2021, and we may incur losses again in the future. We expect our cash needs to increase significantly for the next several years as we:

•	market our products and services;

•	hire additional marketing, client support, engineering, product development and administrative personnel; and

•	expand our client support and service operations; and

•	implement new and upgraded operational and financial systems, procedures and controls.
As a result of these continuing costs and expenses, we need to generate significant revenues to attain and maintain profitability and positive cash flow. To date, our operations have been supported by equity and debt financings. If we do not continue to increase our revenues, our business, results of operations and financial condition could be materially and adversely affected.
We may require additional capital to support the growth of our business, and this capital may not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings, sales of memberships to our platform, optional expedited processing fees and Member tips. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds.
We expect to have sufficient capital to fund our planned operations for the next 18 months. We may need to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government, financial institutions or other lenders. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.
Our operating results may fluctuate in the future.
Our quarterly and annual results of operations may fluctuate in the future, which may adversely affect our stock price. Fluctuations in our quarterly or annual results of operations might result from a number of factors, many of which are outside of our control, including, but not limited to:

•	the election by our Members of expedited processing of our non-recourse cash advance product;

•	the timing and volume of tips our Members send to us;

•	the timing and volume of advance repayments;

•	the timing and volume of subscriptions and use of our products and services;

•	the timing and success of new product or service introductions by us or our competitors;

•	fluctuations in Member retention rates;

•	changes in the mix of products and services that we provide to our Members;

•
the timing of commencement of new product development and initiatives, the timing of costs of existing product roll-outs and the length of time we must invest in those new products before they generate material operating revenues;

•	our ability to effectively sell our products through direct-to-consumer initiatives;

•	changes in our or our competitors’ pricing policies or sales terms;

•	costs associated with significant changes in our risk policies and controls;

•	the amount and timing of costs related to fraud losses;

•	the amount and timing of commencement and termination of major advertising campaigns, including partnerships and sponsorships;

•	disruptions in the performance of our products and services, and the associated financial impact thereof;

•	the amount and timing of costs of any major litigation to which we are a party;

•	the amount and timing of costs related to the acquisition of complementary businesses;

•	the amount and timing of capital expenditures and operating costs related to the maintenance and expansion of our business;

•	changes in our executive leadership team;

•	our ability to control costs, including third-party service provider costs and sales and marketing expenses in an increasingly competitive market; and

•	changes in the political or regulatory environment affecting the banking or financial technology service industries.
Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, cause us to incur financial losses, reduce the use of our platform and services and may adversely affect our financial position and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities using deposit account products or Member information. Illegal activities involving products and services like ours often include malicious social engineering schemes. Illegal activities may also include fraudulent payment or refund schemes and identity theft. We rely upon third parties for transaction processing services, which subjects us and our Members to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our products and services, have in the past and could in the future, result in reputational damage to us. Such damage could reduce the use and acceptance of our products and services, cause our banking and strategic partners to cease doing business with us, or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition.
For example, in February 2021, we observed anomalous “chargeback” transaction volume in connection with the funding of Dave Banking accounts via debit card networks. After investigating, we discovered that these were fraudulent transactions exposing us to losses under the debit card network rules. Following this incident, we instituted new controls in an effort to prevent similar incidents in the future. To address the challenges we face with respect to fraudulent activity of the nature outlined above and other activity as well, we have implemented risk control mechanisms that have made it more difficult for all Members, including legitimate Members, to obtain and use our Dave banking product. We believe it is likely that our risk control mechanisms may continue to adversely affect the growth of our Dave banking product for the foreseeable future and as a result, negatively impact our operating revenues.
We are exposed to losses from Dave banking Member accounts.
Fraudulent activity involving our Dave banking account may lead to Member disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected. Additionally, our Members can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. While we decline authorization attempts for amounts that exceed the available balance in a Member’s account, the application of payment network rules and the timing of the settlement of transactions, among other things, can result in overdrawn accounts.
Our remaining overdraft exposure arises primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted timeframe, but subsequent to our release of the authorization for that transaction, as permitted by payment network rules. Under payment network rules, we may be liable for the transaction amount even if the Member has made additional purchases in the intervening period and funds are no longer available in the Member’s account at the time the transaction is posted.
We transfer funds to our Members daily, which in the aggregate comprise substantial sums, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.
We have grown rapidly and seek to continue to grow, and although we maintain a robust and multi-faceted risk management process, our business is always subject to the risk of financial losses as a result of operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. Software errors in our platform and operational errors by our employees may also expose us to losses.
Moreover, our trustworthiness and reputation are fundamental to our business. The occurrence of any operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform could result in financial losses to our business and our Members, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in:

•	loss of Members;

•	lost or delayed market acceptance and sales of our products and services;

•	legal claims against us;

•	regulatory enforcement action; or

•	diversion of our resources, including through increased service expenses or financial concessions, and increased insurance costs.
Although we maintain insurance to cover losses resulting from our errors and omissions, there can be no assurance that our insurance will cover all losses or our coverage will be sufficient to cover our losses. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be adversely affected.

Cyberattacks and other security breaches or disruptions suffered by us or third parties upon which we rely could have a materially adverse effect on our business, harm our reputation and expose us to public scrutiny and liability.
In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our Members and prospective Members, including data provided by and related to Members and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers that require us to share consumer information. Information security risks in the financial services industry continue to increase generally, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. In addition to cyberattacks and other security breaches involving the theft of sensitive and confidential information, hackers, terrorists, sophisticated nation-state and nation-state supported actors and other malicious third parties recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing websites.
These cybersecurity challenges, including threats to our own IT infrastructure or those of third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, user fraud, account takeover, check fraud or cybersecurity attacks, such as ransomware, unauthorized encryption, denial-of-service
attacks, social engineering, unauthorized access, spam or other attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause service interruptions and compromised data. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require service providers to whom we disclose data to implement and maintain reasonable privacy and security measures. Despite our security measures, and those of our third-party vendors, our information technology and infrastructure has experienced breaches and may be subject or vulnerable in the future to breaches or attacks. If our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or Members, prevent us from obtaining new partners and Members, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including from governmental or regulatory investigations, class action litigation and other lawsuits. If sensitive information is lost or improperly disclosed through a data breach or otherwise or threatened to be disclosed, we could experience a loss of confidence by our partners and Members in the security of our systems, products and services and prevent us from obtaining new partners and Members, and we could incur significant costs to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability and penalties, including from governmental or regulatory investigations, class action litigation and other lawsuits, all of which could adversely affect our reputation and our operating results. Any actual or perceived security breach at a company providing services to us or our Members could have similar effects.
Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain partners and service providers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our Members to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes personally identifiable information of our Members may pose similar risks.

In May 2020, an unauthorized third party attempted to gain access to Dave Member accounts and was able to access Member profiles and Members’ partial or incomplete bank account information. We did not uncover any evidence that the attacker was able to take any actions with respect to the data, other than gaining read access to it, nor do we believe any unauthorized transactions were made or advances requested on the Dave system. We provided notice to relevant parties as required under applicable law and agreements and took steps to set up alerts to detect abnormal request volumes and introduced rate limiting at the IP address level. In addition, in June 2020, we were notified of an unauthorized third party breach of our Dave database. The third party was able to access to Dave’s system by breaching the system of one of Dave’s third party service providers. The attacker was able to download a large data set, including encrypted social security numbers for some Members; however, there was no evidence that unauthorized transactions were made or advances requested on the Dave system, nor do we believe that the third party gained access to decryption keys or was otherwise able to decrypt encrypted information. We took remedial measures, including the engagement of an outside security consultant to monitor for ongoing dark web activity and to conduct a security audit and incident investigation, and notified relevant parties as required under applicable law and agreements. As a result of these breaches, Dave did not experience any material adverse impact to its business or operation and any costs and expenses relating to such security breaches were not material to Dave. As we have increased our Member base and our brand has become more widely known and recognized, third parties may continue to seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our Members’ data.
If our banking partner or other strategic partners were to conclude that our systems and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. Under our terms of service and our contracts with strategic partners, if there is a breach of nonpublic personal information of our Members that we store, we could be liable to the partner for their losses and related expenses.
While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance
requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
We guarantee certain obligations of one of our wholly-owned subsidiaries, which guaranty is secured by a first-priority lien against substantially all of our assets, and contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
One of our wholly-owned subsidiaries, Dave OD Funding I, LLC (“Dave OD Funding”), has a senior secured credit facility with Victory Park Capital Advisors, LLC and the VPCC Funds (the “Credit Facility”). We have guaranteed up to $50,000,000 of Dave OD Funding’s obligations under the Credit Facility, and currently that limited guaranty is secured by a first-priority lien against substantially all of our assets. The Credit Facility contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
We depend upon several third-party service providers for processing our transactions and provide other important services for our business. If any of our agreements with our processing providers are terminated or if we experience any interruption or delay in the services provided by our third-party service providers, delivery of our products and services could be impaired or suspended and our business could suffer.
Our business involves processing of large numbers of transactions and management of the data necessary to do so. Our success depends upon the efficient and error-free handling of the money that is collected, remitted or deposited in connection with the provision of our products and services. We rely on the ability of our vendors and third-parties to process and facilitate these transactions, including ACH processing (as we are not a bank), and debit card payment processing, in an efficient, uninterrupted and error-free manner. We also rely on third-party service providers to perform various functions relating to our business, including software development, marketing, operational functions, fraud detection, cloud infrastructure services, information technology, data analysis, and, because we are not a bank and cannot belong or directly access the ACH payment network, ACH processing, and debit card payment processing.
While we oversee these service providers to ensure they provide services in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider for any reason fails to perform such functions, including negligence, willful misconduct or fraud, fire, natural disaster, power loss, telecommunication failures, software and hardware defects, terrorist attacks and similar events, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.
We use both internally developed and third-party systems, including cloud computing and storage systems, for our services and certain aspects of transaction processing. Any damage to, or failure of, third party computer network systems or data centers generally, or those of our vendors (including as a result of disruptions at our third-party data center hosting facilities and cloud providers), or an improper action by our employees, agents or third-party vendors, could result in interruptions in our services, causing Members and other partners to become dissatisfied with our products and services or subject us to potential financial losses. Sustained or repeated system failures could reduce the attractiveness of our products and services, and result in Member attrition, thereby reducing operating revenue and harming our results of operations. Further, negative publicity arising from these types of disruptions could be damaging to our reputation and may adversely impact use of our products and services, including our platform, and adversely affect our ability to attract new Members and business partners.
If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate less revenue and incur costly litigation to protect our rights.
Our success is dependent, in part, upon protecting our proprietary technology and rights. We rely on a combination of copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. Any of our trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours.
No assurance can be given that the contractual agreements we enter into to establish and protect our proprietary rights will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our platform.
Real or perceived software errors, failures, bugs, defects, or outages could adversely affect our business, results of operations, financial condition, and future prospects.
Our platform and our internal systems rely on software that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and other software we license from third parties, especially when updates or new products or services are released.

Any real or perceived errors, failures, bugs, or defects in the software may not be found until our Members use our platform and could result in outages or degraded quality of service on our platform that could adversely impact our business, as well as negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software we rely on could also subject us to liability claims, impair our ability to attract new Members, retain existing Members, or expand their use of our products and services, which would adversely affect our business, results of operations, financial condition, and future prospects.
Dave’s management has limited experience in operating a public company.
Many of Dave’s senior management team have limited experience in the management of a publicly-traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company’s operations. Dave may not have adequate personnel with the appropriate level of knowledge, experience and training in accounting policies, compliance practices or internal controls required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require expenditures greater than expected, and a delay could impact Dave’s ability or prevent it from accurately and timely reporting its operating results, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). It is possible that Dave will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods.
Dave identified material weaknesses in its internal control over financial reporting in its audited financial statements for the years ended December 31, 2021 and 2020. If Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.
In connection with the preparation and audits of Dave’s consolidated financial statements for the years ended December 31, 2021 and 2020, material weaknesses were identified in Dave’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

•
Dave did not design and maintain certain formal accounting policies, procedures, and internal controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including internal controls over the period-end
financial reporting process addressing financial statement and footnote presentation and disclosures, account reconciliations, and journal entries. Additionally, the lack of a sufficient number of accounting and finance professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of Dave’s financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties within the finance and accounting functions.

•
Dave did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements, specifically, with respect to: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel: and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored.
Dave is implementing a plan to remediate the material weaknesses described above. Those remediation measures are ongoing and include (i) hiring additional accounting and IT personnel to bolster its technical reporting, transactional accounting and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing formal controls over segregation of duties; (iii) designing and implementing formal processes, accounting policies, procedures, and controls supporting Dave’s financial close process, including creating standard balance sheet reconciliation templates and journal entry controls; (iv) designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges and computer operations controls; and (v) redesigning its internal controls around the allowance for unrecoverable advances to detect and prevent future errors.
While Dave believes these efforts will remediate the material weaknesses, Dave may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. Dave cannot assure you that the measures it has taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to its material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of Dave’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If Dave is unable to remediate the material weaknesses or identifies additional material weakness in the future, Dave’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, to may adversely affect Dave’s reputation and business and the market price of the Company. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of Dave’s securities and harm to Dave’s reputation and financial condition, or diversion of financial and management resources from the operation of Dave’s business.
We strive to deliver simple, transparent, and fair financial products, which may conflict with the short term interests of our stockholders.
Our core principle, and the foundation on which we have built our company, is to deliver simple, transparent, and fair financial products. Therefore, we have made in the past, and may make in the future, decisions that we believe will benefit our Members and therefore provide long-term benefits for our business, even if our decision negatively impacts our short-term results of operations. For example, the advances facilitated through our platform are non-recourse
and currently have no mandatory fees. Our decisions may negatively impact our short-term financial results or not provide the long-term benefits that we expect, in which case the success of our business and results of operations could be harmed.
Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and future prospects.
Negative publicity about us or our industry, even if inaccurate could adversely affect our reputation and the confidence in, and use of our platform, potentially harming our reputation and causing disruptions to our platform. Such negative publicity could include: the transparency, fairness, Member experience, quality, and reliability of our platform or consumer fintech platforms in general, effectiveness of our risk models, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, bank partners, service providers, or others in our industry, the experience of consumers with our platform or services. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain advances, deposit accounts, and other products and services facilitated through our platform. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Our business, financial condition and results of operations have and may continue to be adversely affected by the
COVID-19
pandemic or other similar epidemics or adverse public health developments, including government responses to such events.
There are many uncertainties regarding the current global pandemic involving a novel strain of coronavirus
(“COVID-19”),
and the Company continues to closely monitor the impact of the pandemic on all aspects of its business, including how it has and may in the future impact its Members, employees, suppliers, vendors, and business partners. The duration and magnitude of the continuing effects of
COVID-19
on the Company’s Members remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus, new variants of the virus, the nature of and duration for which preventative measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs, and the type of stimulus measures and other policy responses that the U.S. government may further adopt.
Beginning in March 2020, the Company’s business and operations were disrupted by the conditions caused by
COVID-19,
which adversely affected Members’ spending levels and disposable income. Governmental actions such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) helped mitigate the effects of
COVID-19
on the Company’s Members. In particular, stimulus funds and incremental unemployment benefits provided under the CARES Act created additional financial support for the Company’s Members; however, the overall economic conditions potentially increases Members’ credit risk. Economic conditions that affect personal finances of Members could also impact repayment of non-recourse
advances that we make to our Members. The Company is concurrently evaluating its policies around the level and extent of Members’ cash advances and corresponding credit risk. The Company expects to continue to assess the evolving impact of the
COVID-19
pandemic and intends to make adjustments to its responses accordingly.
Additionally, concerns over the economic impact of the
COVID-19
pandemic have caused volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.
If we cannot maintain our company culture as we grow, our success and our business may be harmed.
We believe our culture has been a key contributor to our success to date and that the nature of the platform that we provide promotes a sense of greater purpose and fulfilment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.
We use open source software in our products, which could subject us to litigation or other actions.
We use open source software in our products. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner under certain open source licenses, we could be required to release the source code of our proprietary software products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer
such products, discontinue the sale of such products, or take other remedial actions.

Natural catastrophic events, pandemics and
man-made
problems such as power-disruptions, computer viruses, data security breaches, and terrorism may disrupt our business.
Natural disasters, pandemics such as
COVID-19,
or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Los Angeles, California, and our data centers are located in the Midwest. The west coast of the United States contains active earthquake zones and the greater Los Angeles area has experienced major fire danger in the past five years and may experience major fires in the future. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in the availability of our products and services, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.
Additionally, as computer malware, viruses, and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent, we, and third parties upon which we rely, face increased risk in maintaining the performance, reliability, security, and availability of our solutions and related services and technical infrastructure to the satisfaction of our Members. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches related to our network infrastructure or information technology systems or to computer hardware we lease from third parties, could, among other things, harm our reputation and our ability to retain existing Members and attract new Members.
In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.
Risks Related to Regulatory and Legal Matters
Our business is subject to extensive regulation and oversight in a variety of areas, including registration and licensing requirements under federal, state and local laws and regulations.
We are subject to extensive regulation under United States federal and state laws and regulations. Regulators have broad discretion with respect to the interpretation, implementation, and enforcement of these laws and regulations, including through enforcement actions that could subject us to civil money penalties, Member remediations, increased compliance costs, and limits or prohibitions on our ability to offer certain products or services or to engage in certain activities. Any failure or perceived failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation, which could materially and adversely affect our business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over us.
We are subject to the regulatory and enforcement authority of the Consumer Financial Protection Bureau (“CFPB”), which oversees compliance with federal consumer financial protection laws. In addition, our partnership with Evolve is subject to the supervisory authority of the Federal Reserve, which is Evolve’s primary federal bank regulator. The CFPB has broad enforcement powers, and upon determining a violation of applicable law has occurred can order, among other things, rescission or reformation of contracts, the refund of moneys, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The cost of responding to investigations can be substantial and an adverse resolution to an investigation, including a consent order or other settlement, may have a material adverse effect on our business, financial position, results of operations and future prospects.
In June 2020, we received a Civil Investigative Demand (“CID”) notifying us that the CFPB had opened a non-public
investigation into various aspects of our
non-recourse
cash paycheck advance business in compliance

with the prohibition against UDAAPs, the EFTA, and, to the extent it applies, the Truth in Lending Act. We provided the CFPB with all information and documents required by the CID, and on September 27, 2021, the CFPB staff notified us that it currently did not intend to recommend that the CFPB take any enforcement action.
We have been and may in the future also be subject to investigations and potential enforcement actions that may be brought by state regulatory authorities, state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject us to civil money penalties and fines, Member remediations, and increased compliance costs, damage our reputation and brand and limit or prohibit our ability to offer certain products and services or engage in certain business practices. Further, in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body.
The financial services industry continues to be targeted by new laws or regulations in many jurisdictions, including the U.S. states in which we operate, that could restrict the products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current operations.
We are required to comply with frequently changing federal, state, and local laws and regulations that regulate, among other things, the terms of the financial products and services we offer. New laws or regulations may require us to incur significant expenses to ensure compliance. Federal and state regulators of consumer financial products and services are also enforcing existing laws, regulations, and rules more aggressively, and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. For example, State attorneys general have indicated that they will take a more active role in enforcing consumer protection laws, including through the establishment of state consumer protection agencies as well as the use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB.
In addition, regulators are interpreting existing laws, regulations and rules in new and different ways as they attempt to apply them to novel products and business models such as ours. Changes in the laws, regulations and enforcement priorities applicable to our business, or changes in the way existing laws and regulations are interpreted and applied to us, could have a material impact on our business model, operations and financial position. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions or render them unprofitable and/or impractical to continue.
The application of traditional federal and state consumer protection statutes and related regulations to innovative products offered by financial technology companies such as us is often uncertain, evolving and unsettled. To the extent that our products are deemed to be subject to any such laws, we could be subject to additional compliance obligations, including state licensing requirements, disclosure requirements and usury or fee limitations, among other things. Application of such requirements and restrictions to our products and services could require us to make significant changes to our business practices (which may increase our operating expenses and/or decrease revenue) and, in the event of retroactive application of such laws, subject us to litigation or enforcement actions that could result in the payment of damages, restitution, monetary penalties, injunctive restrictions, or other sanctions, any of which could have a material adverse effect on our business, financial position, and results of operations.
Further, we may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. In addition, we expect to continue to launch new products and services in the coming years, which may subject us to additional legal and regulatory requirements under federal, state and local laws and regulations. To the extent the application of these laws or regulations to our new offerings is unclear or evolving, including changing interpretations and the implementation of new or varying regulatory requirements by federal or state governments and regulators, this may significantly affect or change our proposed business model, increase our operating expenses and hinder or delay our anticipated launch timelines for new products and services.
If we were to become directly subject to banking regulations or be subjected to additional third-party risk management obligations, our business model may need to be substantially altered and we may not be able to continue to operate our business as it is currently operated.
We are not currently subject to laws and regulations applicable to traditional banks. However, banking products made available through us by our bank partner remain subject to regulation and supervision by our bank partner’s regulators and we, as a service provider to our bank partner, undertake certain compliance obligations. If we were to become directly subject to banking regulations or if the third-party risk management requirements applicable to us were to change, our business model may need to be substantially altered and we may not be able to continue to operate our business as it is currently operated. Failure by us, or any of our business partners, to comply with applicable laws and regulations could have a material adverse effect on our business, financial position and results of operations.
We operate in an uncertain regulatory environment and may from time to time be subject to governmental investigations or other inquiries by state, federal and local governmental authorities.
Determinations of compliance with applicable legal and regulatory requirements can be highly technical and subject to varying interpretations. From time to time we become aware of instances where our products and services have not fully complied with requirements under applicable laws and regulations. When we become aware of such an instance, whether as a result of our compliance reviews, regulatory inquiry, Member complaint or otherwise, we generally conduct a review of the activity in question and determine how to address it, such as modifying the product, making Member refunds or taking other remedial actions
Failure to comply with applicable laws, regulations, rules and guidance, or any finding that our past forms, practices, processes, procedures, controls or infrastructure were insufficient or not in compliance, could subject us to regulatory enforcement actions, result in the assessment against us of civil, monetary, criminal or other penalties (some of which could be significant in the case of knowing or reckless violations), result in the issuance of cease and desist orders (which can include orders for restitution, as well as other kinds of affirmative relief), require us to refund payments, interest or fees, result in a determination that certain financial products are not collectible, result in a suspension or revocation of licenses or authorization to transact business, result in a finding that we have engaged in unfair and deceptive acts or practices, limit our access to services provided by third-party financial institutions or cause damage to our reputation, brands and valued Member relationships. We may also incur additional, substantial expenses to bring those products and services into compliance with the laws of various jurisdictions or as a result choose to stop offering certain products and services in certain jurisdictions.
Our failure to comply with any regulations, rules, or guidance applicable to our business could have a material adverse effect on our business. In addition, changes to, or the discontinuation of, certain products and services necessary to maintain compliance with regulatory and legal requirements or to adequately manage compliance-related risks may result in corresponding changes to or limitations on the fees we can charge and other sources of revenue we currently rely upon. Such failures or changes to our products, services or business may have substantial adverse effects on our prospects, results of operations, financial condition and cash flows and could prohibit or directly or indirectly impair our ability to continue current operations.
If we were found to be operating without having obtained necessary state or local licenses, it could adversely affect our business, results of operations, financial condition, and future prospects.
Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activities regarding consumer finance transactions. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of some consumer financial licensing laws to our platform and the related activities it performs is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends in legislation seeking to impose licensing requirements and regulation of parties engaged in non-recourse
advance activities.
If we were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the non-recourse
advances facilitated through our platform could be rendered void in whole or in part, any of which could have an adverse effect on our business, results of operations, and financial condition. For example, we have received and responded to inquiries from various states, in each case regarding whether the non-recourse
advance products we offer in those states should subject us to state licensing and related requirements. In December 2021, we entered into a Memorandum of Understanding (“MOU”) with the California Department of Financial Protection and Innovation (“CA DFPI”). The MOU requires us to provide the CA DFPI with certain information as requested by the CA DFPI and adhere to certain best practices in connection with our non-recourse
cash advance product (including certain disclosures related to us not being licensed by the CA DFPI).
Stringent and changing laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.
We are subject to a variety of laws, rules, directives, and regulations, as well as contractual obligations, relating to the processing of personal information, including personally identifiable information. The regulatory framework for privacy and data protection worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to continue to evolve for the foreseeable future. Legislators and regulators are increasingly adopting or revising privacy and data protection laws, rules, directives, and regulations that could have a significant impact on our current and planned privacy and data protection-related practices; our processing of consumer or employee information; and our current or planned business activities.
Compliance with current or future privacy and data protection laws (including those regarding security breach notification) affecting consumer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve us sharing information with third parties or storing sensitive information), which could materially and adversely affect our profitability and could reduce income from certain business initiatives.
Our failure, or the failure of any third party with whom we work, to comply with privacy and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines, or sanctions, consumer, funding source, or bank partner actions, and damage to our reputation and brand, all of which could have a material adverse effect on our business. Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation. We have in the past, and may in the future, receive complaints or notifications from third parties alleging that we have violated applicable privacy and data protection laws and regulations.
Non-compliance
could result in proceedings against us by governmental entities, consumers, or others.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or which could have an adverse effect on our business.
Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our Members and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, marketing, consumer communications, and information security, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our Member base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our Members, partners, or end users for the use and disclosure of such information could require us to incur additional costs or modify our platform, possibly in a material manner, and could limit our ability to develop new functionality.
If we are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.
Any future litigation against us could be costly and time-consuming to defend.
We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our Members in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of Member data. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the trading price of our stock.
Risks Relating to Ownership of our Securities
The dual class structure of our Common Stock has the effect of concentrating voting control with Jason Wilk, Dave’s founder, members of the Board and its Chief Executive Officer and President, respectively. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.
Shares of our Dave Class V Common Stock will have 10 votes per share, while shares of our Dave Class A Common Stock will have one vote per share. Jason Wilk, Dave’s co-founder
and its Chief Executive Officer and

President, respectively, holds all of the issued and outstanding shares of our Dave Class V Common Stock. Accordingly, as of March 15, 2022, Mr. Wilk holds approximately 60.0% of the voting power of our capital stock on an outstanding basis and will be able to control matters submitted to its stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of Dave’s assets or other major corporate transactions. Mr. Wilk may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests This concentrated control may have the effect of delaying, preventing or deterring a change in control of Dave, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Dave and might ultimately affect the market price of shares of our Dave Class A Common Stock. For information about Dave’s dual class structure, see the section titled “Description of Securities.”
Dave’s dual class structure may depress the trading price of our Dave Class A Common Stock.
Dave cannot predict whether its dual class structure will result in a lower or more volatile market price of the Dave Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of Dave’s Common Stock may cause stockholder advisory firms to publish negative commentary about Dave’s corporate governance practices or otherwise seek to cause Dave to change its capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of Dave’s corporate governance practices or capital structure could adversely affect the value and trading market of the Dave Class A Common Stock.
Our stock price is volatile.
The trading price of the Dave Class A Common Stock and Public Warrants is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond Dave’s control. These factors include:

•	actual or anticipated fluctuations in operating results;

•	failure to meet or exceed financial estimates and projections of the investment community or that Dave provides to the public;

•	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	operating and share price performance of other companies in the industry or related markets;

•	the timing and magnitude of investments in the growth of the business;

•	actual or anticipated changes in laws and regulations;

•	additions or departures of key management or other personnel;

•	increased labor costs;

•	disputes or other developments related to intellectual property or other proprietary rights, including litigation;

•	the ability to market new and enhanced solutions on a timely basis;

•	sales of substantial amounts of the Dave Class A Common Stock by Dave’s directors, executive officers or significant stockholders or the perception that such sales could occur;

•	changes in capital structure, including future issuances of securities or the incurrence of debt; and

•	general economic, political and market conditions.
In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of Dave Class A Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
Dave has never paid cash dividends on our capital stock and does not anticipate paying dividends in the foreseeable future.
Dave has never paid cash dividends on our capital stock and currently intends to retain any future earnings to fund the growth of its business. Any determination to pay dividends in the future will be at the discretion of the Board and will depend on Dave’s financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant. As a result, capital appreciation, if any, of our Dave Class A Common Stock will be the sole source of gain for the foreseeable future.
Anti-takeover provisions contained in our certificate of incorporation and bylaws and applicable laws could impair a takeover attempt.
Our certificate of incorporation and bylaws afford certain rights and powers to the Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. Dave is also subject to Section 203 of the DGCL and other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Dave Class A Common Stock, and could also affect the price that some investors are willing to pay for the Dave Class A Common Stock.
Dave is subject to risks related to taxation in the United States.
Significant judgments based on interpretations of existing tax laws or regulations are required in determining Dave’s provision for income taxes. Dave’s effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible
expenses (including share-based compensation), changes in the location of Dave’s operations, changes in Dave’s future levels of research and development spending, mergers and acquisitions or the results of examinations by various tax authorities. Although Dave believes its tax estimates are reasonable, if the IRS or any other taxing authority disagrees with the positions taken on its tax returns, Dave could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.
Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect Dave’s business and future profitability.
Dave is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide income. Further, since Dave’s operations and customers are located throughout the United States, Dave will be subject to various U.S. state and local taxes. U.S. federal, state, local and
non-U.S.
tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Dave and may have an adverse effect on its business and future profitability.

For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Dave) from 21% to 28%. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect Dave’s business and future profitability.
As a result of plans to expand Dave’s business operations, including to jurisdictions in which tax laws may not be favorable, its obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect Dave’s after-tax
profitability and financial results.
In the event that Dave’s business expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Dave’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and
(d) pre-tax
operating results of Dave’s business.
Additionally, Dave may be subject to significant income, withholding, and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and
non-U.S. jurisdictions
with respect to income, operations and subsidiaries related to those jurisdictions. Dave’s after-tax
profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on Dave’s after-tax
profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with Dave’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If Dave does not prevail in any such disagreements, Dave’s profitability may be affected.
Dave’s
after-tax
profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.
Dave’s ability to utilize its net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change
net operating loss carryforwards (“NOLs”) to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If Dave has experienced an ownership change at any time since its incorporation, Dave may be subject to limitations on its ability to utilize its existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in Dave’s stock ownership, which may be outside of Dave’s control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit Dave’s use of accumulated state tax attributes. As a result, even if Dave earns net taxable income in the future, its ability to use its pre-change
NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to Dave.
There is no guarantee that the Public Warrants will be in the money at the time they become exercisable, and they may expire worthless.
The exercise price for our warrants is $11.50 per share of Dave Class A Common Stock. There is no guarantee that the Public Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, they may expire worthless.
We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of Dave Class A Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without a holder’s approval.
The Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The” Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Dave Class A Common Stock purchasable upon exercise of a Public Warrant.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Dave Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading day
period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Warrants will be redeemable by us for cash so long as they are held by the initial purchasers or their permitted transferees.
In addition, we may redeem your warrants after they become exercisable for a number of shares of Dave Class A Common Stock determined based on the redemption date and the fair market value of the Dave Class A Common

Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are
“out-of-the-money,”
in which case you would lose any potential embedded value from a subsequent increase in the value of the Dave Class A Common Stock had your warrants remained outstanding.
We may issue a substantial number of additional shares of Dave Class A Common Stock under an employee incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue additional shares of Dave Class A Common Stock under an employee incentive plan. The issuance of additional Dave Class A Common Stock:

•	may significantly dilute the equity interests of our investors;

•
could cause a change in control if a substantial number of shares of Dave Class A Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for the Dave Class A Common Stock and/or the Public Warrants.
There can be no assurance that Dave Class A Common Stock will be able to comply with the listing standards of Nasdaq.
Prior to the consummation of the Business Combination, VPCC’s Units, VPCC Class A Common Stock and Public Warrants were listed on the NYSE. On December 20, 2021, we provided NYSE with our intention to delist VPCC’s securities from NYSE and on January 5, 2022, as a result of the Business Combination, VPCC’s securities were delisted from the NYSE. Upon the Closing, the Dave Class A Common Stock and Warrants began trading on the Nasdaq Capital Market under the symbols “DAVE” and “DAVEW,” respectively. There can be no assurance that Dave will be able to comply with the listing standards of Nasdaq. If, after the Business Combination, Nasdaq delists the Dave Class A Common Stock from trading on its exchange for failure to meet the listing standards, our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that the Dave Class A Common Stock is a “penny stock” which will require brokers trading in the Dave Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
Sales of a substantial number of shares of Dave Class A Common Stock in the public market could occur at any time and although a significant portion of Dave’s total outstanding shares are restricted from immediate resale following the consummation of the Business Combination, they may be sold into the market in the near future. This could cause the market price of the Dave Class A Common Stock to drop significantly, even if our business is doing well.
Sales of a substantial number of the Dave Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Dave Class A Common Stock. The Sponsor and our current officers and directors hold approximately 19.9% of the outstanding shares Common Stock, including the 5,392,528 shares of Dave Class A Common Stock into which the Founder Shares converted and the 48,450,639 shares of Dave Class V Common Stock convertible into shares of Dave Class A Common Stock, which represents approximately 60.0% of the voting power of the outstanding shares of Common Stock. Pursuant to the terms of the Letter Agreement entered into at the time of the IPO, the Founder Shares (which converted into shares of Dave Class A Common Stock in connection with the Business Combination), as well as shares of Dave Class A Common Stock held by Dave’s co-founders,
may not be transferred until the earlier to occur of (a) one year after the Closing or (b) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our stockholders having the right to exchange their Dave Class A Common Stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Dave Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading day
period commencing at least 150 days after the Closing, the shares of Dave Class A Common Stock into which the Founder Shares convert, and any Dave securities held by Dave’s co-founders,
will be released from these transfer restrictions.
Pursuant to the Investor Rights Agreement, the certain holders are entitled to, among other things, certain registration rights, including the demand of up to three underwritten offerings and customary piggyback registration rights. Further, pursuant to the Subscription Agreements, we are also required to register additional shares of Dave Class A Common Stock. To satisfy these obligations, we previously registered up to 331,404,740 shares of Dave Class A Common Stock, which also covers shares issuable upon exercise of the Public Warrants. The sale of these shares is likely to have an adverse effect on the trading price of the Dave Class A Common Stock.
For more information about the Investor Rights Agreement and Subscription Agreements, see the subsections entitled “
Certain Relationships and Related Transactions
 —
 Investor Rights Agreement
.”
If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities prior to the Closing may decline. The market values of our securities at the time of the Business Combination may vary significantly from their prices on the date the Merger Agreement was executed, the date of this Annual Report on Form
10-K
or the date on which our stockholders voted on the Business Combination.
In addition, fluctuations in the price of Dave securities could contribute to the loss of all or part of your investment. If an active market for our securities develops and continues, the trading price of Dave securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors that may affect the trading price of Dave securities include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to Dave;

•	changes in the market’s expectations about Dave’s operating results;

•	success of competitors;

•	Dave’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning Dave or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to Dave;

•	Dave’s ability to market new and enhanced products and technologies on a timely basis;

•	changes in laws and regulations affecting Dave’s business;

•	Dave’s ability to meet compliance requirements;

•	commencement of, or involvement in, litigation involving Dave;

•	changes in Dave’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of Dave Class A Common Stock available for public sale;

•	any major change in the Board or management;

•	sales of substantial amounts of Dave Class A Common Stock by Dave’s directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Dave could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of Dave’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.
If securities or industry analysts do not publish or cease publishing research or reports about Dave, its business or its market, or if they change their recommendations regarding the Dave Class A Common Stock adversely, the price and trading volume of the Dave Class A Common Stock could decline.
The trading market for the Dave Class A Common Stock will be influenced by the research and reports that industry or securities analysts may publish about Dave, its business, its market or its competitors. If any of the analysts who may cover Dave change their recommendation regarding the Dave Class A Common Stock adversely, or provide more favorable relative recommendations about its competitors, the price of the Dave Class A Common Stock would likely decline. If any analyst who may cover Dave were to cease their coverage or fail to regularly publish reports on Dave, we could lose visibility in the financial markets, which could cause the stock price or trading volume of Dave securities to decline.
The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay,
say-on-frequency and
say-on-golden parachute
voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following March 4, 2025, the fifth anniversary of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the shares of Dave Class A Common Stock that are held by non-affiliates exceeds
$700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three year period.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We cannot predict if investors will find the Dave Class A Common Stock less attractive because we will rely on these exemptions. If some investors find the Dave Class A Common Stock less attractive as a result, there may be a less active trading market for the Dave Class A Common Stock and our share price may be more volatile.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We operate out of our headquarters in Los Angeles, California. We maintain approximately 36,000 square feet of general office space in West Hollywood, California pursuant to a multi-year lease, as well as a sublease agreement for approximately 3,500 square feet located in Los Angeles, California. The lease for the West Hollywood property is scheduled to expire in March 2026 and the sublease for the Los Angeles space is scheduled to expire in October 2023.
Item 3. Legal Proceedings.
We may, from time to time, be subject to various claims and legal proceedings in the ordinary course of business, including arbitrations, class actions and other litigation. We are also the subject of various actions, inquiries, investigations, and proceedings by regulatory and other governmental agencies. The outcomes of the legal and regulatory matters discussed below are inherently uncertain and some of these matters may result in adverse judgments or awards, including penalties, injunctions or other relief, and could materially and adversely impact our business, financial condition, operating results and cash flows.
State Regulatory Investigations
In August 2019, the New York Department of Financial Services notified us that it and ten other state regulators (collectively, the “
States
”) were requesting information concerning our
non-recourse
cash advance product as part of a broader investigation of companies offering nonrecourse advance and early wage access products. The investigation seeks to understand whether such products constitute activity subject to state licensure and consumer credit laws. In April 2020, we received a request for additional information and notice that an additional seven states had joined the broader inquiry. We have responded to all information requests and the States have not further engaged with us or communicated any conclusions or investigative findings.

In December 2021, we entered into a Memorandum of Understanding (“MOU”) with the California Department of Financial Protection and Innovation (“CA DFPI”). The MOU requires us to provide the CA DFPI with certain information as requested by the CA DFPI and adhere to certain best practices in connection with our non-recourse
cash advance product (including certain disclosures related to us not being licensed by the CA DFPI).
We have received inquiries from various states related to our non-recourse
cash advance business and whether our activities are subject to each state’s consumer credit laws. We responded to all requests from these states and have received no further communications from them.
Class Action Lawsuit
On September 16, 2020, a class action lawsuit, Stoffers v. Dave Inc. was filed in Los Angeles Superior Court in connection with the data breach we experienced in June 2020. For more information about the data breach, see the section titled “
Risk Factors—Cyberattacks and other security breaches or disruptions suffered by us or third parties upon which we rely could have a materially adverse effect on our business, harm our reputation and expose us to public scrutiny and liability.
” Dave is in the process of settling this matter and estimates the settlement to be approximately $3.2 million, which is included with legal settlement expenses, net of insurance reimbursements, within the statements of operations for the year ended December 31, 2020.
Other Legal Matters
Martinsek v. Dave Inc.
In January 2020, a former employee of the Company, Zachary Martinsek, filed a complaint in the California Superior Court for the County of Los Angeles against the Company and the Company’s Chief Executive Officer, asserting claims for, among other things, breach of contract, breach of fiduciary duty, conversion, and breach of the implied covenant of good faith and fair dealing. The complaint alleges that the Company and the Chief Executive Officer misappropriated approximately 6.8 million shares (as adjusted for a 10:1 forward stock split in November 2020) by rescinding a stock option agreement and a restricted stock purchase agreement between the Company and Mr. Martinsek under which such shares were issued and repurchasing the shares. The Company rescinded the agreements for failure of consideration. The Company and the Chief Executive Officer answered, denying all claims and asserting defenses. Discovery has commenced, but no trial date has been set. The Company is vigorously defending against this claim.
Whalerock v. Dave Inc.
The Company and Whalerock Industries Holding Company, LLC (“Whalerock”) are engaged in litigation over the sublease entered into between the parties in May 2020. Under the sublease, the Company agreed to sublease certain office space from Whalerock in West Hollywood, California. This matter involves a dispute between the Company and Whalerock over when the
18-month
sublease commenced. The Company believes the lease commencement date was June 15th, 2021, when the California stay-at
home order was lifted and the Company was legally allowed to use the sublease premises. The total rent payments in dispute total approximately $1.8 million. The Company is actively litigating this matter and cannot reasonably estimate the most likely outcome at this time.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Information
Our shares of Dave Class A Common Stock and Public Warrants have traded on the Nasdaq Global Select Market under the symbols “DAVE” and “DAVEW,” respectively, since January 6, 2022. Prior to that date, VPCC’s Class A Common Stock and Public Warrants were listed on The New York Stock Exchange under the symbols “VPCC” and “VPCCWS,” respectively.
Holders of Record
As of March 15, 2022, there were 104 holders of record of our Class A common stock, one holder of record of our Class V common stock and two holders of record of the public warrants. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividend Policy
We have not paid any cash dividends on our Dave Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board at such time. We do not anticipate declaring any cash dividends to holders of our Dave Class A Common Stock in the foreseeable future.
Sales of Unregistered Securities
On March 21, 2022, the Company, entered into the Purchase Agreement with the Purchaser, providing for the purchase and sale of a Convertible Note in the initial principal amount of $100.0 million. The Note bears interest at a rate of 3.00% per year (compounded semiannually), payable semi-annually in arrears on June 30th and December 31th of each year. Interest may be paid in-kind or in cash, at the Company’s option. Forty-eight months after the Issuance Date, the Company will pay the Purchaser the Redemption Price. Payment of the Redemption Price on the Maturity Date will constitute a redemption of the Note in whole.
During the term of the Note, the Note will be convertible into shares of the Company’s Class A Common Stock, at the option of the Purchaser, upon delivery on one or more occasions of a written notice to the Company electing to convert the Note or all of any portion of the outstanding principal amount of the Note. The initial conversion price of the Note is $10.00 per share of Common Stock. The conversion price of the Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. The Note and the shares of Common Stock issuable upon conversion of the Note have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.
Beginning on the twenty-four-month anniversary of the Issuance Date continuing until the Maturity Date, if the closing price of the Common Stock equals or exceeds 175% of the Conversion Price for 20 out of the 30 consecutive trading days ending immediately preceding the delivery of the notice of the Company’s election to convert the Note, the Note will be convertible into shares of Common Stock at the option of the Company, upon delivery of a written notice to the Purchaser electing to convert the Note or all or any portion of the outstanding principal amount of the Note.
At any time prior to the Maturity Date, the Company may, in its sole discretion and upon delivery of a written notice to the Purchaser electing to prepay the Note, prepay the Note without penalty by paying the Purchaser 100% of the Redemption Price. Once the Redemption Price has been delivered to the Purchaser, the Note will be cancelled and retired.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to “we,” “our,” “us” or similar terms refer to VPCC prior to the closing of the Business Combination.
Overview
We were a blank check company formed under the laws of the State of Delaware on January 14, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.
On January 5, 2022, we completed our Business Combination with Dave Inc.
Results of Operations
Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and consummating the acquisition of Dave Inc. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the period from January 14, 2021 (inception) through December 31, 2021, we had a net loss of $5,269,664, which consists of formation and operational costs of $6,376,928, and transaction costs allocated to warrant liabilities of $600,571, offset by a change in fair value of warrant liabilities of $1,684,892 and interest income on investments held in Trust Account of $22,943.
Liquidity and Capital Resources
On March 9, 2021, we consummated the Initial Public Offering of 25,376,598 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment options in the amount of 2,876,598 Units, at $10.00 per Unit, generating gross proceeds of $253,765,980.
Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,100,214 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to VPC Impact Acquisition Holdings Sponsor III, LLC (the “Sponsor”), generating gross proceeds of $7,650,321.
Transaction costs amounted to $14,386,571, consisting of $5,075,320 of underwriting fees, $8,881,809 of deferred underwriting fees and $429,442 of other offering costs.
For the period from January 14, 2021 through December 31, 2021, cash used in operating activities was $2,090,773. Net loss of $5,269,664 was affected by interest earned on investments held in the Trust Account of $22,943, changes in fair value of warrant liabilities of $1,684,892, and transaction costs allocated to warrant liabilities of $600,571. Changes in operating assets and liabilities provided $4,286,155 of cash for operating activities.
As of December 31, 2021, we had cash held in the Trust Account of $253,788,923. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.
Until the consummation of the Business Combination, we used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
We completed our Business Combination on January 5, 2022, which was the Business Combination with Dave Inc, and have raised sufficient capital for our operations. We raised sufficient proceeds in the Business Combination transaction, including funds from the Trust Account net of redemptions and proceeds from the PIPE Investment, to fund operations and transaction expenses.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Business Combination, the Company ceased paying these monthly fees.
The underwriters were entitled to a deferred fee of $0.35 per Unit, or $8,881,809 in the aggregate. The deferred fee was paid upon the consummation of the Business Combination.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheet.
Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common share outstanding during the period. We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards
Update(“ASU”)2020-06,
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
ASU2020-06
would have on its financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 8. Financial Statements and Supplementary Data.

DAVE INC.

DAVE INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Dave Inc. (f/k/a VPC Impact Acquisition Holdings III, Inc.)
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Dave Inc. (the “Company”) as of December 31, 2021 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from January 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March 25, 2022
PCAOB ID Number 100

DAVE INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
CONSOLIDATED BALANCE SHEET DECEMBER 31, 2021

ASSETS
Current Assets
Cash	$79,785
Prepaid expenses	749,808

Total Current Assets	829,593
Cash held in Trust Account	253,788,923

TOTAL ASSETS	$254,618,516

LIABILITIES, CLASS A COMMON STOCK TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$5,035,963

Total Current Liabilities	5,035,963
Warrant liabilities	16,306,393
Deferred underwriting fee payable	8,881,809

TOTAL LIABILITIES	30,224,165

Commitments
Class A common stock subject to possible redemption 25,376,598 shares at redemption value of $10.00 per share	253,765,980

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,344,150 shares issued and outstanding	634
Accumulated deficit	(29,372,263)

Total Stockholders’ Deficit	(29,371,629)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$254,618,516

The accompanying notes are an integral part of the consolidated financial statements.

5
5

DAVE INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operational costs	$6,376,928

Loss from operations	(6,376,928)

Other income (expense):
Changes in fair value of warrant liabilities	3,061,951
Transaction costs allocated to warrant liabilities	(600,571)
Fair value of Private Placement Warrant liability in excess of proceeds received	(1,377,059)
Interest earned on Trust Account	22,943

Total other income, net	1,107,264

Net loss	$(5,269,664)

Weighted average shares outstanding of Class A common stock	21,782,802

Basic and diluted net loss per share, Class A common stock	$(0.19)

Weighted average shares outstanding of Class B common stock (1)	6,244,094

Basic and diluted net loss per share, Class B common stock	$(0.19)

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at December 31, 2021. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. If forfeited, they have been excluded from the calculation of weighted average shares outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

5
6

DAVE INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance – January 14, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	6,468,750	647	24,353	—	25,000
Accretion for Class A common stock to redemption amount	—	—	(24,366)	(24,102,599)	(24,126,952)
Forfeiture of Founder Shares	(124,600)	(13)	13	—	—
Net loss	—	—	—	(5,269,664)	(5,269,664)

Balance – December 31, 2021	6,344,150	$634	$—	$(29,372,263)	$(29,371,629)

(1)
In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on March 9, 2021, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares outstanding at December 31, 2021.

The accompanying notes are an integral part of the consolidated financial statements.

5
7

DAVE INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(5,269,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(22,943)
Changes in fair value of warrant liabilities	(3,061,951)
Transaction costs allocated to warrant liabilities	600,571
Fair value of Private Placement Warrant liability in excess of proceeds received	1,377,059
Changes in operating assets and liabilities:
Prepaid expenses	(749,808)
Accrued expenses	5,035,963

Net cash used in operating activities	(2,090,773)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,765,980)

Net cash used in investing activities	(253,765,980)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,690,660
Proceeds from sale of Private Placements Warrants	7,650,320
Repayment of promissory note—related party	(88,142)
Payment of offering costs	(316,300)

Net cash provided by financing activities	255,936,538

Net Change in Cash	79,785
Cash—Beginning of period	—

Cash—End of period	$79,785

Non-cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000

Offering costs paid through promissory note	$88,142

Deferred underwriting fee payable	$8,881,809

Forfeiture of Founder Shares	$(13)

The accompanying notes are an integral part of the consolidated financial statements.

5
8

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
VPC Impact Acquisition Holdings III, Inc. (now known as Dave Inc.) (the “Company”)
was
a blank check company incorporated in Delaware on January 14, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
Business Combination
On January 5, 2022 (the “Closing Date”), the Company consummated the previously announced transaction (pursuant to that certain Agreement and Plan of Merger, dated June 7, 2021 (the “Business Combination Agreement”), by and among Dave Inc. (prior to the Mergers (as defined below), hereinafter referred to as “Legacy Dave”), VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Bear Merger Company I Inc., a Delaware corporation and a direct, wholly owned subsidiary of VPCC (“First Merger Sub”), and Bear Merger Company II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of VPCC (“Second Merger Sub” and together with the First Merger Sub, the “Merger Subs”).
On January 5, 2022, pursuant to the Business Combination Agreement, First Merger Sub merged with and into Legacy Dave (the “First Merger”), with Legacy Dave surviving the First Merger as a wholly owned subsidiary of VPCC (such company, in its capacity as the surviving corporation of the First Merger, the “Surviving Corporation”), immediately followed by the Surviving Corporation merging with and into Second Merger Sub (the “Second Merger,” the Second Merger together with the First Merger, the “Mergers” and the Mergers together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination” or the “Transactions”), with Second Merger Sub (such entity, following the Second Merger, the “Surviving Entity”) surviving the Second Merger as a wholly owned subsidiary of VPCC (VPCC following such Mergers, hereinafter referred to as the “Company” or “Dave”). Following the Mergers, “VPC Impact Acquisition Holdings III, Inc.” was renamed “Dave Inc.” and the Surviving Entity was renamed “Dave Operating LLC”.
On January 5, 2022, the holders of (a) Legacy Dave Capital Stock and (b) Legacy Dave’s options to purchase Legacy Dave Capital Stock pursuant to the Legacy Dave Stock Plan (the “Legacy Dave Options”), received aggregate merger consideration with an implied value of $3,500,000,000 (the “Equity Value”), consisting of a number of shares of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and shares of Class V common stock of the Company, par value $0.0001 per share (the “Class V Common Stock”, and together with the Class A Common Stock, the “Common Stock”), with each deemed to have a value of $10.00 per share, equal to the Equity Value divided by $10.00 (such aggregate merger consideration, the “Aggregate Stock Consideration”).
PIPE Investment
Concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors agreed to purchase an

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

aggregate of 21,000,000 shares of Class A Common Stock in a private placement for $10.00 per share (the “PIPE Investment”). On August 17, 2021, one of the PIPE Investors entered into an amendment to the Subscription
Agreement to allow such PIPE Investor to
pre-fund
its $15,000,000 obligation under the Subscription Agreement in exchange for a promissory note in the
principal amount of $15,000,000 convertible into 1,500,000 shares of Class A Common Stock at Closing.
The Business Combination Agreement and the Business Combination was approved by the Company’s stockholders at a special meeting of the Company’s stockholders held on January 4, 2022 (the “Special Meeting”). Prior to the Special Meeting, holders of 22,417,767 shares of the VPCC Class A Common Stock exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate of approximately $224,195,436. The per share redemption price of $10.00 for public stockholders electing redemption was paid out of the Company’s Trust Account, which after taking into account the Share Redemption, had a balance immediately prior to the Closing of $29,590,655.
Immediately after giving effect to the Business Combination (including as a result of the redemptions described above, the conversion of 5,392,528 outstanding Founder Shares into shares of Class A Common Stock on a one-for-one
basis and the issuance of an additional 21,000,000 shares of Class A Common Stock in the PIPE Investment as described above), there were 372,000,732 shares of Common Stock, including 323,550,093 shares of Class A Common Stock and 48,450,639 shares of Class V Common Stock, issued and outstanding and warrants to purchase 11,444,364 shares of Class A Common Stock of the Company (“Warrants”) issued and outstanding.
Business Prior to the Business Combination
Prior to the Business Combination, the Company had two wholly owned subsidiaries which were formed on May 27, 2021, First Merger Sub and Second Merger Sub.
All activity through December 31, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and consummating the acquisition of Dave Inc.
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

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Placement Warrants was placed in a trust account (the “Trust Account”), and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
Liquidity and Capital Resources
As of December 31, 2021, the Company had $79,785 in its operating bank accounts and a working capital of deficit $4,206,370.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares and the loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 5). The outstanding balance under the Promissory Note of $88,142 was repaid at the closing of the Initial Public Offering on March 9, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the private placement held outside of the Trust Account.
Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination, which was the Business Combination with Legacy Dave. The Company completed its Business Combination on January 5, 2022, which was the Business Combination with Legacy Dave, and has raised sufficient capital for its operations.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.
Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the consolidated

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity upon the completion of the Initial Public Offering. Offering costs amounting to $13,786,001 were charged to temporary equity upon the completion of the Initial Public Offering, and
 $600,570 of the offering costs were related to the warrant liabilities and charged to the consolidated statement of operations.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 25,376,598 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.
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
paid-in
capital and accumulated deficit.

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

At December 31, 2021, the Class A common stock reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$253,765,980
Less:
Proceeds allocated to Public Warrants	(10,340,965)
Class A common stock issuance costs	(13,786,000)
Plus:
Accretion of carrying value to redemption value	24,126,965

Class A common stock subject to possible redemption	$253,765,980

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,444,364 shares of Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period presented.

6
4

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

	For the Period from January 14, 2021 (Inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(4,095,639)	$(1,174,025)
Denominator:
Basic and diluted weighted average common shares outstanding	21,782,802	6,244,094

Basic and diluted net loss per common share	$(0.19)	$(0.19)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 10).
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

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
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

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Promissory Note—Related Party
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from January 14, 2021 (inception) through December 31, 2021, the Company incurred $100,000 in fees for these services, of which $
90,000
is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2021.

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 6. COMMITMENTS
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,881,809 in the aggregate. The deferred fee was paid to the underwriters at the closing of the Business Combination on January 5, 2022.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were 25,376,598 Class A common stock issued and outstanding, which are presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021, there were 6,344,150 shares of Class B common stock issued and outstanding.
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
one-for-one
basis, subject to

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
one-for-one
basis.
NOTE 8. WARRANT LIABILITIES
As of December 31, 2021, there are 6,344,150 Public Warrants outstanding and 5,100,214 Private Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
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

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00:
—Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

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
— Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
As of December 31, 2021, there were 5,100,214 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. INCOME TAX
The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Net operating loss carryforward	$30,182
Startup/Organizational expenses	1,304,155

Total deferred tax assets	1,334,337
Valuation allowance	(1,334,337)

Deferred tax assets, net of allowance	$—

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(1,334,337)
State
Current	$—
Deferred	—
Change in valuation allowance	1,334,337

Income tax provision	$—

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

As of December 31, 2021, the Company had $143,723 in U.S. federal and state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 14, 2021 (inception) through December 31, 2021, the change in the valuation allowance w as $1,334,337.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0
Chang in fair value of warrant liabilities	12.2
Transaction costs allocated to warrant liabilities	(2.4)
Compensation expense—warrants	(5.5)
Change in valuation allowance	(25.3)

Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.
NOTE 10. FAIR VALUE MEASUREMENTS
At December 31, 2021, assets held in the Trust Account were comprised of $253,788,923 in cash. Through December 31, 2021, the Company withdrew no interest earned on the Trust.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability—Public Warrants	$6,756,519	$6,756,519	$—	$—

Warrant Liability—Private Placement Warrants	$9,549,874	$—	$—	$9,549,874

7
2

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Black Scholes Model was used in estimating the fair value of the Public Warrants for periods prior to their detachment and where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.
The key inputs into the Black Scholes Model for the Public Warrants and the Modified Black Scholes Option Pricing Model for the Private Placement Warrants were as follows:

	January 12, 2021
	(Initial Measurement)		December 31, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Stock Price	$10.00	$9.59	$10.25
Exercise Price	$11.50	$11.50	$11.50
Volatility	26.9%	26.0%	23.0%
Term (years)	5.00	5.00	5.00
Dividend Yield	0.00%	0.00%	0.00%
Risk Free Rate	1.21%	1.21%	1.26%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 14, 2021 (inception)	$—	$—	$—
Initial measurement on March 9, 2021 (Initial Public Offering)	9,027,379	10,340,965	19,368,344
Change in fair value	522,495	(253,766)	268,729
Transfer to Level 1	—	(10,087,199)	(10,087,199)

Fair value as of December 31, 2021	$9,549,874	$—	$9,549,874

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 14, 2021 (inception) through December 31, 2021 was $10,087,199.

7
3

DAVE, INC.
(F/K/A VPC IMPACT ACQUISITION HOLDINGS III, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described in these financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On January 5, 2022 the Company completed its Business Combination with Legacy Dave.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table provides information regarding our executive officers, key employees and directors as of March 15, 2022:

Name	Age	Position(s)
Executive Officers Jason Wilk	36	Chief Executive Officer, President and Director
Kyle Beilman	34	Chief Financial Officer and Secretary
Non-Employee Directors Brendan Carroll	44	Director (1)(3)
Andrea Mitchell	50	Director (2)(3)
Michael Pope	55	Director (1)
Dan Preston	36	Director (1)(2)

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
Executive Officers
Jason Wilk
. Mr. Wilk has served as Chief Executive Officer since the Closing. Mr. Wilk is the co-founder
and has served as Chief Executive Officer of Dave since May 2016. Mr. Wilk has over 15 years of experience building digital companies. In April 2010, Mr. Wilk founded WriteyBoard, an international whiteboard and furniture solution for startup companies and small businesses, where he still acts as current advisor. Prior to WriteyBoard, from January 2010 to July 2016, Mr. Wilk founded and served as Chief Executive Officer of AllScreen.TV, a technology platform that enabled large media outlets to syndicate their digital content to over 500 publishers. Mr. Wilk began his career as the founder and Chief Executive Officer of 1DaySports.com, which was acquired in 2008. Mr. Wilk holds a B.B.A. from Loyola Marymount University, College of Business Administration where he studied international business and technology.
Kyle Beilman
. Mr. Beilman has served as Chief Financial Officer since the Closing and prior to this, has served as Dave’s Chief Financial Officer since January 2021. Mr. Beilman served as Dave’s Chief Operating Officer from October 2019 to January 2021 and Chief Financial Officer from July 2017 to October 2019. Since January 2021, Mr. Beilman has served as Vice President of Dave OD Funding I, LLC, a wholly owned subsidiary of Dave. Prior to Dave, Mr. Beilman worked in corporate strategy at Red Bull from January 2016 to July 2017. Mr. Beilman began his career in investment banking at Centerview Partners from August 2013 to January 2016 and Moelis & Company from May 2012 to August 2013. Mr. Beilman holds a B.S. from the University of Southern California Marshall School of Business.
Non-Employee
Directors
Brendan Carroll.
Mr. Carroll serves as a member of the board of directors of the Company. Mr. Carroll joined Dave as a director upon the Closing. Mr. Carroll is a Senior Partner at Victory Park Capital Advisors, LLC (“Victory Park”), which he co-founded
in 2007. He is responsible for strategic initiatives and firm operations in addition to sourcing, evaluating and executing investment opportunities. Mr. Carroll also oversees marketing, fundraising, business development and investor relations for the firm. Mr. Carroll has served as member of the board of directors of Victory Park portfolio company, johnnie-O,
since 2015, and has served as a member of the board of directors and as the
Co-Chief
Executive Officer of each of VPC Impact Acquisition Holdings II

(Nasdaq: VPCB), a special purpose acquisition company founded by an affiliate of Victory Park, and VPC Impact Acquisition Holdings III, Inc. (NYSE: VPCB), a special purpose acquisition company founded by an affiliate of Victory Park, since January 2021. From 2005 to 2007, Mr. Carroll was a member of the Solutions Group at Magnetar Capital LLC, where he specialized in direct financings to lower middle market companies. He has held various investment banking positions at William Blair and Robertson Stephens, specializing in corporate finance and mergers and acquisitions. Mr. Carroll received a B.A. in government from Georgetown University and an MBA from Harvard Business School. He speaks frequently on debt and private equity investing issues and has served as a guest lecturer and panelist at the University of Chicago’s Booth Global School of Business, Northwestern University’s Kellogg School of Management and Harvard Business School. Mr. Carroll is a member of the Finance Council of the Archdiocese of Chicago and Loyola Press and previously served on the Board of Regents at Georgetown University. He is also a director on the board of the Ann & Robert H. Lurie Children’s Hospital of Chicago and is also a member of the board’s Finance Committee.
Andrea Mitchell.
Ms. Mitchell serves as a member of the board of directors of the Company. Ms. Mitchell joined Dave as a director upon the Closing. Ms. Mitchell is the Managing Partner and a founding member of Mitchell Sandler LLC, a nationally recognized law firm in banking and finance law, since May 2019. Prior to joining Mitchell Sandler, Ms. Mitchell was a partner at the law firm of BuckleySandler from January 2011 to April 2019, which she joined in April 2009 as an associate. Prior to BuckleySandler, Ms. Mitchell served as Counsel in the Legal Division at the Federal Reserve Board from September 2007 to April 2009, where she worked on numerous consumer regulations, advised supervised entities on queries related to consumer protection statutes, and participated in several interagency task forces. Ms. Mitchell received her J.D. from American University and a bachelor’s degree in political science from the University of Wisconsin-Madison.
Michael Pope.
Mr. Pope serves as a member of the board of directors of the Company. Mr. Pope joined Dave as a director in January 2022. Mr. Pope served as Chief Financial Officer and Senior Vice President at Shutterfly, Inc. from October 2015 until his retirement in November 2019. He has over 25 years of financial experience having served as Chief Financial Officer at numerous technology companies, including Clean Power Finance, Inc., MarketTools Inc., Network General Corporation, DigitalThink, Inc., Arlo Technologies, Inc. and Dionex Corporation. He previously served as a member of the board of directors and audit committee chairman at both Arlo Technologies, Inc. and Dionex Corporation. Mr. Pope holds a B.A. in Quantitative Economics from Stanford University and an M.B.A. from the Haas School of Business at the University of California at Berkeley.
Dan Preston.
Mr. Preston serves as a member of the board of directors of the Company. Mr. Preston joined Dave as a director upon the Closing. Mr. Preston has served as the Chief Executive Officer and Director of Metromile, an automobile insurance company offering usage-based insurance policies, since 2014, where he previously served as Chief Technology Officer since joining in 2013. Prior to joining Metromile, Mr. Preston was the co-founder
and Chief Technology Officer of AisleBuyer, a mobile retail innovator that was acquired by Intuit in April 2012. Mr. Preston received a bachelor’s degree in Computer Science from Brandeis University and a master’s degree in Computer Science with a specialization in Artificial Intelligence, Machine Learning and Computer Vision from Stanford University.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Corporate Governance
Board Composition
The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to Dave’s management. When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of its business and structure, the Board is expected to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business. The Board is divided into the following three classes, with members of each class serving staggered three-year terms:

•	Class I, which consists of Michael Pope, whose term will expire at Dave’s first annual meeting of stockholders to be held in 2022;

•	Class II, which consists of Dan Preston and Andrea Mitchell, whose terms will expire at Dave’s second annual meeting of stockholders to be held in 2023; and

•	Class III, which consists of Jason Wilk and Brendan Carroll, whose terms will expire at Dave’s third annual meeting of stockholders to be held in 2024.
At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in the Dave’s control or management. Dave’s directors may be removed for cause by the affirmative vote of the holders of at least two-thirds
of Dave’s voting stock.
Director Independence
The Board has determined that each of the directors on the Board other than Jason Wilk and Andrea Mitchell will qualify as independent directors, as defined under Nasdaq listing rules, and the Board consists of a majority of “independent directors,” as defined under the Nasdaq listing rules. In addition, Dave is subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, as discussed below.
As a “controlled company” within the meaning of the Nasdaq corporate governance standards, however, Dave may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that a majority of the board of directors consist of independent directors and that the nominating and governance committee and compensation committee be composed entirely of independent directors. These requirements will not apply to the Dave as long as it remains a controlled company. Based on the “controlled company” exemption, the Company’s Nominating and Corporate Governance Committee and Compensation Committee will initially be composed of independent and non-independent
directors.
Board Leadership Structure
The Board has determined that it should maintain the flexibility to select the Chairman of the board of directors and adjust its board leadership structure based on circumstances existing from time to time and based on criteria that are in Dave’s best interests and the best interests of its stockholders, including the composition, skills, diversity and experience of the Board and its members, specific challenges faced by Dave or the industry in which it operates and governance efficiency. Jason Wilk has been elected to serve as chairperson of the Board. The Board has adopted Corporate Governance Guidelines, which provide for the appointment of a lead independent director at any time when the chairperson is not independent. Brendan Carroll serves as the initial lead independent director.
Board Role in Risk Oversight
One of the key functions of the Board is informed oversight of Dave’s risk management process. This oversight function is administered directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and Dave’s audit committee will have the responsibility to consider and discuss the Dave’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. The compensation committee also assesses and monitors whether Dave’s compensation plans, policies and programs comply with applicable legal and regulatory requirements. The nominating and corporate governance committee will monitor the effectiveness of Dave’s governance guidelines.
Controlled Company Exemption
Mr. Wilk owns a majority of the voting power of all outstanding shares of Common Stock. As a result, Dave is a “controlled company” within the meaning of Nasdaq listing rules. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that director nominees must either be selected, or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or a nominating committee comprised solely of independent directors. For at least some period, Dave will utilize these exemptions, during which time you will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If Dave ceases to be a “controlled company” and its shares continue to be listed on Nasdaq, Dave will be required to comply with these standards and, depending on the board’s independence determination with respect to its then-current directors, Dave may be required to add additional directors to its board in order to achieve such compliance within the applicable transition periods.
Committees of the Board of Directors
Dave has an audit committee, a compensation committee and a nominating and corporate governance committee, each of which have the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by the Board. Rule
10A-3
of the Exchange Act requires that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by Dave. Copies of each charter are posted on the Investor Relations section of Dave’s website at www.Dave.com. Dave’s website and the information contained on, or that can be accessed through, Dave’s website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form
10-K.
Audit Committee
Dave’s Audit Committee is comprised of Brendan Carroll, Dan Preston and Michael Pope, who each meet the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule
10A-3.
Mr. Carroll serves as chairperson. In addition, Mr. Carroll qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The audit committee’s responsibilities include, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing Dave’s independent registered public accounting firm;

•	reviewing the adequacy of Dave’s system of internal controls and the disclosure regarding such system of internal controls contained in Dave’s periodic filings;

•	pre-approving all audit and permitted non-audit services and related engagement fees and terms for services provided by Dave’s independent auditors;

•	reviewing with Dave’s independent auditors their independence from management;

•	reviewing, recommending and discussing various aspects of the financial statements and reporting of the financial statements with management and Dave’s independent auditors; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Compensation Committee
Dave’s Compensation Committee is comprised of Dan Preston and Andrea Mitchell. Mr. Preston serves as chairperson. Each member of the committee is a non-employee
director, as defined in Rule
16b-3
promulgated under the Exchange Act. The compensation committee is responsible for, among other things:

•	setting the compensation of the Chief Executive Officer and, in consultation with the Chief Executive Officer, reviewing and approving the compensation of the other executive officers of Dave;

•	reviewing on a periodic basis and making recommendations regarding non-employee director compensation to the Board;

•	reviewing on a periodic basis and discussing with the Chief Executive Officer and the Board regarding the development and succession plans for senior management positions;

•	administering Dave’s cash and equity-based incentive plans that are stockholder-approved and/or where participants include Dave’s executive officers and directors; and

•	providing oversight of and recommending improvements to Dave’s overall compensation and incentive plans and benefit programs.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating and Corporate Governance Committee
Dave’s Nomination and Corporate Governance Committee is comprised of Brendan Carroll and Andrea Mitchell. The nominating and corporate governance committee is responsible for, among other things:

•	identifying, evaluating and making recommendations to the Board regarding nominees for election to the board of directors and its committees;

•	developing and making recommendations to the Board regarding corporate governance guidelines and matters;

•	overseeing the Dave’s corporate governance practices;

•	reviewing the Dave’s code of business conduct and ethics and approve any amendments or waivers on a periodic basis;

•	overseeing the evaluation and the performance of the Board and individual directors; and

•	contributing to succession planning.
Compensation Committee Interlocks and Insider Participation
None of the members of the compensation committee is or has been at any time one of Dave’s officers or employees. None of Dave’s executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee (or other board of directors committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving as a member of Dave’s Board or compensation committee.

Code of Ethics
The board of Dave have adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Corporate Governance section of Dave’s website. In addition, Dave posted on the Corporate Governance section of its website all disclosures that are required by law or Nasdaq listing standards any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.
Limitation on Liability and Indemnification of Officers and Directors
Dave’s Charter limits Dave’s directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;

•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	for any unlawful payment of dividends or redemption of shares; or

•	for any breach of a director’s duty of loyalty to the corporation or its stockholders.
If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of Dave’s directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.
Delaware law and the Dave Bylaws, which became effective upon the consummation of the Business Combination, provide that the Dave will, in certain situations, indemnify Dave’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.
In addition, Dave entered into separate indemnification agreements with Dave’s directors and officers. These agreements, among other things, require Dave to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of Dave’s directors or officers or any other company or enterprise to which the person provides services at Dave’s request. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
These provisions may discourage stockholders from bringing a lawsuit against Dave’s directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit Dave and its stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent Dave pays the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
Dave also plans to maintain a directors’ and officers’ insurance policy pursuant to which Dave’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe that the provisions in the Dave Charter, Dave Bylaws, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Delinquent Section 16 Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2021.
Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for Dave’s named executive officers who appear in the “2021 Summary Compensation Table” below. In 2021, the “named executive officers” and their positions with Dave were as follows:

•	Jason Wilk: Chief Executive Officer

•	Kyle Beilman: Chief Financial Officer
This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.
2021 Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for each of the last two or fewer fiscal years during which such individuals were determined to be named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
Jason Wilk	2021	$384,719	—	(4)	—	$10,508,000	—	$13,654	(5)	$10,906,373
Chief Executive Officer	2020	$311,538	$42,750	(3)	—	—	$92,250	—		$446,538
Kyle Beilman	2021	$371,154	—	(4)	—	—	—	$14,231	(5)	$385,385
Chief Financial Officer	2020	$311,538	$21,375	(3)	—	$453,154	$46,125	—		$832,192

(1)
Stock awards and option awards are reported at aggregate grant date fair value in the year granted, as determined in accordance with the provisions of FASB ASC Topic 718. For the assumptions used in valuing these awards for purposes of computing this expense for 2021 and 2020, please see Note 14 of the Dave financial statements for the nine months ended September 30, 2021 and Note 1 of the Dave financial statements for the year ended December 31, 2020, respectively.

(2)
Represents the annual performance cash bonus that, in each case, was earned by the named executive officers for the applicable year of service based on actual performance. Actual performance for the 2020 fiscal year was achieved at 61.5% of target performance. As of the date of this Annual Report on Form
10-K,
the Board has not yet determined whether any bonuses will be awarded for the fiscal year ended December 31, 2021.

(3)
Actual performance for the 2020 fiscal year was achieved at 61.5% of target performance. In consideration of the challenges posed by COVID-19 during
the 2020 fiscal year, the Dave board of directors determined to adjust the annual performance payout for 2020 to 90% achievement of target performance. The amounts in this column represent the difference between the amount each named executive officer earned based on actual performance over the actual annual performance payout for 2020 assuming 90% achievement of target performance.

(4)	As of the date of this Annual Report on Form 10-K, the Board has not yet determined whether any bonuses will be awarded for the fiscal year ended December 31, 2021.
(5)	Represents Company matching contributions to the named executive officer’s contributions to the Company’s 401(k) plan.
Salaries
In fiscal year 2021, Mr. Wilk and Mr. Beilman received an annual base salary of $384,719 and $371,154, respectively, to compensate them for services rendered to Dave. In fiscal year 2020, each of the named executive officers received an annual base salary of $311,538 to compensate them for services rendered to Dave. The base salary payable to each of Mr. Wilk and Mr. Beilman was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.
Bonuses
As of the date of this Annual Report on Form
10-K,
the Board has not yet determined whether any bonuses will be awarded for the fiscal year ended December 31, 2021.
In fiscal year 2020, Mr. Wilk and Mr. Beilman were eligible to earn annual cash bonuses targeted at $150,000 and $75,000, respectively, based on Dave’s achievement of established performance metrics weighted in accordance with the table below.

Metrics	Target Performance	Weighting	Actual Achievement
Non-GAAP Revenue (1)	$170,000,000	50%	50.5%
Non-GAAP Gross Margin (2)	52.5%	30%	102.8%
Banking TPV	175,000,000	20%	27.2%

(1)	Non-GAAP revenue was calculated using GAAP service based revenue, adjusted for period-end revenue deferrals and processor costs associated with advance disbursements.
(2)
Non-GAAP
gross margin is
non-GAAP
gross profit divided by
non-GAAP
revenues.
Non-GAAP
gross profit was calculated using
non-GAAP
revenue, less processor costs associated with the disbursement and collection of advances and the provision for unrecoverable advances, calculated using actual unrecovered amounts for historical periods and assumed default amounts for periods where advance recoveries were still anticipated.

Actual performance for the 2020 fiscal year was achieved at 61.5% of target performance. In consideration of the challenges posed by COVID-19 during
the 2020 fiscal year, the Dave board of directors determined to adjust the annual performance cash bonus payout for 2020 to 90% achievement of target performance. The actual annual performance cash bonuses awarded to each named executive officer for 2020 performance are set forth above in the Summary Compensation Table in the column titled “
Non-Equity
 Incentive Plan Compensation
.”
Equity Awards
In fiscal year 2020, Mr. Beilman received a stock option to purchase 1,050,000 shares of Legacy Dave Common Stock, which vested monthly over the 48 month-period following the vesting commencement date, subject to his continued employment through each vesting date. On March 3, 2020, Mr. Beilman exercised his stock option to purchase all 1,050,000 shares pursuant to an early exercise feature. The shares received by Mr. Beilman pursuant to the exercise of the then-unvested portion of his stock option remained subject to the same vesting conditions as applied to the stock option prior to exercise.
For additional information regarding a stock option grant made to Mr. Wilk in fiscal year 2021, please see the section below titled “
Potential Payments Upon Termination or Change in Control
 — Wilk 2021 Option Grant
” in this Current Report on Form
8-K.

Legacy Dave 2017 Stock Plan
General.
 Dave’s board of directors originally adopted, and Dave’s stockholders approved, the Dave Inc. 2017 Stock Plan (the “Legacy Dave Stock Plan”) in 2017. The Legacy Dave Stock Plan provided for the grant of incentive stock options to Dave employees (and employees of any parent or subsidiary of Dave) and for the grant of non-statutory stock
options, restricted stock and restricted stock purchase rights to Dave. The Legacy Dave board of directors terminated the Legacy Dave Stock Plan, effective as of and contingent upon the Closing. Following termination of the Legacy Dave Stock Plan, no new awards will be granted under such plan, but previously granted awards will continue to be subject to the terms and conditions of the Legacy Dave Stock Plan and the stock award agreements pursuant to which such awards were granted.
Plan Administration.
 The Legacy Dave board of directors has administered the Legacy Dave Stock Plan.
Types of Awards.
 The Legacy Dave Stock Plan provides for the grant of incentive stock options, non-statutory
stock options, restricted stock and restricted stock purchase rights.
Stock Options.
 The Legacy Dave board of directors granted stock options under the Legacy Dave Stock Plan. The exercise price per share applicable to such options was equal to at least the fair market value per share of Legacy Dave Common Stock on the date of grant. The term of options granted under the Legacy Dave Stock Plan did not exceed 10 years; provided, however, that any incentive stock option granted to a participant who owned more than 10% of the total combined voting power of all classes of Dave stock, or of certain of Dave’s subsidiary corporations, did not have a term in excess of five years and had an exercise price per share of at least 110% of the fair market value per share of Legacy Dave Common Stock on the grant date. Subject to the provisions of the Legacy Dave Stock Plan, the Legacy Dave board of directors determined the remaining terms of the options (e.g., vesting). After the termination of service of an employee, director or consultant, the participant may exercise his or her option, to the extent vested, for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases except for a termination for cause, the option will generally remain exercisable for 90 days following the termination of service. In the event of a termination for cause, the option will immediately terminate. However, in no event may an option be exercised later than the expiration of its term.
Non-transferability
 of Awards.
 The Legacy Dave Stock Plan generally did not allow for the transfer of awards or shares acquired pursuant to an award and only the recipient of an option may exercise such an award during his or her lifetime.
Certain Adjustments.
 In the event of certain corporate events or changes in Dave’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the Legacy Dave Stock Plan, the Dave compensation committee will make adjustments to the number of shares reserved for issuance under the Legacy Dave Stock Plan, the exercise prices of and number of shares subject to each outstanding stock option and the purchase prices of and number of shares subject to each other outstanding stock award.
Corporate Transaction.
 The Legacy Dave Stock Plan provides that in the event of certain significant corporate transactions, including: (i) a transfer of all or substantially all of Dave’s assets, (ii) a merger, consolidation or other capital reorganization or business combination transaction of Dave with or into another corporation, entity or person, or (iii) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owner, directly or indirectly, of more than 50% of Dave’s then outstanding capital stock, each outstanding award will be treated as the Dave compensation committee determines.
Amendment or Termination.
 Dave’s board of directors may amend or terminate the Legacy Dave Stock Plan at any time, provided such action does not impair the rights of any participant without his or her consent. In addition, stockholder approval must be obtained to the extent necessary and desirable to comply with applicable laws. The Legacy Dave board of directors terminated the Legacy Dave Stock Plan, effective as of and contingent upon the Closing. Following termination of the Legacy Dave Stock Plan, no new awards will be granted under such plan, but previously granted awards will continue to be subject to the terms and conditions of the Legacy Dave Stock Plan and the stock award agreements pursuant to which such awards were granted.
Benefits
In 2021, Dave provided benefits to its named executive officers on the same basis as provided to all of its employees, including medical, dental, vision, life and AD&D, and short- and long-term disability insurance, flexible spending accounts, vacation and paid holidays. The named executive officers are also eligible to participate in Dave’s 401(k) plan.
Outstanding Equity Awards at
Fiscal Year-End
The following table sets forth information regarding each unexercised stock option or unvested stock award held by each named executive officer as of December 31, 2021.

	Option awards (1)						Stock awards (2)
Name	Grant Date		Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($) (3)	Option expiration date ($)	Number of shares that have not vested (#)		Market value of shares that have not vested ($) (4)
Jason Wilk	3/3/2021		—	11,456,061	$.0.72	3/2/2031	—		—
Kyle Beilman	11/14/2018	(5)	720,813	173,841	$.04	11/13/2028
	3/3/2020	(6)					533,290	(7)	$4,252,500

(1)
All stock options listed above cover shares of Class A Common Stock following the consummation of the Business Combination and were granted under the Legacy Dave Stock Plan. All stock options listed above are immediately exercisable upon the date of grant pursuant to an early exercise feature.

(2)
All restricted shares listed above cover shares of Class A Common Stock following the Business Combination and were issued pursuant to the early exercise of stock options granted under the Legacy Dave Stock Plan.

(3)	This column represents the fair market value of a share of Legacy Dave Common Stock on the date of grant, as determined by the Dave board of directors.
(4)
This column represents the number of unvested restricted shares outstanding as of December 31, 2021, multiplied by $10.80, which is the per share value of Legacy Dave Common Stock as of December 31, 2021, divided by the exchange ratio of 1.354387513.

(5)
The option grant is subject to
a 4-year vesting
schedule, with 25% of the shares vesting on July 15, 2019 and 1/48 th
 of the shares vesting monthly thereafter, subject to the option holder’s continuous service through each vesting date.

(6)	Represents the date the restricted stock was issued pursuant to early exercise of stock options.
(7)
The restricted stock is subject to
a 4-year vesting
schedule, with 1/48
th
 of the shares vesting on July 27, 2019 and monthly thereafter, subject to the option holder’s continuous service through each vesting date. The restricted stock was issued upon early exercise of a stock option granted on February 4, 2020. The restricted stock is also subject to acceleration in the event of a qualifying termination in connection with a change in control (as described below).

Executive Compensation Arrangements
Jason Wilk Employment Agreement
On January 3, 2022, Dave entered into an employment agreement with Dave’s Chief Executive Officer, Jason Wilk, effective January 3, 2022, pursuant to which Mr. Wilk is entitled to an annual base salary of $425,000 per year and an annual target cash incentive bonus, which shall be equal to 100% of base salary, based upon the achievement of certain objective or subjective criteria determined by the Board, the Dave compensation committee, or a delegate thereof.
Mr. Wilk is eligible to participate in Dave’s employee benefits plans maintained by Dave and generally made available to similarly situated employees. Mr. Wilk’s employment is
“at-will”
and may be terminated by either party at any time.
Under Mr. Wilk’s employment agreement, if Mr. Wilk’s employment is terminated by Dave without “cause” (as such term is defined in his employment agreement) and Mr. Wilk executes a release of claims, Mr. Wilk will be entitled to (i) semi-monthly continuing payments of severance pay at a rate equal to his base salary, payable over a 12 month period from the date of his termination and (ii) reimbursements equal to the portion of the monthly health premiums paid by Dave on his behalf and that of his eligible dependents immediately preceding the date that his employment terminates until the earlier of (a) 12 months following the date of termination and (b) the date that Mr. Wilk and his eligible dependents become ineligible for COBRA coverage.
In addition, Mr. Wilk’s employment agreement provides that if his employment is terminated by Dave without “cause” or by Mr. Wilk for “good reason” (as such terms are defined in his employment agreement) in the period beginning three months prior to and ending 12 months following a “change in control” (as defined in his employment agreement) and Mr. Wilk executes a release of claims, he will be entitled to receive (i) a lump sum payment in the aggregate amount of 18 months of his base salary plus one and one-half
times his target annual bonus, (ii) reimbursements equal to the portion of the monthly health premiums paid by Dave on his and his eligible dependents’ behalf immediately preceding the date that his employment terminates until the earlier of (a) 18 months following the date of termination and (b) the date that Mr. Wilk and his eligible dependents become ineligible for COBRA coverage, and (iii) except with respect to the 8,458,481 stock options granted to Mr. Wilk on March 3, 2021 (which will be governed by the terms of the applicable award agreement), his outstanding unvested equity awards will vest in full.
Mr. Wilk will continue to be employed by Dave under the terms of his employment agreement with Dave.
Potential Payments Upon Termination or Change in Control
Wilk 2021 Option Grant
On March 3, 2021, Jason Wilk received a stock option grant to purchase 8,458,481 shares of Legacy Dave Class A Common Stock. Subject to the occurrence of a “public listing” or “corporation transaction” (as defined in the Legacy Dave Stock Plan) (the “liquidity requirement”), the option will vest and become exercisable as to a particular tranche of shares set forth in the table below (i) upon the achievement of the corresponding stock price milestone as to such tranche of shares (the “milestone requirement”) and (ii) subject to his continuous employment by Dave or its successor as its Chief Executive Officer, Executive Chair or another C-suite position
as an officer of Dave reporting to the board or the then-chief executive officer through the date such stock price milestone is achieved (the “service requirement”). Notwithstanding the foregoing, following a public listing of Legacy Dave Common Stock, no portion of the option may be exercised (even if vested) unless and until the date that the existing stockholders of Dave as of the date of grant are not subject to any lock up restrictions imposed in connection with such public listing and their shares are freely tradable under a registration statement, Rule 144 (without regard to volume limitations) or other exemption from registration.
A milestone requirement will only be deemed satisfied if the Dave board of directors or its delegate certifies that the stock price milestone has been achieved as of a particular date (which certification will be done within 30 days after any stock price milestone has been achieved). The achievement of a stock price milestone will also satisfy the achievement of any unachieved stock price milestone for a lower-numbered tranche. Once a stock price milestone has been achieved, it is forever deemed achieved and it cannot be achieved again.

Milestone Table
Tranche	Stock Price Milestone	Fraction of Total Shares Eligible to Vest
1	Stock Price of $7.26 or more	1/3 rd
2	Stock Price of $10.89 or more	1/12 th
3	Stock Price of $14.52 or more	1/12 th
4	Stock Price of $18.15 or more	1/12 th
5	Stock Price of $21.78 or more	1/12 th
6	Stock Price of $25.41 or more	1/12 th
7	Stock Price of $29.04 or more	1/12 th
8	Stock Price of $32.67 or more	1/12 th
9	Stock Price of $36.30 or more	1/12 th
Mr. Wilk’s stock option provides that if Mr. Wilk’s employment is terminated without cause or Mr. Wilk resigns for “good reason,” the stock option will remain outstanding and exercisable in accordance with its terms until the earlier of
(i) the 4-year anniversary
of the termination date, (ii) March 2, 2031 or (iii) such earlier date as provided or permitted under the Legacy Dave Stock Plan. Upon a termination of employment for any other reason (other than for cause), the stock option will terminate with respect to unvested shares subject to the stock option 90 days following the termination date (or March 2, 2031 if earlier).
Notwithstanding the foregoing, if Mr. Wilk’s employment as the Chief Executive Officer, Executive Chair or
another C-suite position
as an officer of Dave reporting to the Dave board of directors or the then-chief executive officer of Dave (or any successor) is terminated without cause or Mr. Wilk resigns for “good reason,” the service requirement will be deemed satisfied and the stock option (to the extent it is then outstanding and unexercised) will remain outstanding and will vest when and if the liquidity and milestone requirements are met until the earlier to occur of (i) the date that is 2 years following Mr. Wilk’s termination date or (ii) the stock option’s earlier termination. If requested by Dave, Mr. Wilk will execute a general release of claims in connection with Mr. Wilk’s termination.
“Good reason” generally includes the occurrence of the following without Mr. Wilk’s consent: (a) a decrease of more than 20% in Mr. Wilk’s total annual cash compensation (excluding any equity-related or long-term incentive compensation opportunity) other than a reduction applied equally to all executives or (b) a requirement that Mr. Wilk hold a position other than Chief Executive Officer, Executive Chair or another C-suite position
as an officer reporting to the Dave board of directors or the then-chief executive officer of Dave.
For purposes of Mr. Wilk’s stock option, a “public listing” occurs when (i) Dave shares (or shares of any successor or parent company thereof) becomes publicly traded on an internationally-recognized stock exchange or (ii) a transfer or conversion of shares is made pursuant to a statutory merger or statutory consolidation of Dave with or into another corporation and the common stock of the surviving corporation or any direct or indirect parent corporation thereof is registered under the Exchange Act or is otherwise publicly traded on an internationally-recognized stock exchange (as determined by the Dave board of directors). The Transactions will constitute a “public listing” and a “corporate transaction” for purposes of Mr. Wilk’s stock option.
For purposes of Mr. Wilk’s stock option, “stock price” means as of a specified date: (a) in the event of a corporate transaction, the per share consideration payable to holders of Legacy Dave Common Stock in connection with such corporate transaction based on the gross proceeds payable in such corporation transaction (as may be readjusted to reflect any additional gross proceeds distributed after the consummation of the corporate transaction); or (b) after a public listing, the per share value of Dave’s outstanding shares based on the mean of the closing prices of the shares for the 30 consecutive trading days immediately preceding such date of determination, commencing as of the trading day that is 29 trading days prior to the six month anniversary of the public listing.
Beilman Option Grants and Early Exercises
On November 14, 2018, Mr. Beilman received a stock option grant to purchase 880,140 shares of Legacy Dave Common Stock. The stock option vested on July 15, 2019 and 1/48 th
 monthly thereafter, subject to Mr. Beilman’s continuous service through each vesting date. Mr. Beilman’s stock option provides that if Mr. Beilman’s continuous service terminates, the vested portion of Mr. Beilman’s option will remain exercisable until the earliest to occur of (i) 90 days following the termination date (10 days if the termination is for cause or 12 months if the termination is due to death or disability) or (ii) November 13, 2028.
On February 4, 2020, Mr. Beilman received a stock option grant to purchase 1,050,000 shares of Legacy Dave Common Stock. The stock option vested 1/48 th
 on July 27, 2019 and monthly thereafter, subject to Mr. Beilman’s continuous service through each vesting date. If Mr. Beilman’s employment is terminated without cause within 120 days of a change of control, then 50% of the then unvested shares subject to the stock option will immediately vest as of the date of such termination. On March 3, 2020, Mr. Beilman exercised the stock option pursuant to an early exercise feature. To the extent the stock option was unvested at the time of exercise, shares of Legacy Dave Common Stock issued to Mr. Beilman upon such exercise remain subject to the same vesting conditions as applied to the unvested portion of the stock option prior to the exercise.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information
As of December 31, 2021, we had no compensation plans under which equity securities were authorized for issuance. In connection with the Mergers, our stockholders approved the Dave Inc. 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of March 15, 2022, by:

•	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of any class of the Company’s common stock;

•	each named executive officer of the Company;

•	all executive officers and directors of the Company as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
The beneficial ownership of the Common Stock is based on 372,000,500 shares of Common Stock outstanding as of the March 15, 2022, comprised of 323,549,861 shares of Dave Class A Common Stock and 48,450,639 shares of Dave Class V Common Stock outstanding as of January 5, 2022. Shares of Common Stock that may be acquired by an individual or group within 60 days of the Closing Date pursuant to the exercise of options or warrants that are currently exercisable or exercisable within 60 days of the Closing Date are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting common stock beneficially owned by them.

Unless otherwise indicated, the address for each Dave stockholder listed is: 750 N. San Vicente Blvd. 900W, West Hollywood, CA 90069.

Name and Address of Beneficial Owners	Number of shares of Class A Common Stock	%	Number of shares of Class V Common Stock	%	% of Total Voting Power
Five Percent Holders
Norwest Venture Partners XIV, LP (1)	18,645,614	5.8%	—	—	2.3%
Paras Chitrakar	31,802,210	9.8%	—	—	3.9%
Section 32 Fund 1, LP (2)	98,114,926	30.3%	—	—	12.1%
Current Directors and Named Executive Officers
Jason Wilk	—	—	48,450,639	100%	60.0%
Kyle Beilman (3)	3,310,130	1.0%	—	—	*
Brendan Carroll	—	—	—	—	—
Andrea Mitchell	—	—	—	—	—
Michael Pope	—	—	—	—	—
Dan Preston (4)	772,000	*	—	—	*
All executive officers and directors of the Combined Company as a group (6 individuals)	4,082,130	1.3%	48,450,639	100%	60.1%

*	Less than one percent.
(1)
The general partner of Norwest Venture Partners XIV, L.P. is Genesis VC Partners XIV, LLC. The managing member of Genesis VC Partners XIV, LLC is NVP Associates, LLC. Promod Haque, Jeffrey Crowe and Jon Kossow are
co-chief
executive officers of NVP Associates, LLC. Each of these individuals has shared voting and investment power over the shares held by Norwest Venture Partners XIV, L.P. The address of Norwest Venture Partners XI, L.P. is 525 University Avenue, Suite 800, Palo Alto, CA 94301-1922.

(2)
The general partner of Section 32 Fund 1, LP is Section 32 GP 1, LLC. The general partner of Section 32 Fund 1, LP, may be deemed to have voting and dispositive power over the shares held by Section 32 Fund 1, LP. Investment decisions with respect to the shares held by Section 32 Fund 1, LP are made by the managing member of Section 32 GP 1, LLC, William J. Maris, and, therefore, Mr. Maris may be deemed to be the beneficial ownership of all shares held by Section 32 Fund 1, LP. The address for all entities and individuals affiliated with Section 32 Fund 1, LP is 171 Main St. #671, Los Altos, CA 94022.

(3)	Consists of (a) 2,489,980 shares of Class A Common Stock and (b) 820,150 shares of Class A Common Stock issuable upon exercise of options within 60 days of the Closing Date.
(4)	Consists of 772,000 shares of Class A Common Stock issuable upon exercise of options within 60 days of the Closing Date.
Item 13. Certain Relationships, Related Transactions and Director Independence
Other than compensation and indemnification arrangements for our directors and executive officers, which are described elsewhere in this prospectus, the following is a description of each transaction since January 1, 2018 and each currently proposed transaction in which:

•	we, VPCC or Legacy Dave have been or are to be a participant;

•	the amounts involved exceeded or exceeds $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Repurchase Agreement
Concurrently with the execution of the Merger Agreement, VPCC, Legacy Dave, Mr. Wilk and Kyle Beilman, the Chief Financial Officer of Legacy Dave (“Mr. Beilman” and together with Mr. Wilk, the “Selling Holders”), entered into the Repurchase Agreement, pursuant to which, among other things, VPCC agreed to repurchase a certain number of shares of Common Stock from the Selling Holders (including shares of Class V Common Stock issued to Mr. Wilk in connection with the Transactions), at a purchase price of $10.00 per share, on the business day immediately following the effective time of the Second Merger (the “Repurchase”). The Repurchase was contingent on the amount of cash held in the Company’s Trust Account following (i) the election of eligible holders of shares of VPCC Class A Common Stock to redeem all or a portion of those shares held by such holder at a per-share
price, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to Closing divided by the number of outstanding shares of VPCC Class A Common Stock (the “Share Redemption”), plus (ii) the amount of funds available outside of the Trust Account at the Closing, plus (iii) the proceeds of the PIPE Investment being in excess of $300 million (the “Available Cash”). Because the Available Cash was less than $300 million, the Repurchase did not occur. Mr. Wilk is one of the Company’s current directors and is the Chief Executive Officer, and Kyle Beilman is the Chief Financial Officer and Secretary of the Company.
Stockholder Support Agreement
The Written Consent Parties and certain transferees entered into Support Agreements with VPCC pursuant to which, among other things, each Written Consent Party agreed to (i) vote their Legacy Dave equity interests in favor of the Transactions, including by agreeing to execute a written consent constituting the Requisite Legacy Dave Stockholder Approval within two business days of the registration statement on
Form S-4
becoming effective, and (ii) not transfer their Legacy Dave equity interests prior to the Closing. The Support Agreements were terminated as of the Effective Time of the Business Combination pursuant to the terms thereof.
Investor Rights Agreement and
Lock-Up
Arrangements
In connection with the Closing, the Company, VPC Impact Acquisition Holdings Sponsor III, LLC (the “Sponsor”), Janet Kloppenburg, Peter Offenhauser and Kurt Summers (collectively, the “Prior Independent Directors”, and together with the Sponsor, the “Founder Holders”), and certain holders of Legacy Dave Capital Stock, in each case who received Common Stock pursuant to the Merger Agreement, entered into an investor rights agreement (the “Investor Rights Agreement”) in respect of the shares of Common Stock held by the Founder Holders and such Legacy Dave Stockholders following the Closing. Pursuant to the Investor Rights Agreement, among other things, such holders and their permitted transferees are entitled to certain customary registration rights, including, among other things, demand, shelf and piggy-back rights, subject to cut-back
provisions. Pursuant to the Investor Rights Agreement, the Founder Holders and such Legacy Dave Stockholders agree that they will not sell, transfer, pledge or otherwise dispose of shares of Dave Class A Common Stock, shares of Dave Class V Common Stock or other securities exercisable therefor (as applicable), other than in connection with certain permitted transfers specified in the Investor Rights Agreement, for (i) in respect of the Legacy Dave Stockholders, six months following the Closing (the “Dave Stockholders
Lock-Up”)
or (ii) in respect of the Founder Holders, the earlier of (x) 12 months following the Closing, (y) the date, which is on or after the
150-day
anniversary of the Closing Date on which the Dave Class A Common Stock achieves a trading price of at least $12.00 (as such trading price may be adjusted for any dividend, subdivision, stock split or similar event, and as determined by reference to the volume-weighted average price achieved for at least 20 trading days within any 30 consecutive trading days) for any
30-trading
day period commencing on or after the
150-day
anniversary of the Closing, and (z) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction resulting in all of the stockholders of the Company having the right to exchange their shares of Common Stock for cash, securities or other property.

Pre-Business
Combination Related Party Transactions of VPCC
Financing Agreement
In January 2021, Dave OD, a wholly owned subsidiary of Dave, entered into the Existing Financing Agreement with Victory Park Management, LLC, an affiliate of VPCC, which provides Dave OD with a $100 million senior secured loan facility. Borrowings under the facility bear interest at 6.95% plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. The facility, which contains multiple tranches, allows Dave OD to draw on the facility based upon eligible receivables outstanding and qualified cash. Warrants were also issued by Dave OD in connection with the facility. In November 2021, Dave OD entered into an amendment of the Existing Financing Agreement which added a $20 million credit line which has an interest rate of 8.95% annually, plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%.
As of December 31, 2021, $35.0 million of term loans under the facility were outstanding and $20.0 million had been drawn on the credit line.

Founder Shares
On January 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of Dave in consideration for 6,468,750 Founder Shares. On January 22, 2021, the Sponsor transferred an aggregate of 60,000 Founder Shares to members of VPCC’s board of directors, resulting in the Sponsor holding 6,408,750 Founder Shares. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 124,600 Founder Shares were forfeited and 719,150 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 6,344,150 Founder Shares issued and outstanding prior to the Closing. The Founder Shares were identical to the shares of VPCC Class A Common Stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of VPCC Class B Common Stock which automatically converted into shares of VPCC Class A Common Stock at the time of the Business Combination and are subject to certain transfer restrictions, as described in more detail below.
The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the Business Combination, the closing price of the Dave Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 10 trading days within any
30-trading
day period commencing at least 150 days after the Business Combination and (B) the date following the completion of the Business Combination on which Dave completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Dave Class A Common Stock for cash, securities or other property.
Private Warrants
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased from VPCC an aggregate of 5,100,214 Private Warrants at a price of $1.50 per Private Warrant, or $7,650,320 in the aggregate. Each Private Warrant is exercisable to purchase one share of Dave Class A Common Stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Warrants are non-redeemable
for cash and exercisable on a cashless basis.
These Private Warrants are not exercisable until 30 days after the closing of the Business Combination.
Related Party Notes
On January 14, 2021, the Sponsor issued an unsecured promissory note to VPCC (the “Promissory Note”), pursuant to which VPCC could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public

Offering. The outstanding balance under the Promissory Note of $88,142 was repaid at the closing of the Initial Public Offering on March 9, 2021. Borrowings under the Promissory Note are no longer available.
Administrative Services Agreement
VPCC entered into an agreement, commencing on March 4, 2021, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination, the Company ceased paying these monthly fees. For the period from January 14, 2021 (inception) through December 31, 2021, the Company incurred $100,000 in fees for these services, respectively, of which $90,000 is included in accrued expenses in the accompanying balance sheet as of December 31, 2021. The agreement terminated upon the consummation of the Business Combination.
Pre-Business
Combination Related Party Transactions of Legacy Dave
Promissory Notes and Loan, Pledge and Option Agreements
In connection with early exercises of two option grants, Kyle Beilman, Dave’s Chief Financial Officer and Secretary, executed two promissory notes for the exercise price in January 2018 and March 2020 in the principal amounts of $34,325 and $981,750, respectively. The notes bore interest at 2.0% and 1.53% and were to mature on March 12, 2023 and March 3, 2025 (or earlier upon certain specified events), respectively, and were secured by a pledge of certain shares held by Mr. Beilman.
In August 2019, Legacy Dave entered into loan, pledge, and option agreements with Jason Wilk, its Chief Executive Officer and Director, and Mr. Beilman in connection with loans by Legacy Dave to Mr. Wilk and Mr. Beilman related to the early exercise of stock options. Legacy Dave received
Non-Recourse
Promissory Notes in exchange for these loans and an option which allows Legacy Dave to acquire shares held by these stockholders. The notes were collateralized by a pledge of certain shares held by Mr. Wilk and Mr. Beilman. The entire unpaid principal balance of these loans, together with all accrued but unpaid interest, was due and payable upon the earlier of (i) August 12, 2026; (ii) a liquidity event; or (iii) upon the exercise of the call option by Legacy Dave. These loans carried a stated interest rate of 1.87%, which was compounded annually. The outstanding balance of the loans, inclusive of interest, was approximately $9.9 million, $9.6 million and $9.4 million as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
On January 2, 2022, Legacy Dave exercised its option to repurchase the shares with respect to Mr. Wilk. On January 3, 2022, Legacy Dave exercised its option to repurchase the shares with respect to Mr. Beilman, and each such promissory note was cancelled in consideration for the Repurchase, and the pledged shares were released
.
Lease Agreements
In December 2018, Legacy Dave and PCJW Properties LLC (“PCJW Properties”) entered into a sublease agreement (the “PCJW Sublease”), and in January 2019, Legacy Dave and PCJW Properties entered into a net lease (the “Net Lease”), in each case for commercial office space in Los Angeles, California. Jason Wilk, a Director and Chief Executive Officer of Dave, is a partner at PCJW Properties. Monthly rent under the PCJW Sublease is approximately $5,000, subject to an annual escalation of 4%. The monthly rent under the Net Lease is approximately $19,000, subject to an annual escalation of 5%. During the years ended December 31, 2021, 2020, and 2019, Legacy Dave paid approximately $320,000, $240,000 and $305,000, respectively, under these lease agreements. The Company assumed Legacy Dave’s obligations under the Net Lease and PCJW Sublease.
Right of First Refusal Agreement
In August 2019, Legacy Dave entered into a right of first refusal and co-sale
agreement (the “ROFR and
Co-Sale
Agreement”) with certain Legacy Dave Stockholders including Jason Wilk. Pursuant to the ROFR and
Co-Sale
Agreement, certain parties thereto have agreed to grant Legacy Dave a right of first refusal on certain transfers of

Legacy Dave’s equity securities, with other investors party thereto entitled to a secondary right of first refusal and a right of co-sale
on transfers by other applicable holders, subject to certain exceptions, each in accordance with the terms thereof. The ROFR and
Co-Sale
Agreement were terminated in connection with the Closing of the Business Combination.
Voting Agreement
Legacy Dave is a party to the Founder Holder Agreement, dated as of June 3, 2021, pursuant to which certain Legacy Dave Stockholders, including entities affiliated with Victory Park Management, LLC, which is affiliated with Brendan Carroll, who will serve as a director of the Combined Company, have agreed to vote their shares of Legacy Dave Capital Stock on certain matters, including with respect to the election of directors. This agreement was terminated as of the Effective Time of the Business Combination pursuant to the terms thereof.
Legal Services
The law firm of Mitchell Sandler LLC, of which director nominee Andrea Mitchell is a partner, has provided legal services to Dave for which the firm received payments which exceeded 5% of the firm’s revenues in the past three fiscal years. As a consequence, Ms. Mitchell is not an independent director of Dave following the consummation of the Business Combination.
Indemnification Agreements
The Dave Charter contains provisions limiting the liability of directors, and the Dave Bylaws provide that Dave will indemnify each of its directors to the fullest extent permitted under Delaware law. Our charter documents also provide the Board with discretion to indemnify officers and employees when determined appropriate by the Board.
Dave has entered into indemnification agreements with each of its directors and executive officers. The indemnification agreements provide that Dave will indemnify each of its directors and executive officers against any and all expenses incurred by such director or executive officer because of his or her status as one of Dave’s directors or executive officers, to the fullest extent permitted by Delaware law and our certificate of incorporation and bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, Dave will advance all expenses incurred by its directors and executive officers in connection with a legal proceeding involving his or her status as a director or executive officer. For more information regarding these indemnification agreements, see the section entitled “
Limitation on Liability and Indemnification of Officers and Directors
” in Item 12 of this Annual Report on Form
10-K.
Related Party Transactions Policy
Dave has adopted a new written related party transaction policy. The policy provides that officers, directors, holders of more than 5% of any class of Dave’s voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, will not be permitted to enter into a related-party transaction with Dave without the prior consent of the audit committee, or other independent members of the Board in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for Dave to enter into a transaction with an executive officer, director, principal stockholder or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the audit committee for review, consideration and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.
Item 14. Principal Accountant Fees and Services
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the period from January 14, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $ 186,558 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees. For the period from January 14, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees. For the period from January 14, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees. For the period from January 14, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
Policy on Audit Committee
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Registered Public Accounting Firm
Our audit committee’s policy is to
pre-approve
all audit and permissible
non-audit
services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services.
Pre-approval
is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval,
and the fees for the services performed to date.
Prior to the Business Combination, our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee prior to the Business Combination did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of the pre-Business
Combination audit committee were approved by our board of directors. Since the formation of the pre-Business
Combination audit committee, and on a going-forward basis, the pre-Business
Combination audit committee
pre-approved
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

(1)	Financial Statements . The financial statements listed in the Index to Financial Statements under Part II, Item 8 of this report.

(2)	Financial Statement Schedules . None.

(3)	Exhibits . The following exhibits are filed, furnished or incorporated by reference as part of this report.

Item 16. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of June 7, 2021, by and among VPC Impact Acquisition Holdings III, Inc., Bear Merger Company I Inc., Bear Merger Company II LLC, and Dave Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 10, 2021.)

3.1	Second Amended and Restated Certificate of Incorporation of Dave Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022.)

3.2	Amended and Restated Bylaws of Dave Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022.)

4.1	Specimen Warrant Certificate of the Dave Inc. (incorporated by reference to Exhibit B to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2021.)

4.2	Warrant Agreement, dated March 4, 2021, between Continental Stock Transfer & Trust Company and VPCC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2021).

4.3	Description of Securities

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.2	Investor Rights Agreement, dated as of January 5, 2022, by and among the Company, the Sponsor, Janet Kloppenburg, Peter Offenhauser and Kurt Summers, and certain holders of Legacy Dave Capital Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.3	Lease by and between PCJW Properties LLC and Legacy Dave (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.4	Sublease by and between PCJW Properties LLC and Legacy Dave (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.5†	2021 Equity Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.6†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.7†	Employment Agreement, dated January 3, 2022, by and between Jason Wilk and Dave (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.8†	Employment Agreement, dated January 31, 2022, by and between Kyle Beilman and Dave (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2022).

16.1	Letter to the Securities and Exchange Commission from WithumSmith+Brown, PC, dated January 11, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

Exhibit No.	Description 6

24.1	Power of attorney (included on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The schedules to this Exhibit have been omitted in accordance with Regulation S-K
Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.
†	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022	DAVE INC.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Ricci as his or her attorney-in-fact,
with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form
10-K,
and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact,
or his substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Wilk	Chief Executive Officer and Director ( Principal Executive Officer )	March 25, 2022
Jason Wilk

/s/ Kyle Beilman	Chief Financial Officer ( Principal Financial and Accounting Officer )	March 25, 2022
Kyle Beilman

/s/ Brendan Carroll	Director	March 25, 2022
Brendan Carroll

/s/ Andrea Mitchell	Director	March 25, 2022
Andrea Mitchell

/s/ Michael Pope	Director	March 25, 2022
Michael Pope

/s/ Dan Preston	Director	March 25, 2022
Dan Preston