Form 10-Q
period 2022-03-31
Dave Inc./DE
filed 2022-05-13
CIK 1841408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

DAVE INC.
(Exact name of registrant as specified in its charter)

Delaware	001-40161	86-1481509
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)
750 N. San Vicente Blvd. 900W
West Hollywood, CA 90069
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (844)
857-3283

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	DAVE	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DAVEW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T(§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2of
the Act).    Yes  ☐    No  ☒
As of May 5, 2022, the number of outstanding shares of Dave Inc’s Class A common stock was
 323,539,696

at and the number of outstanding shares of Dave Inc.’s Class V common stock was 48,450,639.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
(this “Form
10-Q”
or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward looking and as such are not historical facts. All statements contained in this Form
10-Q
other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022 (the “Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form
10-Q
may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Form
10-Q
involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

•	the ability of Dave to compete in its highly competitive industry;

•	the ability of Dave to keep pace with the rapid technological developments in its industry and the larger financial services industry;

•	the ability of Dave to manage its growth as a public company;

•	the ability of Dave to protect intellectual property and trade secrets;

•	changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business;

•	the ability to attract or maintain a qualified workforce;

•	level of product service failures that could lead Dave members (“Members”) to use competitors’ services;

•	investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings;

•	the ability to maintain the listing of Dave Class A Common Stock on Nasdaq;

•	the effects of the COVID-19 pandemic, the Russia-Ukraine war or rising inflation on Dave’s business;

•	the possibility that Dave may be adversely affected by other economic, business, and/or competitive factors; and

•	other risks and uncertainties described in this Form 10-Q, including those described under Item 1A, “Risk Factors” of the Annual Report.
We caution you that the foregoing list of judgments, risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements may not be complete. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as required by law, we do not intend to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
You should read this Form
10-Q
with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
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
As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in Part I, Item 1A, “Risk Factors” in the Annual Report, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.
As used in this report, the “Company,” “Dave,” “we,” “us,” “our” and similar terms refer Dave Inc. (f/k/a VPC Impact Acquisition Holdings III, Inc.) and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

Part I — Financial Information
Item 1. Financial Statements
Dave Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands; except share data)

	As of March 31, 2022	As of December 31, 2021
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$23,569	$32,009
Marketable securities	278,265	8,226
Member advances, net of allowance for unrecoverable advances of $16,340 and $11,995 as of March 31, 2022 and December 31, 2021, respectively	61,813	49,013
Prepaid income taxes	1,359	1,381
Deferred issuance costs	—	5,131
Prepaid expenses and other current assets	10,002	4,443

Total current assets	375,008	100,203
Property and equipment, net	849	685
Lease right-of-use assets (related-party of $914 and $970 as of March 31, 2022 and December 31, 2021, respectively)	2,263	2,702
Intangible assets, net	9,090	7,849
Derivative asset on loans to stockholders	—	35,253
Debt facility commitment fee, long-term	117	131
Restricted cash, net of current portion	447	363

Total assets	$387,774	$147,186

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$13,599	$13,044
Accrued expenses	11,609	13,045
Lease liabilities, short-term (related-party of $253 and $243 as of March 31, 2022 and December 31, 2021, respectively)	1,674	1,920
Legal settlement accrual	3,576	3,701
Note payable	—	15,051
Credit facility	20,000	20,000
Convertible debt, current	—	695
Interest payable, convertible notes, current	—	25
Other current liabilities	8,332	1,153

Total current liabilities	58,790	68,634
Lease liabilities, long-term (related-party of $754 and $822 as of March 31, 2022 and December 31, 2021, respectively)	754	970
Debt facility, long-term	35,000	35,000
Convertible debt, long-term	99,949	—
Warrant liabilities	18,720	3,726
Other non-current liabilities	121	119

Total liabilities	213,334	108,449

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 324,245,822 and 297,094,254 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	32	30
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 48,450,639 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively;	5	5
Treasury stock	–—	(5)
Additional paid-in capital	242,135	86,796
Loans to stockholders	–—	(15,192)
Accumulated deficit	(67,732)	(32,897)

Total stockholders’ equity	174,440	38,737

Total liabilities, and stockholders’ equity	$387,774	$147,186

See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating revenues:
Service based revenue, net	$39,268	$32,418
Transaction based revenue, net	3,283	2,008

Total operating revenues, net	42,551	34,426

Operating expenses:
Provision for unrecoverable advances	13,785	3,538
Processing and servicing fees	6,543	5,220
Advertising and marketing	12,204	14,040
Compensation and benefits	17,894	9,384
Other operating expenses	14,798	12,577

Total operating expenses	65,224	44,759

Other (income) expenses:
Interest income	(13)	(70)
Interest expense	1,555	277
Legal settlement and litigation expenses	—	368
Other strategic financing and transactional expenses	961	108
Changes in fair value of derivative asset on loans to stockholders	5,572	(17,146)
Changes in fair value of warrant liabilities	4,065	2,186

Total other (income) expense, net	12,140	(14,277)

Net (loss) income before provision (benefit) for income taxes	(34,813)	3,944
Provision (benefit) for income taxes	22	(8)

Net (loss) income	$(34,835)	$3,952

Net (loss) income per share:
Basic	$(0.10)	$0.00
Diluted	$(0.10)	$0.00
Weighted-average shares used to compute net (loss) income per share
Basic	361,939,372	133,243,614
Diluted	361,939,372	340,910,349
See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2022 (as previously reported)	133,216,940	$9,881	13,326,050	$49,675	3,991,610	$12,617	104,022,678	$0.1	—	$—	—	$—	$14,658	$(15,192)	(5)	$(32,897)	$(33,436)
Retroactive application of recapitalization	(133,216,940)	(9,881)	(13,326,050)	(49,675)	(3,991,610)	(12,617)	(104,022,678)	(0.1)	297,094,254	30	48,450,639	5	72,138	—	—	—	72,173

Balance at January 1, 2022 (as adjusted)	—	—	—	—	—	—	—	—	297,094,254	30	48,450,639	5	86,796	(15,192)	(5)	(32,897)	38,737
Issuance of Class A common stock for stock option exercises	—	—	—	—	—	—	—	—	3,336,683	—	—	—	1,558	—	—	—	1,558
Issuance of Class A common stock pursuant to the PIPE financing	—	—	—	—	—	—	—	—	21,000,000	2	—	—	209,999	—	—	—	210,001
Issuance of Class A common stock pursuant to the Merger Agreement	—	—	—	—	—	—	—	—	8,351,359	1	—	—	(17,020)	—	—	—	(17,019)
Exercise of Series B-1 preferred stock warrants, net of settlement	—	—	—	—	—	—	—	—	450,841	—	—	—	3,365	—	—	—	3,365
Conversion of 2019 convertible notes and accrued interest to Class A common stock	—	—	—	—	—	—	—	—	225,330	—	—	—	720	—	—	—	720
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	(198,505)	—	—	—	(1,588)	—	5	—	(1,583)
Exercise of warrant for Class A common stock	—	—	—	—	—	—	—	—	110	—	—	—	—	—	—	—	—
Stockholder loans interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Exercise of derivative asset and paydown of stockholder loans	—	—	—	—	—	—	—	—	(6,014,250)	(1)	—	—	(44,885)	15,204	—	—	(29,682)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,190	—	—	—	3,190
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,835)	(34,835)

Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	324,245,822	32	48,450,639	5	$242,135	$—	$—	$(67,732)	$174,440

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021 (as previously reported)	133,216,940	$9,881	13,326,050	$49,675	3,991,610	$12,617	100,223,194	$0.1	—	$—	$—	—	$5,493	$(14,764)	$(154)	$(12,904)	$(22,329)
Retroactive application of recapitalization	(133,216,940)	(9,881)	(13,326,050)	(49,675)	(3,991,610)	(12,617)	(100,223,194)	(0.1)	291,948,352	29	48,450,639	5	72,139	—	—	—	72,173

Balance at January 1, 2021 (as adjusted)	—	—	—	—	—	—	—	—	291,948,352	29	48,450,639	5	77,632	(14,764)	(154)	(12,904)	49,844
Issuance of common stock for stock option exercises	—	—	—	—	—	—	—	—	1,427,875	—	—	—	599	—	—	—	599
Stockholder loans interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(68)	—	—	(68)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,690	—	—	—	1,690
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,952	3,952

Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	293,376,227	$29	48,450,639	$5	$79,921	$(14,832)	$(154)	$(8,952)	$56,017

See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	For the Three Months Ended March 31,
	2022	2021

Operating activities
Net (loss) income	$(34,835)	$3,952
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,158	2,812
Provision for unrecoverable advances	13,785	3,538
Changes in fair value of derivative assets	5,572	(17,146)
Changes in fair value of warrant liabilities	4,065	2,186
Stock-based compensation	3,190	1,694
Non-cash interest	(63)	(68)
Non-cash lease expense	(23)	(2)
Changes in fair value of marketable securities	76	(2)
Changes in operating assets and liabilities:
Member advances	(26,585)	4,987
Prepaid income taxes	22	788
Prepaid expenses and other current assets	(4,847)	(497)
Accounts payable	2,489	238
Accrued expenses	(1,039)	1,609
Income taxes payable	—	—
Legal settlement accrual	(125)	—
Other current liabilities	(321)	(1,450)
Other non-current liabilities	2	(23)
Interest payable, convertible notes	—	3

Net cash (used in) provided by operating activities	(37,479)	2,619

Investing activities
Payments for internally developed software costs	(2,258)	(3,298)
Purchase of property and equipment	(228)	(5)
Purchase of marketable securities	(302,115)	(2)
Sale of marketable securities	32,000	3,915

Net cash (used in) provided by investing activities	(272,601)	610

Financing activities
Repayment on line of credit	—	(3,910)
Proceeds from PIPE offering	195,000	—
Proceeds from escrow account, net of redemptions	29,688	—
Payment of issuance costs	(22,944)	(120)
Proceeds from issuance of common stock for stock option exercises	1,563	599
Repurchase of common stock	(1,583)	—
Proceeds from borrowings on convertible debt	100,000	—
Proceeds from borrowings on debt and credit facilities	—	19,000

Net cash provided by financing activities	301,724	15,569

Net (decrease) increase in cash and cash equivalents and restricted cash	(8,356)	18,798
Cash and cash equivalents and restricted cash, beginning of the period	32,372	5,069

Cash and cash equivalents and restricted cash, end of the period	$24,016	$23,867

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to Class A common stock in connection with the reverse recapitalization	$72,173	$—
Recapitalization transaction costs liability incurred	$7,500	$—
Conversion of convertible notes and accrued interest to Class A common stock in connection with the reverse recapitalization	$720	$—
Conversion of B-1 Warrants to Class A common stock in connection with the reverse recapitalization	$3,365	$—
Discharge of PIPE promissory note in connection with the reverse recapitalization	$15,000	$—
Supplemental disclosure of cash (received) paid for:
Income taxes	$(2)	$(776)
Interest	$1,392	$269
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheet with the same as shown in the condensed consolidated statement of cash flows.

Cash and cash equivalents	$23,569	$23,438
Restricted cash	447	429

Total cash, cash equivalents, and restricted cash, end of period	$24,016	$23,867

See accompanying notes to the condensed consolidated financial statements.

Note 1 Organization and Nature of Business
Overview
Dave Inc. (“Dave” or the “Company”), a Delaware corporation, with headquarters located in West Hollywood, California, is a financial services company. Dave was originally incorporated in the State of Delaware on January 14, 2021 as a special purpose acquisition company under the name VPC Impact Acquisition Holdings III, Inc. (“VPCC”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business.
Dave offers a suite of innovative financial products aimed at helping Members improve their financial health. The Company’s budgeting tool helps Members manage their upcoming bills to avoid overspending. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. Dave also helps Members generate extra income for spending or emergencies through Dave’s Side Hustle product, where Dave presents Members with supplemental work opportunities. Through Dave Banking, the Company provides a modern checking account experience with valuable tools for building long-term financial health.
Insights:
As spending and earning dynamics have become more complex over time, the Company offers a personal financial management tool to support Members with budgeting, wherever someone banks. These insights help people to manage their income and expenses between paychecks, helping them to spend and save in a smarter way and avoid liquidity jams that may cause them to overdraft.
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
Side Hustle:
Dave seeks to help Members improve their financial health by presenting new job opportunities to them. Through Dave’s partnership with leading employers Members can quickly submit applications and improve their income with flexible employment. Members have generated more than
$157 million of new income through applications submitted using Dave’s Side Hustle product since it was launched in 2018.
Dave Banking:
Dave offers a full-service digital checking account through its partnership with Evolve Bank and Trust. (“Evolve”), an Arkansas-based, nationally chartered bank owned by Evolve Bancorp Inc. The Company does not have overdraft and minimum balance fees, we allow for early paycheck payment and help Members build credit with their rent and utility payments. Dave Banking Members also have access to Insights and higher ExtraCash limits.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Business Combination
On January 5, 2022 (the “Closing Date”), the Company consummated the previously announced transaction (pursuant to that certain Agreement and Plan of Merger, dated June 7, 2021 (the “Business Combination Agreement”), by and among Dave Inc. (prior to the Mergers (as defined below), hereinafter referred to as “Legacy Dave”), VPCC, Bear Merger Company I Inc., a Delaware corporation and a direct, wholly owned Subsidiaries of VPCC (“First Merger Sub”), and Bear Merger Company II LLC, a Delaware limited liability company and a direct wholly owned Subsidiaries of VPCC (“Second Merger Sub”).
On January 5, 2022, pursuant to the Business Combination Agreement, First Merger Sub merged with and into Legacy Dave (the “First Merger”), with Legacy Dave surviving the First Merger as a wholly owned subsidiary of VPCC (such company, in its capacity as the surviving corporation of the First Merger, the “Surviving Corporation”), immediately followed by the Surviving Corporation merging with and into Second Merger Sub (the “Second Merger”, the Second Merger together with the First Merger, the “Mergers” and the Mergers together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination” or the “Transactions”), with Second Merger Sub (such entity, following the Second Merger, the “Surviving Entity”) surviving the Second Merger as a wholly owned subsidiary of VPCC. Following the Mergers, “VPC Impact Acquisition Holdings III, Inc.” was renamed “Dave Inc.” and the Surviving Entity was renamed “Dave Operating LLC”.
On January 5, 2022, the holders of (a) Legacy Dave capital stock and (b) Legacy Dave’s options to purchase Legacy Dave capital stock pursuant to Legacy Dave’s stock plan (the “Legacy Dave Options”), received aggregate merger consideration, consisting o
f
327,255,618
shares of Class A common stock of the Company, par value
 $0.0001
per share (the “Class A Common Stock”) and 48,450,639 shares of Class V common stock of the Company, par value
 $0.0001
per share (the “Class V Common Stock”, and together with the Class A Common Stock, the “Common Stock”).
The Company’s Class A Common Stock is now listed on the Nasdaq Global Market under the symbol “DAVE”, and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share are listed on Nasdaq under the symbol “DAVEW”. The audited financial statements included in
Dave’s Annual Report on
Form
10-K
filed with the SEC on March 25, 2022 are those of VPCC prior to the consummation of the Business Combination and the name change.
The audited financial statements of Legacy Dave are included in Form 8-K/A filed with the SEC on March 25, 2022 prior to the consummation of the Business Combination and the name change.
Prior to the Business Combination, VPCC neither engaged in any operations nor generated any revenue. Until the Business Combination, based on VPCC’s business activities, VPCC was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The audited Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020 for Legacy Dave were included in Exhibit 99.3 of Amendment No. 1 to the Current Report on Form 8-K (the “Form 8-K/A”) filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022.
COVID-19
There are many uncertainties regarding the current global pandemic involving a novel strain of coronavirus
(“COVID-19”),
and the Company continues to closely monitor the impact of the pandemic on all aspects of the business, including how it has and may in the future impact Members, employees, suppliers, vendors, and business partners. The duration and magnitude of the continuing effects of
COVID-19
on Members remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus, new variants of the virus, the nature of and duration for which preventive measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs, and the type of stimulus measures and other policy responses that the U.S. government may further adopt.
Beginning in March 2020,
Dave’s
business and operations were disrupted by the conditions caused by
COVID-19,
which adversely affected Members’ spending levels and disposable income. Governmental actions such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) helped mitigate the effects of
COVID-19
on Members. In particular, stimulus funds and enhanced unemployment benefits provided under the CARES Act created additional financial support for Members; however, the overall economic conditions and increased levels of unemployment may negatively impact the creditworthiness of Members and could impact the credit risk on the Company’s Advance business. The Company actively monitors the performance of its Advance portfolio and will continue to assess the impact of the
COVID-19
pandemic. At the onset of the pandemic, the Company made some underwriting modifications in response and intend to make additional adjustments to the Company’s
risk management policies as necessary.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 Summary of Significant Accounting Policies
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited.
These unaudited condensed consolidated financial statements do not include all disclosures that are normally included in annual audited financial statements prepared in accordance with U.S. GAAP and should be read in conjunction with the Company’s consolidated financial statements.
The accompanying unaudited (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Current Report on Forms 10-K and 8-K/A, both dated March 24, 2022, that were filed with the Securities and Exchange Commission.
In the opinion of the Company, in addition to the adjustments to record the business combination (the “Business Combination”) between VPCC and Legacy Dave, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows, and stockholders’ equity for the interim periods, but are not necessarily indicative of the results to be anticipated for the full year 2022 or any future period.
Subsequent events are events or transactions that occur after the condensed consolidated balance sheet date, but before condensed consolidated financial statements are available to be issued. The Company recognizes in the condensed consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the condensed consolidated balance sheet, including the estimates inherent in the process of preparing the condensed consolidated financial statements. The Company’s condensed consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the condensed consolidated balance sheet but arose after the condensed consolidated balance sheet date and before the condensed consolidated financial statements were available to be issued.
Retroactive Application of Reverse Recapitalization
As discussed further in
Note 3, The Reverse Recapitalization and Related Transactions
, the Business Combination is accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, the Company recasts its Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity from December 31, 2020 to the Closing Date, the total stockholder’s equity (deficit) within the Company’s Consolidated Balance Sheet as of December 31, 2021 and the weighted average outstanding shares basic and diluted for the year ended December 31, 2021 by applying the recapitalization retroactively.
In addition, the Company recasts the stock class and issued and outstanding number of shares, exercise prices of options and warrants for each balance sheet period presented in these Condensed Consolidated Financial Statements and the accompanying notes.
Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Pursuant to the terms of the Business Combination Agreement, as part of the Closing, all of the issued and outstanding Series A preferred stock Legacy Dave were automatically converted into Legacy Dave common stoc
k at a 1:1 ratio and Series
B-1
and Series
B-2
convertible preferred stock of Legacy Dave were automatically converted into Legacy Dave common stock at a 1:1.033076 ratio, which were all converted again, along with all other issued and outstanding common stock of Legacy Dave, into 342,649,141 shares of Class A Common Stock and Class V Common Stock at an exchange ratio of 1.354387513 (the “Exchange Ratio”). Additionally, each of the Company’s options that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into options for Class A Common Stock and Class V Common Stock equal to the number of the Company’s Common Stock, subject to such options multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such options divided by the Exchange Ratio, with the aggregate amount of shares of Class A Common Stock and Class V Common Stock issuable upon exercise of such options to be 32,078,481.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Operations
Furthermore, based on the retroactive application of the reverse recapitalization to the Company’s Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity, the Company recalculated the weighted average shares for the year ended December 31, 2021. The basic and diluted weighted-average Legacy Dave Common Stock were retroactively converted to Class A Common Stock and Class V Common Stock using the Exchange Ratio to conform to the recast period (see Note 2, Net (Loss) Income Per Share Attributable to Stockholders, for additional information).
Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Balance Sheets
Finally, to conform to the retroactive application of recapitalization to the Company’s Condensed Consolidated Statements of Stockholders’ Equity, the Company reclassified the $9,881 of Legacy Dave Series A convertible preferred stock, $49,675 of Legacy Dave Series
B-1
convertible preferred stock, and the $12,617 of Legacy Dave Series
B-2
convertible preferred stock to the additional
paid-in
capital (“APIC”), less amounts attributable to the par value of the common stock as recast, as of December 31, 2021.
Principles of Consolidation
The Company consolidates financial statements of all entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
Variable Interest Entities
The Company is considered the primary beneficiary of Dave OD, as it has the power over the activities that most significantly impact the economic performance of Dave OD and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant, in accordance with accounting guidance. As a result, the Company consolidated Dave OD and all intercompany accounts have been eliminated.
The carrying value of Dave OD’s assets and liabilities, after elimination of any intercompany transactions and balances, in the unaudited condensed consolidated balance sheet as of March 31, 2022, are as follows:

Assets

Cash and cash equivalents	$15,484
Member advances, net of allowance for unrecoverable advances of $1,827 as of March 31, 2022	46,977
Debt and credit facility commitment fee, current	358
Debt facility commitment fee, long-term	117

Total assets	$62,936

Liabilities
Credit facility	20,000
Debt facility	$35,000

Total liabilities	$55,000

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Use of Estimates
The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the: (i) allowance for unrecoverable advances; (ii) realization of tax assets and estimates of tax liabilities; (iii) valuation of equity securities; (iv) fair value of derivatives; (v) valuation of note payable and (vi) fair value of warrant liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
Service Based Revenue, Net:
Service based revenue, net primarily consists of tips, express processing fees, and subscriptions charged to Members, net of processor costs associated with advance disbursements. Member advances are treated as financial receivables under Accounting Standards Codification (“ASC”) 310 Receivables (“ASC 310”).
The Company encourages but does not contractually require its Members who receive a cash advance to leave a discretionary tip. The Company treats tips as an adjustment of yield to the advances and are recognized over the average term of advances.
Express processing fees apply when a Member requests an expedited cash advance. At the Member’s election, the Company expedites the funding of advance funds within eight hours, as opposed to the customary three business days, of the advance request. Express fees are nonrefundable loan origination fees and are recognized as revenues over the expected contractual term of the advance.
Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the expected contractual term of the advance. Direct origination costs recognized as a reduction of advance-related income during the periods ended March 31, 2022 and 2021, was $0.9 million and $0.9 million, respectively.
The Company accounts for subscriptions in accordance with ASC 606,
Revenue from Contracts with Customers
(“ASC 606”). Under ASC 606, the Company must identify the contract with a Member, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies the performance obligations. The Company’s primary sources of revenue are derived from fees earned on advances, and other financial instruments that are not within the scope of ASC 606. The Company has evaluated the nature of its contracts with Members and determined that further disaggregation of revenue from contracts with Members into categories beyond what is presented in the condensed consolidated statements of operations was not necessary. For revenue sources that are within the scope of Topic 606, the Company fully satisfies its performance obligations and recognizes revenue in the period it is earned as services are rendered. Transaction prices are typically fixed, charged on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC 606 that significantly affects the determination of the amount and timing of revenue from contracts with the Company’s Members. Sources of revenue from contracts with Members that are in the scope of ASC 606 include subscription fees, lead generation fees, and reward program fees.
Subscription fees of $1 are received on a monthly basis from Members who subscribe to the Company’s application. The Company continually fulfills its obligation to each Member over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably as the Member receives and consumes the benefits of the platform throughout the contract period.
Price concessions granted to Members who have insufficient funds when subscription fees are due are forms of variable consideration under the Company’s contracts with Members. For price concessions, the Company has elected, as an accounting policy, to account for price concessions for the month at the end of the reporting month based on the actual amounts of concessions granted as the impact.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Service based revenue also consists of lead generation fees from the Company’s Side Hustle advertising partners. The Company is entitled to receive these lead generation fees when Members use the application to sign up for jobs with the Company’s various partners. Lead generation contracts contain a single performance obligation. Lead generation revenue is recognized at a point in time upon satisfaction and completion of the single performance obligation. The Company also receives cash monthly as part of a rewards program for those Dave debit card Members who choose to spend funds with selected vendors.
The cash received by the Company is recorded as unearned revenue and recognized as revenue as the subscription credits are earned by the Members.
Transaction Based Revenue, Net:
Transaction based revenue, net primarily consists of interchange and ATM revenues from Dave’s Checking Product, net of
ATM-related
fees, and are recognized at the point in time the transactions occur, as the performance obligation is satisfied.
ATM-related
fees recognized as a reduction of transaction based revenue during the periods ended March 31, 2022 and 2021, w ere
$0.1 million and $0.2 million, respectively.
Processing and Servicing Fees
Processor fees consist of fees paid to the Company’s processors for the recovery of advances, tips, processing fees, and subscriptions. These expenses also include fees paid for services to connect Member’s bank accounts to the Company’s application. Except for processing and service fees associated with advance disbursements, which are recorded net against revenue, all other processing and service fees are expensed as incurred.
Cash and Cash Equivalents
The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Restricted Cash
Restricted cash primarily represents cash held at financial institutions that is pledged as collateral for specific accounts that may become overdrawn.
Marketable Securities
Marketable securities consist of a money market mutual fund. The fair value of marketable securities is determined by quoted prices in active markets and changes in fair value are recorded in other (income) expense in the consolidated statements of operations.
Member Advances
Member advances include
non-recourse
cash advances, fees, and tips, net of certain direct origination costs and allowance for unrecoverable advances. Management’s intent is to hold advances until maturity or payoff. Members’ cash advances are treated as financial receivables under ASC 310.
Advances to Members are not interest-bearing. The Company recognizes these advances at the advanced amount and does not use discounting techniques to determine present value of advances due to their short-term average maturity. The consequent discount impact under the imputed interest rate method does not result in a significant impact to the consolidated financial statements.
The Company does not provide modifications to advances.
Allowance for Unrecoverable Advances
The Company maintains an allowance for unrecoverable advances at a level estimated to be adequate to absorb credit losses inherent in outstanding Member advances. Management currently estimates the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors. Interpretations of past cash recovery patterns and projections of future economic conditions involve a high degree of subjectivity. Changes to the allowance have a direct impact on the provision for unrecoverable advances in the condensed consolidated statements of operations.
The Company considers advances over 120 days past due or which become uncollectible based on information available to the Company as impaired. All impaired advances are deemed uncollectible and subsequently written-off
and are a direct reduction to the allowance for unrecoverable advances. Subsequent recoveries of Member advances written-off,
if any, are recorded as a reduction to Member advances when collected, resulting in a reduction to the allowance for unrecoverable advances and a corresponding reduction to the provision for unrecoverable advances expense in the condensed consolidated statements of operations.
Internally Developed Software
Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within Other general and administrative expenses in the condensed consolidated statements of operations. Capitalized costs for the three month periods ended March 31, 2022 and 2021, w ere
approximately $2.3 million and $1.1 million, respectively.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Amortization of internally developed software commences when the software is ready for its intended use (i.e., after all substantial testing is complete). Internally developed software is amortized over its estimated useful life of 3 years. Amortization expense for the three month periods ended March 31, 2022 and 2021, was approximately $1.0 and $0.6 million, respectively.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Property and equipment are recorded at cost and depreciated over the estimated useful lives ranging from 3 to 7 years using the straight-line method. Maintenance and repair costs are charged to operations as incurred and included within other operating expenses in the consolidated statements of operations.
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets, primarily property and equipment and amortizable intangible assets, whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. If the sum of the expected undiscounted future cash flows from an asset is less than the carrying amount of the asset, the Company estimates the fair value of the assets. The Company measures the loss as the amount by which the carrying amount exceeds its fair value calculated using the present value of estimated net future cash flows.
Warrants
The Company reviewed the terms of warrants to purchase its Common Stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its condensed consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in Accounting Standards Codification (“ASC”) Subtopic 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. As the warrants do not meet the conditions for equity classification, they are carried on the consolidated balance sheet as warrant liabilities measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in other income (expense).
Fair Value of Financial Instruments
ASC 820,
Fair Value Measurement
(“ASC 820”), provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$278,265	$—	$—	$278,265

Total assets	$278,265	$—	$—	$278,265

Liabilities
Warrant liabilities—public warrants	$9,294	$—	$—	$9,294
Warrant liabilities—private placement warrants	$—	$—	$9,426	$9,426

Total liabilities	$9,294	$—	$9,426	$18,720

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$8,226	$—	$—	$8,226
Derivative asset on loans to stockholders	—	—	35,253	35,253

Total assets	$8,226	$—	$35,253	$43,479

Liabilities
Warrant liability	$—	$—	$3,726	$3,726
Note payable	—	—	15,051	15,051

Total liabilities	$—	$—	$18,777	$18,777

The Company had no assets and liabilities measured at fair value on a non-recurring
basis as of March 31, 2022 and December 31, 2021.
The Company also has financial instruments not measured at fair value. The Company has evaluated cash and cash equivalents, Member advances, net, restricted cash, accounts payable, and accrued expenses, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The fair value of the debt facility, convertible debt, and line of credit approximate their carrying values.
Marketable Securities:
The Company evaluated the quoted market prices in active markets for its marketable securities and has classified its securities as Level 1. The Company’s investments in marketable securities are exposed to price fluctuations. The fair value measurements for the securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.
Derivative Asset Related to Loans to Stockholders:
In relation to certain loans to stockholders, the Company purchased call options which grant the Company the right to acquire a fixed number of the Company’s Common Stock, held by such stockholders over the exercise period (four years). However, the exercise price per share is not fixed. The approximate $3.273 exercise price per share increases by a nominal amount of approximately $0.005 for each month that lapses from the call option issuance date. As of the date of the Business Combination, the exercise price per share was approximately $3.42. The Company understands that this variability in the exercise price of the call option is tied to the passage of time, which is not an input to the fair value of the Company’s shares per ASC 815,
Derivatives and Hedging
(“ASC 815”). Therefore, the Company does not believe the call option meets the scope exception under ASC 815. As the scope exception is not met, the call option is accounted for as a derivative instrument. Accordingly, the call option was measured at fair value and presented as a derivative asset on loans to stockholders on the Company’s condensed consolidated balance sheets. Interest earned on the non-recourse
promissory notes was reported as interest income and changes in the fair value of the call option were reported as other income or expense in the period incurred. The call option was measured at fair value at the end of each reporting period with change in fair value recorded in earnings. The fair value of the call option as of March 31, 2022 and December 31, 2021, was approximately $0 and $35.3 million, respectively. Upon consummation of the business combination in January 2022, all of the call options related to the Loans to Stockholders were exercised, settling the derivative asset on Loans to Stockholders of $29.7 million and the contra-equity Loans to Stockholders of $15.2 million with APIC being the offsetting entry.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

A roll-forward of the Level 3 derivative asset on loans to stockholders is as follows (dollars in thousands):

Opening value at January 1, 2021	$457
Amendment to loan to stockholder	5
Change in fair value during the year	34,791

Ending value at December 31, 2021	35,253
Change in fair value during the period	(5,572)
Exercise of call option	(29,681)

Ending value at March 31, 2022	$—

The Company used a probability-weighted expected return method (“PWERM”) to weight the indicated call options value determined under the binomial option pricing model to determine the fair value of the call options. The following table presents the assumptions used to value the call options for the year ended December 31, 2021:

Expected volatility	61.5%
Risk-free interest rate	0.2%
Remaining term	3.0 Years
Warrant Liability Related to Debt Facility:
As discussed further in Note 12,
Debit and Credit
Facility
, in January 2021, the Company
issued warrants contemporaneously with a debt facility that met the definition of a derivative under ASC 815. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a loan commitment fees asset. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the warrant liability in the three months ended March 31, 2022, was $0.4 million, which is presented within changes in fair value of warrant liability in the condensed consolidated statements of operations. Immediately prior to the close of the Business Combination, all
,
or
1,664,394 of the vested warrants were exercised and net settled for 450,841 shares of Legacy Dave’s Class A Common Stock pursuant to the terms of the Business Combination.
A roll-forward of the Level 3 warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2021	$—
Initial fair value at the original issuance date	106
Change in fair value during the year	3,620

Ending value at December 31, 2021	3,726
Change in fair value during the year	(361)
Exercise of warrant	(3,365)

Ending value at March 31, 2022	$—

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company used a PWERM to weight the indicated warrant liability value determined under the binomial option pricing model to determine the fair value of the warrant liability. The following table presents the assumptions used to value the warrant liability for the year ended December 31, 2021:

Expected volatility	57.0%
Risk-free interest rate	0.1-0.6%
Remaining term	0.0 - 1.5 Years
Note Payable:
As discussed in Note
10
,
Notes Payable
, the Company has elected to measure the note payable at fair value using the fair value option of ASC
825-10.
The Company identified an embedded derivative related to a convertible feature in its promissory note and in accordance with ASC
815-15-25-1
criterion (b), since the Company has elected to apply the fair value option to the debt embedded features will not be separated from the debt host. The note payable is carried on the Company’s unaudited condensed consolidated balance sheet as a current liability estimated at fair value with changes in fair value reflected in earnings. The Company recorded an unrealized gain of approximately $0.1 million related to the change in fair value of the promissory note for the three months ended March 31, 2022. Upon the Closing of the Business Combination, the
p
romissory
n
ote was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination. Refer to
Note 3
,
The Reverse Recapitalization and Related Transactions
for further details on the closing of the note payable
.
A roll-forward of the Level 3 promissory note is as follows (dollars in thousands):

Opening value at January 1, 2021	$—
Fair value at issuance	14,608
Change in fair value during the year	443

Ending value at December 31, 2021	15,051
Change in fair value during the year	(51)
Discharge of obligation through the issuance of Common Stock	(15,000)

Ending value at March 31, 2022	$—

Public Warrants:
As discussed further in Note
11
, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash
expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnin
gs. The loss related to the change in fair value of the public warrant liability in the three months ended March 31, 2022, was approximately $1.7 million, which is presented within changes in fair value of public warrant liability in the condensed consolidated statements of operations.

A rollfoward table is not necessary here as these Level 1 public warrants have quoted prices in active markets for identical assets or liabilities.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Private Warrants:
As discussed further in Note
11
,
Warrant Liabilities
, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash
expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the private warrant liability in the three months ended March 31, 2022, was approxima tely $2.8 million, which is presented within changes in fair value of private warrant liability in the condensed consolidated statements of operations.
A roll-forward of the Level 3 private warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2022	$—
Initial fair value at the merger date	6,681
Change in fair value during the period	2,745

Ending value at March 31, 2022	$9,426

March 31, 2022
Exercise Price	$11.50
Expected Volatility	43.8%
Risk-free interest rate	2.4%
Remaining term	4.76 years
Dividend yield	0%
There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.
Fair Value of Common Stock
Up until the Closing of the Business Combination in which the Company became publicly traded on Nasdaq, the Company was required to estimate the fair value of the Common Stock underlying the Company’s share-based awards. The fair value of the Common Stock underlying the Company’s stock-based awards was determined, in each case, based on a valuation model as discussed further below, and was approved by the Company’s Board of Directors. The Company’s Board of Directors intends all stock options granted to be exercisable at a price per share not less than the fair value per share of the ordinary share underlying those stock options on the date of grant.
In the absence of a public market for the Common Stock prior to the date of the Business Combination, the valuation of the Common Stock was determined using a market approach, income approach, and subject company transaction method. The allocation of equity value was determined using the option pricing method. The valuation was performed in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.
The Company considered various objective and subjective factors to determine the fair value of its Common Stock as of each grant date, including:

•	Historical financial performance;

•	The Company’s business strategy;

•	Industry information, such as external market conditions and trends;

•	Lack of marketability of the Common Stock;

•
Likelihood of achieving a liquidity event, such as an initial public offering, special-purpose acquisition company (“SPAC”) merger, or strategic sale given prevailing market conditions and the nature and history of the Company’s business;

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

•	Prices, privileges, powers, preferences, and rights of the convertible preferred stock relative to those of the Common Stock;

•	Forecasted cash flow projections for the Company;

•	Publicly traded price of the SPAC;

•	Primary preferred stock financings and secondary common stock transactions of the Company’s equity securities;

•	Lack of marketability/illiquidity of the common stock underlying the Company’s stock-based awards involving securities in a private company; and

•	Macroeconomic conditions.
The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. The probability of a liquidity event and the derived discount rate are significant assumptions used to estimate the fair value of the Common Stock. If the Company had used different assumptions or estimates, the fair value of the Common Stock and the Company’s stock-based compensation expense could have been materially different.
During 2019 and 2020, the Company’s estimated fair value of its Common Stock remained relatively consistent, fluctuating between $0.935 per share as of August 5, 2019 (“August 2019 Valuation”), and $0.981 per share as of August 30, 2020 (“August 2020 Valuation”). The August 2019 Valuation and August 2020 Valuation utilized the income and market approaches in estimating the fair value.
The fair value of the Company’s common stock was estimated to be $0.935 per share as of August 5, 2019 (“August 2019 Valuation”) and $0.981 per share as of August 30, 2020 (“August 2020 Valuation”). In 2021, the Company’s management team first contemplated a SPAC Transaction, which was incorporated in the June 7, 2021 valuation that resulted in a fair value for Dave’s common stock o
f $8.67 per share (“June 2021 Valuation”). The SPAC Transaction was considered in the subsequent valuation performed as of October 6, 2021 that resulted in a fair value for Dave’s common stock of $10.80 per share (“October 2021 Valuation”).
The August 2019 Valuation and August 2020 Valuations were completed prior to the contemplation of the Business Combination, and at the time of these valuations management did not expect a near-term exit. The August 2019 Valuation was performed at the time of the close of Dave’s
Series B-1
and
B-2
preferred equity financings (“Series B Financing”). Since no near-term exit was expected, the August 2019 Valuation was performed using the market approach, specifically the subject company transaction method was performed using a single option pricing model (“OPM”) as the allocation method. As a result, the fair value of the Company’s common stock was inferred from the Series B Financing. The August 2020 Valuation was performed using the market approach, specifically the guideline public company method (“GPCM”) and used a single OPM as the allocation methodology. The GPCM was performed by first considering the Series B Financing’s implied revenue multiple from the August 2019 valuation report, and then was adjusted based on changes in the guideline public company’s multiples since the Series B Financing occurred, with consideration for adjustments based on the Company’s comparative operational performance between the periods.
The June 2021 Valuation and October 2021 Valuation both used the hybrid method, wherein a PWERM incorporated an expected near-term SPAC exit scenario as well as an OPM. The OPM was used to model the value of common stock in a delayed exit/stay private scenario. Total equity values for each scenario management identified were estimated as of the measurement date. The delayed exit/stay private scenario total equity value was estimated using the discounted cash flow method under the income approach and the GPCM under the market approach. The total equity value in the SPAC Transaction scenario included in the June 2021 Valuation was determined based on the expected Business Combination pre-money
valuation. The common stock price per share in the SPAC Transaction scenario included in the October 2021 Valuation was determined based on the publicly traded price of the SPAC as of the valuation date. Management’s estimated probability for each scenario occurring at each valuation date was applied to the respective scenario’s indicated common stock value to arrive at the estimated fair value of common stock.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The increase in the fair value of the Company’s common stock between the August 2019 and August 2020 Valuations, and the June 2021 Valuation and the October 2021 Valuation was predominantly due to the Company’s progress towards completing the Business Combination that was not known or knowable at the earlier valuation dates. As previously discussed, the August 2019 Valuation utilized the Series B financing to determine the value of common stock in a single OPM. The August 2020 Valuation relied upon the GPCM with valuation multiples selected considering the implied multiples at the time of the Series B Financing, with appropriate adjustments to the multiples to account for changes in the Company’s financial and operational performance as well as to reflect changes in the guideline public companies’ multiples and comparative performance, from the close of the Series B financing to the August 2020 valuation date. In early 2021, the Company first contemplated a SPAC Transaction and began taking the necessary steps to prepare for a business combination with VPCC. The necessary steps undertaken to prepare for the Business Combination included meeting with VPCC and investment bankers, discussing timing expectations, and negotiating the preliminary letter of intent with VPCC. As ongoing negotiations related to the Business Combination reflected an increased likelihood of a near-term exit transaction and/or liquidity event, the valuation of Dave’s equity as of the June 2021 Valuation took into consideration the indicated equity value implied by the negotiations as well as the uncertainty inherent in the future key milestones including execution of the Business Combination Agreement and VPCC’s shareholder vote. Similarly, the increase in the common stock value t
o $10.80
per share in the October 2021 Valuation resulted primarily from an increase in the probability of the near-term SPAC Transaction closing and an increase in the value of common stock in that scenario due to the passage of time and an increase in the SPAC’s publicly traded price as compared to the SPAC Transaction’s negotiated
pre-money
valuation. As a result, the increase in Dave’s common stock fair value between the valuation dates resulted directly from both the increase in the
pre-money
valuation and acceleration of the timing of an exit, from the Series B Financing to the Business

Combination.
Concentration of Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member cash advances, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were approximately $
23.5
 million at March 31, 2022 and $31.9 million at December 31, 2021, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated A-1/P-1 or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.
No Member individually exceeded 10% or more of the Company’s Member cash advances balances as of December 31, 2021 and 2020.
Leases
ASC 842, Leases (“ASC 842”) requires lessees to recognize most leases on the consolidated balance sheet with a corresponding right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases are classified as financing or operating which will drive the expense recognition pattern. Lease payments on short-term leases are recognized as expense on a straight-line basis over the lease term.
The Company leases office space under three separate leases, all of which are considered operating leases. One lease includes the option to renew and the exercise of the renewal option is at the Company’s sole discretion. Options to extend or terminate a lease are considered as part of calculating the lease term to the extent that the option is reasonably certain of exercise. The leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Covenants imposed by the leases include letters of credit required to be obtained by the lessee.
The incremental borrowing rate (“IBR”) represents the rate of interest the Company would expect to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. When determinable, the Company uses the rate implicit in the lease to determine the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.
Loans to Stockholders
In 2019, the Company entered into loan, pledge, and option agreements with various employees, who are also stockholders, to provide those employees cash in exchange for non-recourse
promissory notes and call options, which allow the Company to acquire shares held by these stockholders. Following ASC 310, the Company recorded the note as a reduction to shareholders’ equity and will do so until it is repaid, or the associated call option is exercised and the Company reacquires the collateralized shares. Interest earned and accrued on the notes also increases this contra-equity account balance. Upon consummation of the Business Combination in January 2022, all of the call options related to the Loans to Stockholders were exercised and the related loans were settled.
Stock-Based Compensation
Stock Option Awards:
ASC 718, Compensation-Stock Compensation (“ASC 718”), requires the estimate of the fair value of all stock-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Model. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its peer company average volatilities, including industry, stage of life cycle, size, and financial leverage. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. The Company recognizes forfeitures as they occur.
Restricted Stock Awards:
Restricted stock awards (“RSAs”) are valued on the grant date and the fair value of the RSAs is equal to the estimated fair value of the Company’s Common Stock on the grant date. This compensation cost is recognized over the requisite service period. When the requisite service period begins prior to the grant date (because the service inception date occurs prior to the grant date), the Company is required to begin recognizing compensation cost before there is a measurement date (i.e., the grant date). The service inception date is the beginning of the requisite service period. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date shall be based on the fair value of the award at the reporting date. In the period in which the grant is approved, cumulative compensation cost is adjusted to reflect the cumulative effect of the compensation cost based on fair value at the grant date rather than the service inception date. The Company recognizes forfeitures as they occur.
RSAs Issued to Non-Employees:
The Company issues shares of restricted stock to consultants for various advisory and consulting-related services. The Company recognized this expense, measured as the estimated value of the shares issued, as a component of stock-based compensation expense, presented within compensation and benefits in the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2022 and 2021, was approximately $12.2 million and $14.0 million, respectively, and is presented within advertising and marketing in the condensed consolidated statements of operations.
Income Taxes
The Company follows ASC 740,
Income Taxes
(“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more-likely-than-not
that the asset will not be realized.
ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not
that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not,
the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not
threshold, no tax benefit is recorded. The Company has estimated approximately $0.5 million of uncertain tax positions as of both March 31, 2022 and December 31, 2021, related to state income taxes and research tax credits.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized approximately $0.001 million and $0.002 million of interest expense and penalties as a component of income tax expense during the three months ended March 31, 2022 and 2021, respectively. There was approximately $0.008 million and $0.007 million of accrued interest expense and penalties as of March 31, 2022 and December 31, 2021, respectively.
Segment Information
The Company determines its operating segments based on how its chief operating decision makers manage operations, make operating decisions, and evaluate operating performance. The Company has determined that the Chief Operating Decision Maker (“CODM”) is a joint role shared by the Chief Executive Officer and Chief Financial Officer. Based upon the way the CODM reviews financial information and makes operating decisions and considering that the CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, the service-based and transaction-based operations constitute a single operating segment and one reportable segment.
Net (Loss) Income Per Share Attributable to Stockholders
The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of March 31, 2022.
Prior to the consummation of the Business Combination, the Company had five classes of participating securities (Series A preferred stock, par value $0.000001 per share (“Series A Preferred Shares”), Series
B-1
preferred stock, par value $0.000001 per share (“Series
B-1
Preferred Shares”), and Series
B-2
preferred stock, par value $0.000001 per share (“Series
B-2
Preferred Shares”) and, together with the Series A Preferred Shares and the Series
B-1
Preferred Shares, the “Preferred Stock”), unvested Restricted Stock Awards (“RSA”) and early exercised stock options) issued and outstanding as of March 31, 2022 and 2021. The Company used the two-class
method to compute net (loss) income per common share, because it had issued multiple classes of participating securities. The two-class
method requires earnings for the period to be allocated between multiple classes of participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company used the two-class
method to compute net (loss) income per common share. Losses are not attributed to participating securities as holders of Preferred Stock, unvested RSAs, and early exercise stock options are not contractually obligated to share in the Company’s losses.
Basic net (loss) income attributable to holders of Common Stock per share is calculated by dividing net (loss) income attributable to holders of Common Stock by the weighted-average number of shares outstanding, excluding shares issued in relation to unvested RSAs and vested early exercise options funded by non-recourse
notes (refer to Note 1
7

Related-Party Transactions
for further details on the Company’s Loans to Stockholders).
Diluted net (loss) income per share attributable to holders of Common Stock adjusts the basic net (loss) income per share attributable to stockholders and the weighted-average number of shares outstanding for the potentially dilutive impact of stock options, warrants, and restricted stock using the treasury stock method and convertible preferred stock using the as-if-converted
method.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to holders of Common Stock (in thousands, except share data):

	For the Three Months Ended March 31,
	2022	2021
Numerator
Net (loss) income	$(34,835)	$3,952
Less: noncumulative dividend to convertible preferred stockholders	—	(3,952)
Less: undistributed earnings to participating securities	—	—

Net (loss) income attributed to common stockholders—basic	(34,835)	—
Add: undistributed earnings reallocated to common stockholders	—	—

Net (loss) income attributed to common stockholders—diluted	$(34,835)	$—
Denominator
Weighted-average shares of common stock—basic	361,939,372	133,243,614
Dilutive effect of convertible preferred stock		185,833,546
Dilutive effect of equity incentive awards	—	21,833,189

Weighted-average shares of common stock—diluted	361,939,372	340,910,349
Net (loss) income per share
Basic	$(0.10)	$—
Diluted	$(0.10)	$—
The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended March 31,
	2022	2021
Equity incentive awards	58,275	—
Convertible deb t	10,000,000	—
Convertible preferred stock	—	18,048,635
Series B-1 warrants	—	2,333,122

Total	10,058,275	20,381,757

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”).
ASU
2016-13
introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to
maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU
2016-13,
the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for public companies for the fiscal year beginning after December 15, 2019. In February 2020, the FASB issued an amendment providing a description of the measurement process for current expected credit losses. Early adoption is permitted. The Company plans to adopt the standard on January 1, 2023, provided it remains an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

In March 2020, the FASB issued ASU
No. 2020-04,
 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The provisions of this standard are available for election for all companies through December 31, 2022. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements:
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”),
as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU
2019-12
remove certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU
2019-12
also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. This ASU is effective for public companies for annual periods beginning after December 15, 2020. Early adoption is permitted. The Company adopted the standard effective January 1, 2022. The Company has evaluated the effect that the updated standard had on its internal processes, condensed consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its condensed consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”).
The guidance
in ASU 2020-06 simplifies
the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also
simplify the guidance in ASC Subtopic
815-40,
Derivatives and Hedging: Contracts in Entity’s Own Equity
, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted
method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are
effective for public companies for fiscal years beginning after December 15, 2021. The Company adopted the standard effective January 1, 2022 on a modified retrospective approach. The Company has evaluated the effect that the updated standard had on its internal processes, condensed consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its condensed consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU
2020-10,
Codification Improvements
(“Codification”). The update provides incremental improvements on various topics in the Codification to provide clarification, correct errors in, and simplification on a variety of topics. Among other things, the guidance includes presentation disclosures for the amount of income tax expense or benefit related to other comprehensive income. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the standard effective January 1, 2021. The Company has evaluated the effect that the updated standard had on its internal processes, condensed consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its condensed consolidated financial statements and related disclosures.
In May 2021, the FASB
issued ASU 2021-04,
 Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic
470-50),
Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40),
which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2021. The Company adopted the standard effective January 1, 2022. The Company has evaluated the effect that the updated standard had on its internal processes, condensed consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its condensed consolidated financial statements and related disclosures.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 3 The Reverse Recapitalization and Related Transactions
On the Closing Date, the Company consummated the previously announced mergers contemplated by the Business Combination Agreement. In connection with the closing of the Business Combination, the Company changed the name from “VPC Impact Acquisition Holdings III, Inc.” to “Dave Inc.,” and the Surviving Entity operates under the name “Dave Operating LLC.”
Upon the consummation of the Business Combination, in accordance with the terms and conditions of the Business Combination Agreement, all issued and outstanding Legacy Dave common stock was converted into shares of Common Stock at the Exchange Ratio. At closing, VPCC transaction costs of $22.6 million were paid, which reduced the proceeds from VPCC and reduced APIC. Additionally, $5.1 million of the costs were capitalized and included within deferred issuance costs in the consolidated balance sheet for the years ended December 31, 2021, and reduced APIC at closing. The remaining $7.5 million in transaction costs were accrued for at closing. Upon closing the Business Combination, Legacy Dave receiv ed $7.0 million in cash proceeds after transactions costs of $22.6 million were paid and released from VPCC’ trust account, net of redemptions of $224.2 million. At closing, each non-redeemed
outstanding share of Legacy Dave Class A common stock was converted into one share of Class A Common Stock.
Upon consummation of the Business Combination, the shares of Legacy Dave held by Legacy Dave shareholders converted into 342,638,866 shares of Common Stock, including 294,188,227 shares of Class A Common Stock and 48,450,639 shares of Class V Common Stock.
While the legal acquirer in the Business Combination was VPCC, for accounting and financial reporting purposes under U.S. GAAP, Legacy Dave is the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Dave in many respects. Under this method of accounting, VPCC was treated as the “acquired” company. Accordingly, the consolidated assets, liabilities, and results of operations of Legacy Dave became the historical consolidated financial statements of Dave, and VPCC’s assets and liabilities were consolidated with Legacy Dave’s on the Closing Date. Operations prior to the Business Combination are presented as those of Dave in reports subsequent to the Closing Date. The net assets of VPCC were recognized at their carrying value immediately prior to the closing with no goodwill or other intangible assets recorded and were as follows, net of transaction costs (in millions):

Cash	$202.0
Other assets	0.7
Accrued expenses	(0.2)
Warrant liability - public	(7.6)
Warrant liability - private	(6.7)

Net assets acquired	$188.3

Additionally, as part of the recapitalization, 5,392,528 shares of VPCC Class A common stock held by founders of VPCC (the “Founder Holders”) were exchanged with 5,392,528 shares of Dave Class A Common Stock; 1,586,037
(or “Founder Holder Earnout Shares”) of which will be subject to forfeiture if the vesting condition is not met over th
e five year term following the Closing Date as follows:

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Sixty percent (60%) of the Founder Holder Earnout Shares (951,622 Founder Holder Earnout Shares) shall immediately become fully vested and no longer subject to forfeiture upon the occurrence of Triggering Event I, which is defined as the first date on which the Common Share Price is equal to or greater than twelve dollars and fifty cents ($12.50) after the Closing Date, but within the Earnout Period (as defined in the
Business Combination
Agreement); provided, that

(i)
in the event of a change of control pursuant to which Dave Stockholders receive, or have the right to receive, cash, securities or other property attributing a value of at least twelve dollars and fifty cents ($12.50) to each share of Class A Common Stock (as agreed in good faith by the Sponsor and the Board), then Triggering Event I shall be deemed to have occurred and;

(ii)
in the event that, and as often as, the number of outstanding shares of Class A Common Stock is changed by reason of any dividend, subdivision, reclassification, recapitalization, split, combination, exchange or any similar event, then the applicable Common Share
Price (as defined in the
Business
C
ombination
Agreement) threshold (i.e., twelve dollars and fifty cents ($12.50)) will, for all purposes of the
Business Combination
Agreement (and the Founder Holder Agreement), in each case be equitably adjusted to reflect such change; and

The remaining Founder
Holder Earnout Shares (634,415 Founder Holder Earnout Shares) shall immediately become fully vested and no longer subject to forfeiture upon the occurrence of Triggering Event II, which is defined as the first date on which the Common Share Price is equal to or greater than fifteen dollars ($15.00) after the Closing Date, but within the Earnout Period; provided that

(iii)
in the event of a change of control pursuant to which Dave Stockholders receive, or have the right to receive, cash, securities or other property attributing a value of at least fifteen dollars ($15.00) to each share of Class A Common Stock (as agreed in good faith by Sponsor and the Board), then Triggering Event II shall be deemed to have occurred and;

(iv)
in the event that, and as often as, the number of outstanding shares of Class A Common Stock is changed by reason of any dividend, subdivision, reclassification, recapitalization, split, combination, exchange or any similar event, then the applicable Common Share Price threshold (i.e., fifteen dollars ($15.00)) will, for all purposes of the
Business Combination
Agreement (and the Founder Holder Agreement), in each case be equitably adjusted to reflect such change.

The earnout shares were recognized at fair value upon the closing of the Business Combination and classified in stockholders’ equity. Because the Business Combination is accounted for as a reverse recapitalization, the issuance of the Founder Holder Earnout Shares will be treated as a deemed dividend and since Dave does not have retained earnings, the issuance will be recorded within APIC and have a net nil impact on APIC.
Pursuant to the terms of the
Business Combination
Agreement, all of the issued and outstanding Series A, Series
B-1
and Series
B-2
redeemable convertible preferred stock and series A redeemable convertible preferred stock converted into

204,657,950 shares of Legacy Dave common stock immediately prior to the Business Combination. Then, as of the closing of the Business Combination, all outstanding shares of Legacy Dave common stock converted into 342,638,866 shares of Class A Common Stock and Class V Common Stock. Additionally, each of Legacy Dave options and warrants that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into options and warrants for Dave Class A and Class V Common Stock equal to the number of the Company’s common stock, subject to such options or warrants, multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio, with the aggregate amount of shares of Class A Common Stock and Class V Common Stock issuable upon exercise of such options and warrants to be 32,078,481.
Concurrently with the execution of the
Business Combinati
on
 Agreement, VPCC entered into Subscription Agreements (the “Subscription Agreement”) with certain investors (the “Subscription Investors”) pursuant to which the Subscription Investors agreed to purchase, and the Company agreed to sell to the Subscription Investors, an aggregate of 21,000,000 shares of the Class A Common Stock for a purchase price of $10 per share, or an aggregate of $210

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

million in gross cash proceeds (the “PIPE Financing”). On August 17, 2021 Alameda Research, a Subscription Investor agreed to pre-fund
its obligation under the original Subscription Agreement to subscribe for 1,500,000 shares of Class A Common Stock for $15.0 million of the aggregate PIPE Financing subscription amount. On August 17, 2021, Legacy Dave issued a promissory note with a principal amount of $15.0 million to Alameda Research and amended the Subscription Agreement to satisfy Alameda Research’s obligation to pay the $15.0 million purchase price under the Alameda Subscription Agreement by way of a full discharge of Legacy Dave’s obligations to pay the principal under the promissory note. Upon the closing of the Business Combination, the promissory note was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the private placement occurred immediately prior to the closing date.
The number of shares of Common Stock issued immediately following the consummation of the Business Combination were as follows:

	Class A	Class V
Common stock outstanding on December 31, 2021	92,436,304	48,450,639
Common stock activity between December 31, 2021 and January 5, 2022
Exercise of derivative asset and paydown of stockholder loans	(6,014,250)	—
Issuance of Class A common stock for stock option exercises	2,630,557	—
Repurchase of Class A common stock	(198,505)	—

Common stock outstanding prior to the Business Combination	88,854,106	48,450,639
Conversion of preferred stock to Class A common stock	204,657,950	—
Common stock attributable to VPCC	2,958,831	—

Adjustment related to Reverse Recapitalization*	207,616,781	—
Founder Holder s hares	5,392,528	—
Conversion of 2019 convertible notes and accrued interest to Class A common stock	225,330	—
Exercise of Series B-1 preferred stock warrants, net of settlement	450,841	—
Issuance of Class A common stock pursuant to the PIPE financing	21,000,000	—

Total shares of common stock as of closing of Business Combination and related transactions	323,539,586	48,450,639

* The corresponding adjustment to APIC related to the reverse recapitalization was comprised of (i) $188.3 million which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the shares issued over the value of the net monetary assets of VPCC, net of transaction costs and (ii) $72.2 million which represents the conversion of the convertible preferred stock into Dave Class A Common Stock.
There were 32,078,481 New Dave options outstanding immediately after the Business Combination.
Following the Business Combination, New Dave warrants to purcha se 11,444,235 shares of Class A common stock, consisting of (i) 6,344,131 public warrants listed on the Nasdaq and (ii) 5,100,214 private warrants, each with an exercise price of $11.50 per share, remained outstanding.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 4 Marketable Securities
Below is a detail of marketable securities (in thousands):

	March 31, 2022	December 31, 2021
Marketable securities	$278,265	$8,226

Total	$278,265	$8,226

The Company’s marketable securities consisted of investments in a money market mutual fund. At March 31, 2022 and December 31, 2021, the money market instruments were comprised of primarily certificates of deposit and financial company/asset backed commercial paper. At March 31, 2022, the investment portfolio had a weighted-average maturity of 16 days. The fund is publicly traded with a ticker symbol SSPXX and the money market instruments were measured at fair market value at March 31, 2022. At December 31, 2021, the investment portfolio had a weighted-average maturity of 46 days. The fund is publicly traded with a ticker symbol SPPXX and the money market instruments were measured at fair market value at December 31, 2021. Proceeds from sales and purchases of marketable securities during the three months ended March 31, 2022, were approximately $32.0 million and $302.1 million, respectively. Proceeds from sales and purchases of marketable securities during the three months ended March 31, 2021, were approximately $3.9 million and $0.002 million, respectively. The amount of loss recorded in connection with the investment in marketable securities for the three months ended March 31, 2022, was approximately $0.076 million and was recorded as a component of interest expense in the condensed consolidated statements of operations. The amount of gain recorded in connection with the investment in marketable securities for the three months ended March 31, 2022, was approximately $0.002 million and was recorded as a component of interest income in the condensed consolidated statements of operations.
Note 5 Member Cash Advances, Net
Below is a detail of Member cash advances, net as of March 31, 2022 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Unrecoverable Advances	Member Advances, Net
1-10	$48,659	$(1,658)	$47,001
11-30	14,400	(3,812)	10,588
31-60	5,715	(3,554)	2,161
61-90	5,438	(4,086)	1,352
91-120	3,941	(3,230)	711

Total	$78,153	$(16,340)	$61,813
Below is a detail of Member cash advances, net as of December 31, 2021 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Unrecoverable Advances	Member Advances, Net
1-10	$39,910	$(1,313)	$38,597
11-30	8,111	(2,084)	6,027
31-60	4,781	(2,652)	2,129
61-90	3,986	(2,735)	1,251
91-120	4,220	(3,211)	1,009

Total	$61,008	$(11,995)	$49,013
Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for unrecoverable advances.
The roll-forward of the allowance for unrecoverable advances is as follows (dollars in thousands):

Opening allowance balance at January 1, 2022	$11,995
Plus: provision for unrecoverable advances	13,785
Less: amounts written-off	(9,440)

Ending allowance balance at March 31, 2022	$16,340

Opening allowance balance at January 1. 2021	$12,580
Plus: provision for unrecoverable advances	3,538
Less: amounts written-off	(7,675)

Ending allowance balance at March 31, 2021	$8,443

Note 6 Property and Equipment,
n
et
Property and Equipment, Net consisted of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Computer equipment	$916	$664
Leasehold improvements	384	384
Furniture and fixtures	14	14

Total property and equipment	1,314	1,062
Less: accumulated depreciation	(465)	(377)

Property and equipment, net	$849	$685

Depreciation expense for the three months ended March 31, 2022 and 2021, was approximately $0.04 million and $0.09 million, respectively. As of March 31, 2022 the Company had no outstanding commitments for the purchase of property and equipment and as of December 31, 2021, the Company had outstanding commitments for the purchase of property and equipment totaling approximately $0.03 million.
Note 6 Intangible Assets, Net
The Company’s Intangible assets, net consisted of the following (in thousands):

	March 31, 2022				December 31, 2021
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$15,367	$(6,357)	$9,010	$13,109	$(5,342)	$7,767
Domain name	15.0 Years	121	(41)	80	121	(39)	82

Intangible assets, net		$15,488	$(6,398)	$9,090	$13,230	$(5,381)	$7,849

The future estimated amortization expenses as of March 31, 2022, were as follows (in thousands):

2022 (remaining)	$3,269
2023	3,604
2024	2,034
2025	133
2026	8
Thereafter	42

Total future amortization	$9,090

Amortization expense for the three months ended March 31, 2022 and 2021, was approximately $1.0 million and $0.6 million, respectively. No impairment charges were recognized related to long-lived assets for the three months ended March 31, 2022 and 2021.
Note 7 Accrued Expenses
Accrued expenses consisted of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Accrued charitable contributions	5,868	$7,164
Accrued compensation	2,282	1,522
Sales tax payable	1,088	1,208
Accrued professional and program fees	1,494	2,163
Other	877	988

Total	$11,609	$13,045

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Accrued charitable contributions include amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to third parties who use the funds to provide meals to those in need. For the three month periods ended March 31, 2022 and 2021, the Company pledged approximately $1.0 million (unaudited) and $1.2 million (unaudited) related to charitable donations, respectively. These costs are expensed as incurred and are presented within other general and administrative expenses in the condensed consolidated statements of operations.
Accrued compensation includes accrued bonuses and one half of the portion of employer Social Security payroll taxes deferred under the CARES Act. Other accrued expenses include accrued professional fees, legal fees, and accrued banking and program fees.
Note 8 Line of Credit
In November 2017, the Company entered into a line of credit agreement with UBS (the “UBS Agreement”). Issuance costs related to this transaction were not significant. There is no stated maturity date, there are no financial covenants and the amount of line of credit is solely dependent upon the total amount of assets the Company holds with UBS at any given point. During 2021, the Company repaid $3.9 million and the UBS Agreement was terminated in March 2021.
Note 9 Convertible Note Payable
On March 21, 2022, the Company entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd., (the “Purchaser”) owner of FTX US (“FTX”), providing for the purchase and sale of a Convertible Note in the initial principal amount of $
100.0
 million (the “Note”). The Note bears interest at a rate of
3.00
% per year (compounded semiannually), payable semi-annually in arrears on June 30 th
and December 31
st
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

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 10 Note Payable
In August 2021, VPCC entered into an amendment to the private investment in public equity (“PIPE”) subscription agreement (“PIPE Amendment”) it previously entered into with Alameda Research Ventures LLC (“Alameda Research”) in connection with the proposed business combination with the Company (refer to
Note 1,
Organization and Nature of Business
).
The PIPE Amendment called for a $
15.0
 million
pre-funding,
which was facilitated through the issuance of an unsecured promissory note by the Company to Alameda Research during November 2021. The Company’s obligations to repay the principal amount of the promissory note were discharged through the issuance of
1.5
 million shares of VPCC to Alameda Research at the closing of the Business Combination. The promissory note bore an interest rate of the applicable short-term federal rate and was due at the earlier of (i) the one-year
anniversary of the promissory note or (ii) an event of default.
The Company has elected to measure the note payable debt instrument at fair value using the fair value option of ASC
825-10.
The Company determined that the feature to settle the promissory note with shares at the closing of the Business Combination was a contingently exercisable share settled put option that represented an embedded derivative instrument that required bifurcation from the host promissory note. Additionally, the feature to redeem the promissory note upon a default event was a contingently exercisable call option and represented an embedded derivative instrument that required bifurcation from the host promissory note. However, in accordance with ASC
815-15-25-1
criterion (b), since the Company has elected to apply the fair value option to the debt, the embedded features will not be separated from the debt host. The fair value of the
P
romissory
N
ote was $
0
 million (unaudited) and $
15.0
 million as of March 31, 2022 and December 31, 2021, respectively. Upon the closing of the Business Combination, the
p
romissory
n
ote was automatically discharged upon the Company’s issuance of
1,500,000
shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination. Refer to
Note 3
,
The Reverse Recapitalization and Related Transactions
for further details on the closing of the note payable
.
Note 11 Warrant Liabilities
As of March 31, 2022, there were 6,344,021
public warrants (“Public Warrants”) outstanding an
d 5,100,214
private placement warrants (“Private Warrants”) outstanding. The Company determined the warrants do not meet the conditions for equity classification in accordance with ASC 815-40. The Company recorded the Public Warrants and Private Warrants on the condensed consolidated balance sheet as warrant liabilities measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in other income (expense). Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
The Company filed a registration statement covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and the Private Warrants. If the Company’s shares of Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The Public Warrants and the Private Warrants have an exercise price o
f $11.50 per share, subject to adjustments and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
Redemption of Public Warrants when the price per share of Class A Common Stock equals or exceeds

$18.00
:—Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•
upon a minimum of
30
days’ prior written notice of redemption; and if, and only if, the closing price of Class A Common Stock equals or exceeds $
18.00
per share (as adjusted) for any
20
trading days within a
30-trading
day period ending on the
third
trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period.
Redemption of Public Warrants for when the price per share of Class A Common Stock equals or exceed
s $10.00:
 —
Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuance of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.
The Private Warrants are identical to the Public Warrants, except that the Private Placement Warrants will be non-redeemable so long as they are held by VPC Impact Acquisition Holdings Sponsor III, LLC, which was the sponsor of VPCC and an affiliate of certain of VPCC’s officers and directors prior to the Business Combination, (the “Sponsor”) or its permitted transferees. If the Private Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Contemporaneously with the execution of the Debt Facility, the Company issued warrants to the Lenders as consideration for entering into the Debt Facility, representing a loan commitment fee. The warrants vest and become exercisable based on the Company’s aggregated draw on the Debt Facility in incremental $10.0 million tranches and terminate upon the earliest to occur of (i) the fifth anniversary of the occurrence of a qualified financing event and (ii) the consummation of a liquidity event. The holders of the warrants have the ability to exercise their right to acquire a number of common shares equal to 0.2% of the fully diluted equity of the Company as of the closing date (“Equity Closing Date”) of the Company’s next equity financing with proceeds of at least $40.0 million (“Qualified Financing Event”) or immediately prior to the consummation of a liquidity event. The exercise price of the warrants is the greater of (i) 80% of the fair market value of each share of Common Stock at the Equity Closing Date and (ii) $3.752050 per share, subject to certain down-round adjustments. The warrants meet the definition of a derivative under ASC 815 and will be accounted for as a liability at fair value and subsequently remeasured to fair value at the end of each reporting period with the changes in fair value recorded in the condensed consolidated statement of operations. The initial offsetting entry to the warrant liability was an asset recorded to reflect the loan commitment fee. The loan commitment fee asset will be amortized to interest expense over the commitment period of four years. The Company estimated the fair value of the warrants at the issuance date to be $0.1 million using the Black-Scholes option-pricing model. Determining the fair value of these warrants under this model requires subjective assumptions. These estimates involve inherent uncertainties and the application of management’s judgment.
Immediately prior to the close of the Business Combination, all, or
 1,664,394 of the vested warrants were exercised and net settled for 450,841 shares of Legacy Dave’s Class A Common Stock after applying an exchange ratio of 1.354387513 pursuant to the terms of the Business Combination.
Note 12 Debt and Credit Facility
In January 2021, Dave OD Funding I, LLC (“Borrower”) entered into a Senior Secured Loan Facility (the “Debt Facility”) with Victory Park Management, LLC (“Agent”), allowing the Borrower to draw up to $100 million from various lenders associated with Victory Park Management, LLC (the “Lenders”). The Debt Facility has an interest rate of 6.95% annually plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. Interest is payable monthly in arrears. The Debt Facility has certain financial covenants, including a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance of $10.0 million and as of March 31, 2022, the Company was in compliance with all covenants. Payments of the loan draws are due at the following dates: (i) within five business days after the date of receipt by the Borrower and the Company (“Credit Party”) or any of their subsidiaries of any net cash proceeds in excess of $250 thousand in the aggregate during any fiscal year from any asset sales (other than certain permitted dispositions), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (ii) within five business days after the date of receipt by any Credit Party or any of their subsidiaries, or the Agent as

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

loss payee, of any net cash proceeds from any destruction or taking, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (iii) within three business days after the date of receipt by any Credit Party or any of their subsidiaries of any net cash proceeds from the incurrence of any indebtedness of any Credit Party or any of their subsidiaries (other than with respect to permitted indebtedness), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; and (iv) (a) if extraordinary receipts are received by any Credit Party in the aggregate amount in any fiscal year in excess of $250 thousand or (b) if an event of default has occurred and is continuing at any time when any extraordinary receipts are received by any Credit Party, then within five business days of the receipt by any Credit Party of any such extraordinary receipts, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to (x) 100% of such extraordinary receipts in excess of $250 thousand in respect of clause (a) above and (y) 100% of such extraordinary receipts in respect of clause (b) above. As of March 31, 2022 and December 31, 2021, respectively, the Company had drawn $35 million (unaudited) on the Debt Facility and has made no repayments.
In November 2021, Dave OD entered into an amendment of the Debt Facility which added a $20 million credit line (as amended, the “Credit Facility”) which has an interest rate of 8.95% annually plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. As of March 31, 2022 and December 31, 2021, respectively, the Company has drawn $20 million (unaudited) on the Credit Facility and has made no repayments.
Note 13 Commitments and Contingencies
Litigation:
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, management does not believe that any of these proceedings or claims will have a significant adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Stoffers v. Dave Inc. (filed September 16, 2020 in the California Superior Court for the County of Los Angeles)
This is a purported class action lawsuit filed in connection with a July 2020 data breach. The Company is in the process of settling this matter; it estimates the settlement to be approximately $3.2 million and is included with Legal settlement accrual within the condensed consolidated balance sheets for the period ended March 31, 2022 and December 31, 2021.
Martinsek v. Dave Inc (filed January 9, 2020 in the California Superior Court for the County of Los Angeles).
In January 2020, a former employee of the Company filed a complaint in the California Superior Court for the County of Los Angeles against the Company and the Company’s Chief Executive Officer, asserting claims for, among other things, breach of contract, breach of fiduciary duty, conversion, and breach of the implied covenant of good faith and fair dealing. The complaint alleges that the Company and the Chief Executive Officer misappropriated approximately 6.8 million shares (as adjusted for a 10:1 forward stock split in November 2020) by rescinding a stock option agreement and a restricted stock purchase agreement between the Company and the former employee under which such shares were issued and repurchasing the shares. The Company rescinded the agreements for failure of consideration. The Company and the Chief Executive Officer answered, denying all claims and asserting defenses. Discovery has commenced, but no trial date has been set. The Company is vigorously defending against this claim.
Whalerock v. Dave Inc. (filed April 4, 2020 in
the
California Superior Court for the County of Los Angeles)
Whalerock Industries Holding Company, LLC (“Whalerock”) filed an unlawful detainer action against the Company on or about August 4, 2020, which was dismissed by Whalerock on March 18, 2021. On or about March 29, 2021, Whalerock initiated new litigation against the Company seeking declaratory relief. The Company and Whalerock entered into a sublease in May 2020 whereby the Company would sublease certain space from Whalerock located in West Hollywood, California. This matter involves a dispute between the Company and Whalerock over whether the
18-month
sublease has commenced, and if so, when. The Company is actively litigating this matter and cannot estimate the likely outcome at this time.
Note 14 Leases
In November 2018, the Company entered into a sublease agreement with PCJW Properties LLC (“PCJW”), controlled by Company’s founders (including the Company’s current CEO), for general office space next to the aforementioned leased property in Los Angeles, California. The lease term is five years subject to early termination by either party. Under the terms of the sublease, monthly rent is approximately $0.006 million, subject to an annual escalation of 4%.
In January 2019, the Company entered into a lease agreement with PCJW for office space located in Los Angeles, California. The lease term is seven years, beginning January 1, 2019 and ending December 31, 2025. Monthly rent is approximately $0.02 million, subject to an annual escalation of 5%.
In May 2020, the Company entered into a sublease with Whalerock for general office space in West Hollywood, California. Under the terms of the sublease, the lease term is approximately 18 months and the monthly rent is approximately $0.14 million. The Company began utilizing the office space in June 2021.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

All leases were classified as operating and operating lease expenses are presented within other general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Operating lease cost	$503	$137
Short-term lease cost	6	—
Variable lease cost	—	—

Total lease cost	$509	$137

(unaudited) For the Three Months Ended March 31, 2022
Other information:
Cash paid for operating leases	$532
Right-of-use assets obtained in exchange for new operating lease liability	$—
Weighted-average remaining lease term - operating lease	1.96
Weighted-average discount rate - operating lease	10%
The future minimum lease payments as of March 31, 2022, were as follows (in thousands):

Year	(unaudited) Third-Party Commitment	(unaudited) Related-Party Commitment	(unaudited) Total
2022 (remaining)	$1,328	$252	$1,580
2023	148	339	487
2024	—	295	295
2025	—	309	309
Thereafter	—	—	—

Total minimum lease payments	$1,476	$1,195	$2,671

Less: imputed interest	(54)	(189)	(243)

Total lease liabilities	$1,422	$1,006	$2,428

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 15 Convertible Preferred Stock and Stockholders’ Equity
As of March 31, 2022, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
Pursuant to the terms of our amended and restated certificate of incorporation, shares of preferred stock may be issued from time to time in one or more series. The board of directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The board of directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control or the removal of existing management.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Class A and Class V Common Stock:
The Company’s Board of Directors has authorized two classes of common stock, Class A and Class V. As of March 31, 2022, the Company had authorized 500,000,000 and 100,000,000 shares of Class A and Class V Common Stock. As of March 31, 2022, the Company had 324,245,822 and 48,450,639 shares of Class A and Class V Common Stock issued and outstanding, respectively.
Note 16 Stock-Based Compensation
In 2017, the Company’s Board of Directors adopted the Dave Inc. 2017 Stock Plan (the “2017 Plan”). The Plan authorizes the award of stock options, restricted stock, and restricted stock units. The Company has reserved shares of common stock for issuance under the Plan. On January 4, 2022, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was previously approved, subject to stockholder approval, by the Company’s Board of Directors on January 4, 2022. Upon the consummation of the Business Combination with VPCC, the 2017 Plan was terminated and replaced by the 2021 Plan.
On January 4, 2022, the stockholders of the Company considered and approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP was previously approved, subject to stockholder approval, by the Company’s Board of Directors on January 4, 2022. The ESPP became effective immediately upon the completion of the Business Combination with VPCC.
The Company recognized approximately $3.2 million and $1.7 million of stock-based compensation expense arising from stock option and restricted stock grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.
Stock Options:
Management has valued stock options at their date of grant utilizing the Black-Scholes option pricing model. The fair value of the underlying shares was estimated by using a number of inputs, including recent arm’s length transactions involving the sale of the Company’s common stock.
The following table presents the weighted-average assumptions used to value options granted during the three months ended March 31, 2020:

2022: Expected term	6.0 years
Risk-free interest rate	0.9%
Expected dividend yield	0.0%
Expected volatility	60.7%
The Company had no stock options granted during the three months ended March 31, 2022.
Expected term
—The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.
Risk free interest rate
—The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.
Expected dividend yield
—The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.
Expected volatility
—Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The Company identified a group of peer companies and considered their historical stock prices. In identifying peer companies, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.
Activity with respect to stock options is summarized as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding, January 1, 2022	34,709,027	$0.64
Granted	—	$—
Exercised	(3,336,683)	$0.45
Forfeited	(459,787)	$0.66
Expired	(2,595)	$0.69

Options outstanding, March 31, 2022	30,909,962	$0.66

Nonvested options, March 31, 2022	22,213,714	$0.71

Vested and exercisable, March 31, 2022	9,140,656	$0.53

The Company allowed certain stock option holders to exercise unvested options to purchase shares of Common Stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of March 31, 2022 and 2021, 444,408 and 1,009,279 shares of Common Stock were subject to repurchase at weighted-average exercise prices of $0.69 and $0.62, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheets as such shares are considered legally outstanding.
On March 3, 2021, the Company granted the Chief Executive Officer stock options to purchase up to 11,456,061 shares of Common Stock in nine tranches. Each of the nine tranches contain service, market, and performance conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date; however, no compensation charges are recognized until the service, market, and performance conditions are probable, which is upon the completion of a liquidity event, the achievement of specified price targets for each tranche of shares, and continuous employment. Upon the completion of a business combination with VPCC, the performance condition was met and the Company recorded a cumulative stock-based compensation expense as of approximately $1.9 million. The options have a strike price of $0.72 per share. The Company determined the fair value of the options on the grant date to be approximately $10.5 million (unaudited) using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free interest rate, and volatility. Each tranche will vest monthly over a derived service period.
The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 17 Related-Party Transactions
Leasing Arrangements:
During the three months ended March 31, 2022 and 2021, the Company paid approximate ly $0.08 million and $0.08 million, respectively, under lease agreements with PCJW for general office space in Los Angeles, California.
The following is a schedule of future minimum rental payments as of March 31, 2022, under the Company’s sub-lease
for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2022 (remaining)	$252
2023	339
2024	295
2025	309
Thereafter	—

Total minimum lease payments	$1,195

Less: imputed interest	(189)

Total lease liabilities	$1,006

The related-party components of the lease
right-of-use
assets, lease liabilities, short-term, and lease liabilities, long-term, are presented as part of the right-of-use
asset and lease liability on the condensed consolidated balance sheets.
Related-Party Exercise Receivable Promissory Notes:
During 2018, the Company received non-recourse promissory notes from certain employees, which allowed for the early exercise of stock options, with the exercise price to be paid back to the Company at a later date. The notes for approximatel
y $0.1 thousand were secured by a pledge of 1,942,250 shares.

During 2020, the Company received a non-recourse promissory note from a certain executive, which allowed for the early exercise of stock options, with the exercise price to be paid back to the Company at a later date. The note for approximatel
y $1.0 million was secured by a pledge of 1,050,000 shares.

The promissory notes have a term of five years and carry stated interest rates between 1.5% and 2.0%, which are compounded annually.

The amounts due as of March 31, 2022 and December 31, 2021, were approximately $
0
and $
1.1
million, respectively. Prior to the consummation of the Business Combination in January 2022, the promissory notes were repaid.
On January 3, 2022, Legacy Dave entered into an agreement with a certain executive to transfer and sell shares of Legacy Dave common stock to Legacy Dave. A total of 146,565 shares of Legacy Dave’s common stock were repurchased for an aggregate purchase amount of $1.6 million, which resulted in an extinguishment of the related-party exercise receivable promissory notes.
Loans to Stockholders:
In 2019, the Company entered into loan, pledge, and option agreements (“Loans to Stockholders”) with various employees, who are also stockholders, to provide those employees cash in exchange for non-recourse
promissory notes and call options, which allow the Company to acquire shares held by these stockholders. The entire unpaid principal balance of these Loans to Stockholders, together with all accrued but unpaid interest, is due and payable upon the earlier (i) o
f August 12, 2026; (ii) a liquidity event; or (iii) upon the exercise of the call option by the Company. These Loans to Stockholders carry stated interest rates of 1.87%, which are compounded annually. Please refer to Note 2,
Significant Account Policies
Summary of Significant Accounting Policies, for further details on the fair value of the derivative asset related to the Loans to Stockholders. Upon consummation of the
B
usiness
C
ombination in January 2022, all of the call options related to the Loans to Stockholders were exercised and the related loans were settled. The Loans to Stockholders, inclusive of interest, were approximately $0 (unaudited) and $15.2 million as of March 31, 2022 and December 31, 2021, respectively
Note 18 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k)

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.4 million (unaudited) and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022. Actual results may differ materially from those contained in any forward-looking statements. Unless otherwise noted or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Dave Inc. and our consolidated subsidiaries subsequent to the closing of the Business Combination (as defined below).
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
Our prospective Member opportunity is also significant. According to the Financial Health Network, by 2023 approximately 45 million Americans will be “financially vulnerable,” 65 million Americans will be unbanked or underbanked and 185 million Americans will fall into the low or volatile income and credit- challenged category. Given these dynamics, we estimate that our total addressable market consists of between 150 million to 180 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.
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
brand favorability.
We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to rewire the financial system for the everyday person. Since inception and through the date of this
Form 10-Q,
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

Business Combination and Public Company Costs
On January 5, 2022 (the “Closing Date”), we consummated the previously announced mergers contemplated by the Agreement and Plan of Merger, dated as of June 7, 2021 (the “Business Combination Agreement”), by and among VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Dave Inc., a Delaware corporation (“Legacy Dave”), Bear Merger Company I Inc., a Delaware corporation and a direct, wholly owned Subsidiaries of VPCC (“First Merger Sub”), and Bear Merger Company II LLC, a Delaware limited liability company and a direct, wholly owned Subsidiaries of VPCC (“Second Merger Sub”). Pursuant to the Business Combination Agreement, First Merger Sub merged with and into Legacy Dave (the “First Merger”), with Legacy Dave being the surviving corporation of the First Merger (the “Surviving Corporation”), and immediately following the First Merger, the Surviving Corporation merged with and into Second Merger Sub (the “Second Merger,” together with the First Merger, the “Mergers” and the Mergers together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Second Merger Sub being the surviving company of the Second Merger as a wholly owned Subsidiaries of VPCC (the “Surviving Entity”). In connection with the closing of the Business Combination, we changed our name from “VPC Impact Acquisition Holdings III, Inc.” to “Dave Inc.,” and the Surviving Entity operates under the name “Dave Operating LLC.”
While the legal acquirer in the Business Combination Agreement is VPCC, for financial accounting and reporting purposes under accounting principles generally accepted in the United States (“U.S. GAAP”), Legacy Dave is the accounting acquirer, and the Business Combination is accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy Dave in many respects. Under this method of accounting VPCC is treated as the “acquired” company for financial reporting purposes. For accounting purposes, Legacy Dave is deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Legacy Dave (i.e., a capital transaction involving the issuance of stock by VPCC for Dave Capital Stock). Accordingly, the consolidated assets, liabilities and results of operations of Legacy Dave have become the historical consolidated financial statements of the combined company, and VPCC’s assets, liabilities and results of operations have been consolidated with Dave beginning on the Closing Date. Operations prior to the Business Combination are presented as those of Legacy Dave in future reports. The net assets of VPCC have been recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.
The Business Combination generated gross cash proceeds of $217.0 million, including $210.0 million proceeds from the public investment in private equity pursuant to the subscription agreements between the Company and certain investors (the “PIPE Investment”). Total direct and incremental transaction costs aggregated approximately $35.3 million which were recorded to APIC as equity issuance costs.
As a result of the consummation of the Business Combination, we expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, and legal and administrative resources, including increased audit, compliance and legal fees.
Recent Developments
On March 21, 2022, we entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd., owner and operator of FTX US (“FTX Ventures”), pursuant to which, we sold and issued a convertible note in the initial principal amount of $100.0 million (the “Note” and the transactions contemplated by the Purchase Agreement and the Note, the “Transaction”). The Transaction is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act. We intend to use the proceeds from the sale of the Note for working capital and general corporate purposes.
The note bears interest at a fixed rate of 3.00% per year (compounded semi-annually), payable semi-annually in arrears on June 30th and December 31st of each year. Interest may be paid in-kind or in cash, at our option. Forty-eight months (the “Maturity Date”) after the date of the initial issuance of the Note (the “Issuance Date”), we will pay FTX Ventures the sum of (i) the outstanding principal amount of the Note, plus (ii) all accrued but unpaid interest thereon, plus (iii) all expenses incurred by FTX Ventures (the “Redemption Price”). Payment of the Redemption Price on the Maturity Date will constitute a redemption of the Note in whole.
The Note will be convertible into shares of our Class A Common Stock at the option of FTX Ventures, upon delivery on one or more occasions of a written notice to us electing to convert the Note or all of any portion of the outstanding principal amount of the Note. The initial conversion price of the Note is $10.00 per share of Common Stock (the “Conversion Price”). The Conversion Price of the Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. The Note and the shares of Common Stock issuable upon conversion of the Note have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.

Beginning on the twenty-four-month anniversary of the Issuance Date continuing until the Maturity Date, if the closing price of the Common Stock equals or exceeds 175% of the Conversion Price for 20 out of the 30 consecutive trading days ending immediately preceding the delivery of the notice of our election to convert the Note, the Note will be convertible into shares of Common Stock, upon delivery of a written notice to FTX Ventures electing to convert the Note or all or any portion of the outstanding principal amount of the Note.
At any time prior to the Maturity Date, we may, in our sole discretion and upon delivery of a written notice to FTX Ventures electing to prepay the Note, prepay the Note without penalty by paying FTX Ventures 100% of the Redemption Price. Once the Redemption Price has been delivered to FTX Ventures, the Note will be cancelled and retired.
Conversion of the full initial principal amount of the Note would result in the issuance of 10,000,000 shares of Common Stock if converted at $10.00 per share, which amount is subject to increase by any interest paid in kind that is added to the outstanding principal under the terms of the Note.
The Purchase Agreement and Note include customary representations, warranties and covenants and set forth standard events of default upon which the Note may be declared immediately due and payable.
On March 21, 2022, we also entered into a White Label Services Agreement (the “Services Agreement”) with West Realm Shire Services, Inc., d/b/a FTX US (“FTX US”). The Services Agreement allows our customers to establish accounts with FTX US through our platform to place orders for eligible cryptocurrencies and for the settlement of such orders. During the four-year term of the Services Agreement, FTX US will be our exclusive provider of such cryptocurrency services.
COVID-19
Impact
There are many uncertainties regarding the current global pandemic involving a novel strain of coronavirus
(“COVID-19”),
and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it has and may in the future impact our Members, employees, suppliers, vendors, and business partners. The duration and magnitude of the continuing effects of
COVID-19
on our Members remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus, new variants of the virus, the nature of and duration for which preventive measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs, and the type of stimulus measures and other policy responses that the U.S. government may further adopt.
Beginning in March 2020, our business and operations were disrupted by the conditions caused by
COVID-19,
which adversely affected Members’ spending levels and disposable income. Governmental actions such as the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) helped mitigate the effects of
COVID-19
on our Members. In particular, stimulus funds and enhanced unemployment benefits provided under the CARES Act created additional financial support for our Members; however, the overall economic conditions and increased levels of unemployment may negatively impact the creditworthiness of our Members and could impact the credit risk on our Advance business. We actively monitor the performance of our Advance portfolio and will continue to assess the impact of the
COVID-19
pandemic. At the onset of the pandemic, we made some underwriting modifications in response and intend to make additional adjustments to our risk management policies as necessary.
Comparability of Financial Information
Our future results of operations and financial position may not be comparable to historical results as a result of the consummation of the Business Combination.
Key Factors Affecting Operating Results
Our future operating results and cash flows are dependent upon a number of opportunities, challenges and other factors, including Member growth and activity, product expansion, competition, industry trends and general economic conditions.

Member Growth and Activity
We have made significant investments in our platform and our business is dependent on continued Member growth, as well as our ability to offer new products and services and generate additional revenues from our existing members using such additional products and services. Member growth and activity are critical to our ability to increase our scale, capture market share and earn an attractive return on our technology, product and marketing investments. Growth in Members and Member activity will depend heavily on our ability to continue to offer attractive products and services and the success of our marketing and Member acquisition efforts.
Product Expansion
We aim to develop and offer a
best-in-class
financial services platform with integrated products and services that improve the financial wellbeing of our Members. We have invested and continue to make significant investments in the development, improvement and marketing of our financial products and are focused on continual growth in the number of products we offer that are utilized by our Members.
Competition
We face competition from several financial services-oriented institutions. In our reportable segment, as well as in potential new lines of business, we may compete with more established institutions, some of which have more financial resources. We compete at multiple levels, including competition among other financial institutions and lenders in our Advance business, competition for deposits in our Checking Product from traditional banks and digital banking products, competition for subscribers to our financial management tools, and competition with other technology platforms for the enterprise services that we provide. Some of our competitors may at times seek to increase their market share by undercutting pricing terms prevalent in that market, which could adversely affect our market share for any of our products and services or require us to incur higher member acquisition costs.
Key Components of Statements of Operations
Basis of presentation
Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form
10-Q.
Service based revenue, net
Service based revenue, net primarily consists of optional tips, optional express processing fees and subscriptions charged to Members, net of processor-related costs associated with advance disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners as well as fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants.
Transaction based revenue, net
Transaction based revenue, net consists of interchange and ATM revenues from our Checking Product, net of
ATM-related
fees, and are recognized at the point in time the transactions occur, as the performance obligation is satisfied.
Operating expenses
We classify our operating expenses into the following five categories:
Provision for Unrecoverable Advances
The provision for unrecoverable advances primarily consists of an allowance for unrecoverable advances at a level estimated to be adequate to absorb credit losses inherent in the outstanding advances receivable. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors. Changes to the allowance have a direct impact on the provision for unrecoverable advances in the unaudited condensed consolidated statement of operations. We consider advances more than 120 days past due or which become uncollectible based on information available to us as impaired. All impaired advances are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for unrecoverable advances. Subsequent recoveries, if any, of Member advances written-off
are recorded as a reduction to Member advances, resulting in a reduction to the allowance for unrecoverable advances and a corresponding reduction to the provision for unrecoverable advances in the unaudited condensed consolidated statements of operations when collected.

Processing and Servicing Fees
Processing and servicing fees consist of fees paid to our processing partners for the recovery of advances, tips, optional express processing fees and subscriptions. These expenses also include fees paid for services to connect Members’ bank accounts to our application. Except for processing and servicing fees associated with advance disbursements which are recorded net against revenue, all other processing and service fees are expensed as incurred.
Advertising and Marketing
Advertising and marketing expenses consist primarily of fees we pay to our platform partners. We incur advertising and marketing expenses for online, social media and television advertising and for partnerships and promotional advertising. Advertising and marketing expenses are expensed as incurred although they typically deliver a benefit over an extended period of time.
Compensation and Benefits
Compensation and benefits expenses represent the compensation, inclusive of stock-based compensation and benefits, that we provide to our employees and the payments we make to third-party contractors. While we have an in-house
customer service function, we employ third-party contractors to conduct call center operations and handle routine customer service inquiries and support.
Other Operating Expenses
Other operating expenses consist primarily of technology and infrastructure (third-party Software as a Service “SaaS”), commitments to charity, transaction based costs (program expenses, association fees, processor fees, losses from Member-disputed transactions, and fraud), depreciation and amortization of property and equipment and intangible assets, general and recurring legal fees, rent, certain sales tax related costs, office related expenses, public relations costs, professional service fees, travel and entertainment, and insurance. Costs associated with technology and infrastructure, rent, depreciation and amortization of our property and equipment and intangible assets, professional service fees, travel and entertainment, public relations costs, utilities, office-related expenses and insurance technology and infrastructure (third-party subscriptions), depreciation and amortization of property and equipment and intangible assets, general and recurring legal fees, rent, office-related expenses, public relations costs, professional service fees, travel and entertainment and insurance vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.
We expect our operating expenses to increase for the foreseeable future with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.
Other (Income) Expenses
Other (income) expenses consist of interest income, interest expense, legal settlement and litigation expenses, derivative asset fair value adjustments, other strategic financing and transactional expenses, and warrant liability fair value adjustments.
Provision for Income Taxes
Provision for income taxes consists of the federal and state corporate income taxes accrued on income resulting from the sale of our services. On March 27, 2020, the CARES Act was signed into law, which among other things, includes certain income tax provisions for corporations; however, these benefits did not impact our current tax provision.

Results of Operations
Comparison of the Periods Ended March 31, 2022 and 2021

	For the Three Months Ended March 31,		Change
(in thousands, except for percentages)			$	%
	2022	2021	2022/2021	2022/2021
Service based revenue, net
Processing fees, net	$20,978	$17,400	$3,578	21%
Tips	13,948	9,999	3,949	39%
Subscriptions	4,154	4,872	(718)	-15%
Other	188	147	41	28%
Transaction based revenue, net	3,283	2,008	1,275	63%

Total	$42,551	$34,426	$8,125	24%

Operating revenues
Service based revenue, net—
Processing fees, net
Processing fees, net of processor costs associated with advance disbursements, for the three months ended March 31, 2022 were approximately $21.0 million, an increase from approximately $17.4 million for the three months ended March 31, 2021. The increase of approximately $3.6 million, or 21%, was primarily attributable to increases in total advance volume from approximately $277.8 million to approximately $545.1 million along with a higher average advance amount period over period. Processing fees tend to increase as advance volume increases, but may not always trend ratably as processing fees vary depending on the total amount of the advance. Approximately 99% and 98% of Members chose to pay a processing fee to expedite an advance for the three months ended March 31, 2022 and 2021, respectively. The average processing fees paid to expedite these advances were approximately $5.42 and $4.78 per advance, respectively.
Tips
Tips for the three month ended March 31, 2022 were approximately $13.9 million, an increase from approximately $10.0 million for the three months ended March 31, 2021. The increase of approximately $3.9 million, or 39%, was primarily attributable to increases in total advance volume from approximately $277.8 million to approximately $545.1 million period over period. Tips tend to increase as advance volume increases, but may not always trend ratably as tips often vary depending on the total amount of the advance. Approximately 64% and 75% of Members chose to leave a tip for the three months ended March 31, 2022 and 2021, respectively. The average amount of tip Members chose to leave was approximately $6.93 and $4.07 per advance, respectively.
Subscriptions
Subscriptions for the three months ended March 31, 2022 were approximately $4.2 million, a decrease from approximately $4.9 million during the three months ended March 31, 2021. The decrease of approximately $0.7 million, or 15%, was primarily attributable to lower subscription engagement with Members on our platform.
Transaction based revenue, net—
Transaction based revenue, net for the three months ended March 31, 2022 were approximately $3.3 million, an increase from approximately $2.0 million, for the three months ended March 31, 2021. The increase of approximately $1.3 million, or 63%, was primarily attributable to the growth in Members engaging with our Checking Product and corresponding growth in the number of transactions initiated by Members
.

Operating expenses

	For the Three Months Ended March 31,		Change
(in thousands, except for percentages)			$	%
	2022	2021	2022/2021	2022/2021
Provision for unrecoverable advances	$13,785	$3,538	$10,247	290%
Processing and servicing fees	6,543	5,220	1,323	25%
Advertising and marketing	12,204	14,040	(1,836)	-13%
Compensation and benefits	17,894	9,384	8,510	91%
Other operating expenses	14,798	12,577	2,221	18%

Total	$65,224	$44,759	$20,465	46%

Provision for unrecoverable advances—
The provision for unrecoverable advances totaled approximately $13.8 million for the three months ended March 31, 2022, compared to approximately $3.5 million for the three months ended March 31, 2021. The increase of approximately $10.2 million, or 290%, was primarily attributable to increases in provision expense related to Member advances aged over 120 days and those that have become uncollectible based on information available to us of approximately $1.7 million in addition to an increase in provision expense related to Member advances aged 120 days and under of approximately $8.5 million.
The increase in provision expense related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was driven primarily by aged receivables and the increase in advance volume during late 2021. All impaired advances deemed uncollectible are subsequently written-off
and are a direct reduction to the allowance for unrecoverable advances.
The increase in provision expense related to Member advances aged 120 days and under, was primarily attributed to significant increases in advance volume from approximately $277.8 million to approximately $545.1 million for the three months ended March 31, 2021 and 2022, respectively. This resulted in an increase to the allowance for unrecoverable advances and corresponding higher provision for unrecoverable advances expense during the period ended March 31, 2022 as compared to March 31, 2021. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.
Throughout the first three months of 2022, loss and collections experience of Member advances remained steady, however, historical loss and collections experience decreased slightly when compared to historical rates used in 2021 primarily as a result of underwriting modifications made during early 2020 in response to the onset of
COVID-19.
These underwriting modifications primarily consisted of lower advance amounts and stricter eligibility requirements. Any changes to our historical loss and collections experience directly affects the historical loss rates utilized in the calculation of the allowance for uncollectible advances. The changes in the allowance for unrecoverable advances, period over period, has a direct impact on the provision for unrecoverable advances.
For information on the aging of Member advances and a rollforward of the allowance for unrecoverable advances, refer to the tables in Note 5 to our unaudited consolidated financial statements included in this Form
10-Q.
Processing and service fees—
Processing and servicing fees totaled approximately $6.5 million for the period ended March 31, 2022, compared to approximately $5.2 million for the period ended March 31, 2021. The increase of approximately $1.3 million, or 25%, was primarily attributable to the increase in advance volume from $277.8 million to $545.1 million for the three months ended March 31, 2022 and 2021, respectively, offset by volume associated discounts and cost savings due to price reductions from our processors.
Advertising and marketing—
Advertising and marketing totaled approximately $12.2 million for the period ended March 31, 2022, compared to approximately $14.0 million for the period ended March 31, 2021. The decrease of approximately $1.8 million or 13% was primarily attributable to decreased marketing efforts and promotions across various social media platforms and television.
Compensation and benefits—
Compensation and benefits totaled approximately $17.9 million for the period ended March 31, 2022, compared to approximately $9.4 million for the period ended March 31, 2021. The increase of approximately $8.5 million, or 91%, was primarily attributable to the following:

•	an increase in payroll and related costs of approximately $5.6 million, primarily due to hiring and increased headcount throughout the business;

•
an increase in consultants and contractor costs of approximately $1.4 million, primarily due to our need to supplement recruiting efforts, increase IT security, marketing, and augmenting customer service resources; and

•
an increase in stock-based compensation of approximately $1.5 million, primarily due to the cumulative expense related to stock options granted to a certain executive during 2021which achieved certain performance conditions associated with the close of the Business Combination.

Other operating expenses—
Other operating expenses totaled approximately $14.8 million for the period ended March 31, 2022, compared to approximately $12.6 million for the period ended March 31, 2021. The increase of approximately $2.2 million, or 18%, was primarily attributable to the following:

•	an increase in insurance related costs of $1.8 million, primarily related to Director and Officer Insurance premiums;

•
an increase in accounting costs of approximately $0.5 million, primarily related to various audit, tax and Sarbanes Oxley compliance readiness related fees associated with the Business Combination in January 2022;

•
an increase in technology and infrastructure expenses of approximately $1.1 million, primarily due to increased spending to support the growth of our business and development of new products and features;

•	an increase in expenses related to our Checking Product of approximately $1.0 million, primarily attributable to the growth in Members and the number of transactions processed;

•	an increase in legal fees of approximately $0.6 million, primarily due to ongoing litigation, compliance, employment and general corporate related matters;

•	an increase in various administrative fees of approximately $0.5 million primarily due to increases license and fees, travel and entertainment, and company meetings;

•	an increase in depreciation and amortization of $0.5 million, primarily due to equipment purchases for increased headcount and amortization of internally developed software;

•	an increase in rent expense of $0.4 million, due to additional leased office space; offset by

•
a decrease in chargeback related expenses of approximately $4.0 million, primarily due to non-recurring
fraudulent activity in relation to our Checking Product (see “Risk Factors—Risks related to our Business and Industry—Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, reduce the use of our platform and services and may adversely affect our financial position and results of operations.”); and

•	a decrease in charitable contribution expenses of approximately $0.2 million, primarily due to decreased amounts pledged to charitable meal donations related to increased Members’ tips.
Other (income) expense

	For the Three Months Ended March 31,		Change
(in thousands, except for percentages)			$	%
	2022	2021	2022/2021	2022/2021
Interest income	$(13)	$(70)	$57	-81%
Interest expense	1,555	277	1,278	461%
Legal settlement and litigation expenses	—	368	(368)	-100%
Other strategic financing and transactional expenses	961	108	853	790%
Changes in fair value of derivative asset on loans to stockholders	5,572	(17,146)	22,718	-132%
Changes in fair value of warrant liability	4,065	2,186	1,879	86%

Total	$12,140	$(14,277)	$26,417	-185%

Interest expense—
Interest expense totaled approximately $1.6 million for the period ended March 31, 2022, compared to approximately $0.3 million for the period ended March 31, 2021. The increase of approximately $1.3 million, or 461%, was primarily attributable to interest related to the Debt Facility which we entered into during January 2021, and was subsequently amended in November 2021 to include the Credit Facility, along with interest related to the convertible note with FTX Ventures entered into during March 2022.

Legal settlement and litigation expenses—
Legal settlement and litigation expenses totaled approximately $0 for the period ended March 31, 2022, compared to approximately $0.4 million for the period ended March 31, 2021. See “Information About Dave —Legal Proceedings” for more information regarding pending legal actions. The decrease of approximately $0.4 million, or 100%, was primarily attributable to reduced non-recurring settlement and litigation expenses as compared to those expenses recorded during the three months ended March 31, 2021.
Other strategic financing and transactional expenses—
Other strategic financing and transactional expenses totaled approximately $1.0 million for the period ended March 31, 2022, compared to approximately $0.1 million for the period ended March 31, 2021. The increase of approximately $0.9 million, or 790%, was primarily attributable to spending on legal, audit and compliance related expenses associated with the Business Combination during the three months ended March 31, 2022.
Changes in fair value of derivative asset on loans to stockholders—
Changes in fair value of derivative asset on loans to stockholders totaled a charge of approximately $5.6 million for the period ended March 31, 2022, compared to a benefit of $17.1 million for the period ended March 31, 2021. The increase of approximately $22.7 million, or 132%, was primarily attributable to fair value adjustments associated with options issued in connection with loans to stockholders resulting from a decrease in the underlying fair value of our common stock as of the settlement date of the derivative asset compared to the benefit received from the increase in the fair value of our common stock during the three months ended March 31, 2021.
Changes in fair value of warrant liability—
Changes in fair value of warrant liability totaled approximately $4.1 million for the period ended March 31, 2022, compared to $2.2 for the three months ended March 31, 2021. The increase of approximately $1.9 million, or 86%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying common stock price, offset by fair value adjustments associated with certain warrants exercised during the Business Combination.
Provision for income taxes

	For the Three Months Ended March 31,		Change
(in thousands, except for percentages)			$	%
	2022	2021	2022/2021	2022/2021
Provision (benefit) for income taxes	$22	$(8)	$30	-375%

Total	$22	$(8)	$30	-375%

Provision (benefit) for income taxes for the period ended March 31, 2022 increased by approximately $0.03 million or
-375%,
compared to the period ended March 31, 2021. This increase was primarily attributable to a decrease in the federal deferred tax benefit relative to the benefit recognized for the three months ended March 31, 2021.
Non-GAAP
Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP
measures are useful in evaluating our operational performance. We use the following non-GAAP
measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP
financial information, when taken collectively, may be helpful in assessing our operating performance and are more indicative of our operational performance and facilitate an alternative comparison among fiscal periods. These non-GAAP
financial measures are not, and should not be viewed as, substitutes for GAAP reporting measures.
Adjusted EBITDA
“Adjusted EBITDA” is defined as net (loss) income adjusted for interest expense (income), provision (benefit) for income taxes, depreciation and amortization, stock-based compensation and other discretionary items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP
financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring
items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. The reconciliation of net loss to Adjusted EBITDA below should be reviewed and no single financial measure should be relied upon to evaluate our business.
The following table reconciles net (loss) income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Net (loss) income	$(34,835)	$3,952
Interest expense	1,542	207
Provision (benefit) for income taxes	22	(8)
Depreciation and amortization	1,105	598
Stock-based compensation	3,190	1,694
Legal settlement and litigation expenses	—	368
Other strategic financing and transactional expenses	961	108
Changes in fair value of derivative asset on loans to stockholders	5,572	(17,146)
Changes in fair value of warrant liability	4,065	2,186

Total	$(18,378)	$(8,041)

Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the issuance of preferred stock through our Series A and Series B funding rounds, issuances of convertible notes, funds from borrowings under a Senior Secured Loan Facility (the “Debt Facility”) with Victory Park Management, LLC, (as amended in November 2021 to include a $20 million credit line, the “Credit Agreement”), and funds as a result of the Business Combination that took place as on January 5, 2022. As of March 31, 2022 and 2021, our cash and marketable securities balances were approximately $302.3 million and $37.6 million, respectively.
As an early-stage company, the expenses we have incurred since inception are consistent with our strategy and approach to capital allocation. Dave expects to incur net losses in accordance with our operating plan as we continue to expand and improve upon our financial platform.
Our ability to access capital when needed is not assured and, if capital is not available to Dave when, and in the amounts needed, Dave could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.
We believe that our cash on hand following the consummation of the Business Combination, including the net proceeds of VPCC’s cash in trust and the proceeds from the PIPE Investment and any alternative financing, along with the $100 million in cash from the Purchase Agreement with FTX Ventures should be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Form
10-Q
and sufficient to fund our operations. We may raise additional capital through follow-on
public offerings or debt financings. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our research and development efforts. No assurances can be provided that additional funding will be available at terms acceptable to us, if at all. If we are unable to raise additional capital, we may significantly curtail our operations, modify existing strategic plans and/or dispose of certain operations or assets.
Material Cash Requirements
While the effect of
COVID-19
has created economic uncertainty and impacted how we manage our liquidity and capital resources, we intend to continue to invest in people, marketing and user acquisition, technology and infrastructure, and new and existing financial products and programs we believe are critical to meeting our strategic objectives. As growth of our ExtraCash product scales, material cash will be required to fund advances until the point at which those advances are subsequently collected. The amount and timing of these related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change in technology used in our business and our business outlook as a result of the
COVID-19
pandemic. While we expect certain cash outflows for these expenditures will exceed amounts spent in 2021, we expect to fund these cash outflows primarily through our cash flows provided by operating, investing and financing activities.
We may use cash to acquire businesses and technologies. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.
In the normal course of business, we enter into various agreements with our vendors that may subject us to minimum annual requirements. While our contractual commitments will have an impact on our future liquidity, we believe that we will be able to adequately fulfill these obligations through cash generated from operations and from our existing cash balances. Dave does not have any
“off-balance
sheet arrangements,” as defined by the SEC regulations
In response to our remote employee workforce strategy in the U.S., we have not yet closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of less than 1 year to approximately 4 years, subject to renewal options of varying terms, and as of March 31, 2022, we had a total lease liability of approximately $2.4 million. See Note 14—Leases of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our lease liabilities as of March 31, 2022.
We also have certain contractual payment obligations for principal and interest owed under the $100 million delayed draw credit facility of the Credit Facility. Interest payments are required to be made on a monthly basis. At March 31, 2022, $35.0 million of term loans under the Credit Agreement were outstanding and $20.0 million has been drawn on the credit line under the Credit Facility. Additionally, we also have certain contractual payment obligations for interest owed under our Purchase Agreement entered into with FTX Ventures. Interest payments relating to the $100 million convertible note are required to be made on a semi-annual basis. At March 31, 2022, approximately $0.8 million of interest was accrued. For more information on the Purchase Agreement with FTX Ventures, see “ —Recent Developments.”
Cash Flows Summary

Total cash (used in) provided by:	For the Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities	$(37,479)	$2,619
Investing activities	(272,601)	610
Financing activities	301,724	15,569

Net (decrease) increase in cash and cash equivalents and restricted cash	$(8,356)	$18,798

Cash Flows From Operating Activities
We recorded a net loss of approximately $34.8 million for the period ended March 31, 2022, and net income of approximately $4.0 million for the period ended March 31, 2021. We reported negative cash flows from operating activities of approximately $37.5 million and cash flows from operating activities of approximately $2.6 million for the periods ended March 31, 2022 and 2021, respectively.
Net cash used in operating activities for the period ended March 31, 2022 included a net loss of approximately $34.8 million, adjusted for non-cash
items of approximately $1.1 million for depreciation and amortization, approximately $13.8 million for provision for unrecoverable advances, approximately $4.1 million for an increase in warrant liability fair value, approximately $3.2 million for stock-based compensation expense, and approximately $5.6 million for a decrease in derivative asset fair value. Further changes in cash flows from operations included an increase in Member advances of approximately $26.6 million, an increase in prepaid expenses and other current assets of approximately $4.8 million, an increase in accrued expenses of approximately $1.0 million, and a decrease in other current liabilities of approximately $0.3 million. These changes were offset primarily by an increase in accounts payable of approximately $2.5 million.
Net cash used in operating activities for the period ended March 31, 2021 included net income of approximately $4.0 million, adjusted for non-cash
items of approximately $2.8 million for depreciation and amortization, approximately $3.5 million for the provision for unrecoverable advances, approximately $17.1 million for an increase in derivative asset fair value, approximately $2.2 million for an increase in warrant liability fair value, and approximately $1.7 million for stock-based compensation expense. Further changes in cash flows from operations included a decrease in Member advances of approximately $5.0 million, a decrease in prepaid income taxes of approximately $0.8 million, a decrease in accrued expenses of approximately $1.6 million and a decrease in accounts payable of approximately $0.2 million. These changes were offset primarily by a decrease in other current liabilities of approximately $1.5 million and an increase in prepaid expenses and other current assets of approximately $0.5 million.
Cash Flows From Investing Activities
During the period ended March 31, 2022, net cash used in investing activities was approximately $272.6 million. This included the purchase of marketable securities of approximately $302.1 million, the capitalization of internally developed software costs of approximately $2.3 million and the purchase of property and equipment of approximately $0.2 million, offset by the sale of marketable securities of approximately $32.0 million.
During the period ended March 31, 2021, net cash provided by investing activities was approximately $0.6 million. This included the sale of marketable securities of approximately $3.9 million, partially offset by the capitalization of internally developed software costs of approximately $3.3 million.
Cash Flows From Financing Activities
During the period ended March 31, 2022, net cash provided by financing activities was approximately $301.7 million, which consisted of $195.0 million in proceeds from PIPE offering, $100.0 million in proceeds from borrowings related to the Purchase Agreement with FTX Ventures, approximately $29.7 million in proceeds from the Business Combination, net of redemptions and approximately $1.6 million in proceeds from stock option exercises, partially offset by approximately $22.9 million for the payment of costs related to the Business Combination and approximately $1.6 million related to the repurchase of common stock. For more information on the Business Combination and Purchase Agreement with FTX Ventures, see “— Business Combination and Public Company Costs” and “—Recent Developments”, respectively
During the period ended March 31, 2021, net cash provided by financing activities was approximately $15.6 million, which consisted of $19.0 million in debt and credit facility borrowings, offset against approximately $3.9 million of repayments on a line of credit.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the: (i) realization of tax assets and estimates of tax liabilities; (ii) valuation of equity securities; (iii) fair value of derivatives; (iv) valuation of notes payable; (v) fair value of warrant liabilities; and (vi) allowance for unrecoverable advances.
Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 2 in our accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2022 included in this Form
10-Q.
While our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements, we believe that the following accounting policies require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations.
Fair Value of Financial Instruments
We are required to account for certain financial instruments at fair value with changes in fair value reported in earnings and may elect fair value accounting for certain other financial instruments in accordance with U.S. GAAP.
Financial instruments carried at fair value include marketable securities, derivative assets related to loans to stockholders, and warrant liabilities.

We apply the provisions of Financial Accounting Standards Board (“
FASB
”) Accounting Standards Codification (“
ASC
”) ASC 820,
Fair Value Measurements and Disclosures
, which provides a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use the following hierarchy in measuring the fair value of our assets and liabilities, focusing on the most observable inputs when available:

•	Level 1. Quoted prices in active markets for identical assets or liabilities.

•
Level 2. Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3. Valuations are based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
Derivative Asset
We recorded a derivative asset related to the call option on loans to stockholders. The derivative asset was carried at estimated fair value on our unaudited condensed consolidated balance sheets. Changes in the estimated fair value of the derivatives were reported as a loss (gain) on derivatives in the accompanying unaudited condensed consolidated statements of operations. We utilized the binomial option pricing model to compute the fair value of the derivative asset and to mark to market the fair value of the derivative at each balance sheet date. The binomial option-pricing model considers a range of assumptions related to the fair value of common stock (see below Fair Value of Common Stock for further details), volatility, dividend yield and risk-free interest rate. The binomial option pricing model includes subjective input assumptions that can materially affect the fair value estimates. Upon consummation of the business combination in January 2022, all of the call options related to the Loans to Stockholders were exercised and the related loans were settled.
Warrant Liabilities
We recorded a warrant liability associated with the Debt Facility. The warrant liability was carried on our unaudited condensed consolidated balance sheets as a long-term liability estimated at fair value. Changes in the estimated fair value of the warrant liability were reported as a loss (gain) in the accompanying unaudited condensed consolidated statements of operations. We utilized the binomial option-pricing model to compute the fair value and to mark to market the fair value of the warrant liability at each unaudited condensed consolidated balance sheet date. The binomial option-pricing model considers a range of assumptions related to the fair value of common stock (see below Fair Value of Common Stock for further details), volatility, dividend yield and risk-free interest rate. The binomial option pricing model includes subjective input assumptions that can materially affect the fair value estimates. Immediately prior to the close of the Business Combination, all, or 1,664,394 of the vested warrants were exercised and net settled for 450,841 shares of Legacy Dave’s Class A Common Stock after applying an exchange ratio of 1.354387513 pursuant to the terms of the Business Combination.
We also recorded warrant liabilities for both public and private warrants associated with the Business Combination. The warrant liabilities are carried on our unaudited condensed consolidated balance sheets as a long-term liability estimated at fair value. Changes in the estimated fair value of the warrant liability are reported as a loss (gain) in the accompanying unaudited condensed consolidated statements of operations. We utilize the Black-Scholes model to compute the fair value and to mark to market the fair value of the private placement warrant liability at the time of the Business Combination and at each unaudited condensed consolidated balance sheet date. The public warrants were valued using the Black Scholes model and public trading price of the warrants, when available. The Black-Scholes model considers a range of assumptions such as stock price, strike price, volatility, time to maturity, dividend yield and risk-free interest rate. The Black-Scholes pricing model includes subjective input assumptions that can materially affect the fair value estimates.
Note Payable
The Company has elected to measure the note payable debt instrument at fair value using the fair value option of ASC
825-10.
We identified an embedded derivative related to a convertible feature in our promissory note with Alameda Research and in accordance with ASC
815-15-25-1
criterion (b), since we have elected to apply the fair value option to the debt, the Contingently Exercisable Share Settled Put/Call Option and any other embedded features were not be separated from the debt host. The note payable was carried on our consolidated balance sheets as a current liability estimated at fair value with changes in fair value reflected in earnings. We used a market yield approach to determine the fair value of the promissory note. The market yield approach model includes subjective input assumptions that can materially affect the fair value estimates. Upon the Closing of the Business Combination, the Promissory Note was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination.
Fair Value of Common Stock
Up until the Closing of the Business Combination in which the Company became publicly traded on Nasdaq, the Company was required to estimate the fair value of the Common Stock underlying the Company’s share-based awards The fair value of the common stock underlying our stock-based awards was determined, in each case, based on a valuation model as discussed further below, and was approved by our Board of Directors. Our Board of Directors intended all stock options granted to be exercisable at a price per share not less than the fair value per share of the ordinary share underlying those stock options on the date of grant.
In the absence of a public market for our Common Stock prior to the date of the Business Combination, the valuation has been determined using appropriate valuation methodologies in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.
We considered various objective and subjective factors to determine the fair value of our Common Stock as of each grant date, including:

•	Historical financial performance;

•	Our business strategy;

•	Industry information, such as external market conditions and trends;

•	Likelihood of achieving a liquidity event, such as an initial public offering, SPAC merger, or strategic sale given prevailing market conditions and the nature and history of our business;

•	Prices, privileges, powers, preferences and rights of our convertible preferred stock relative to those of Dave Common Stock;

•	Forecasted cash flow projections for Dave’s business;

•	Publicly traded price of the special purpose acquisition company (“SPAC”);

•	Primary preferred stock financings and secondary common stock transactions of our equity securities;

•	Lack of marketability/illiquidity of the common stock underlying our stock-based awards involving securities in a private company; and

•	Macroeconomic conditions.
The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. The probability of a liquidity event, the derived discount rate, and the selected multiples that are applied to our financial statistics are significant assumptions used to estimate the fair value of our common stock. If we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.
During 2019 and 2020, our estimated fair value of our common stock remained relatively consistent before a potential public listing through a business combination with a special purpose acquisition company was first considered in 2021 (“SPAC Transaction”).
The fair value for our common stock was estimated to be $0.935 per share as of August 5, 2019 (“August 2019 Valuation”) and $0.981 per share as of August 30, 2020 (“August 2020 Valuation”). In 2021, our management team first contemplated a SPAC Transaction, which was incorporated in the June 7, 2021 valuation that resulted in a fair value for our common stock of $8.67 per share (“June 2021 Valuation”). The SPAC Transaction was considered in the subsequent valuation performed as of October 6, 2021 that resulted in a fair value for Dave’s common stock of $10.80 per share (“October 2021 Valuation”).

The August 2019 Valuation and August 2020 Valuations were completed prior to the contemplation of the Business Combination, and at the time of these valuations our management did not expect a near-term exit. The August 2019 Valuation was performed at the time of the close of Dave’s
Series B-1
and
B-2
preferred equity financings (“Series B Financing”). Since no near-term exit was expected, the August 2019 Valuation was performed using the market approach, specifically the subject company transaction method was performed using a single option pricing model (“OPM”) as the allocation method. As a result, the fair value of our common stock was inferred from the Series B Financing. The August 2020 Valuation was performed using the market approach, specifically the guideline public company method (“GPCM”) and used a single OPM as the allocation methodology. The GPCM was performed by first considering the Series B Financing’s implied revenue multiple from the August 2019 valuation report, and then was adjusted based on changes in the guideline public company’s multiples since the Series B Financing occurred, with consideration for adjustments based on our comparative operational performance between the periods.
The June 2021 Valuation and October 2021 Valuation both used the hybrid method, wherein a probability-weighted expected return model (“PWERM”) incorporated an expected near-term SPAC exit scenario as well as an OPM. The OPM was used to model the value of common stock in a delayed exit/stay private scenario. Total equity values for each scenario management identified were estimated as of the measurement date. The delayed exit/stay private scenario total equity value was estimated using the discounted cash flow method under the income approach and the GPCM under the market approach. The total equity value in the SPAC Transaction scenario included in the June 2021 Valuation was determined based on the expected Business Combination pre-money
valuation. The common stock price per share in the SPAC Transaction scenario included in the October 2021 Valuation was determined based on the publicly traded price of the SPAC as of the valuation date. Our management’s estimated probability for each scenario occurring at each valuation date was applied to the respective scenario’s indicated common stock value to arrive at the estimated fair value of common stock.
The increase in the fair value of our common stock between the August 2019 and August 2020 Valuations, and the June 2021 Valuation and the October 2021 Valuation was predominantly due to our progress towards completing the Business Combination that was not known or knowable at the earlier valuation dates. As previously discussed, the August 2019 Valuation utilized the Series B financing to determine the value of common stock in a single OPM. The August 2020 Valuation relied upon the GPCM with valuation multiples selected considering the implied multiples at the time of the Series B Financing, with appropriate adjustments to the multiples to account for changes in our financial and operational performance as well as to reflect changes in the guideline public companies’ multiples and comparative performance, from the close of the Series B financing to the August 2020 valuation date. In early 2021, we first contemplated a SPAC Transaction and began taking the necessary steps to prepare for a business combination with VPCC. The necessary steps undertaken to prepare for the Business Combination included meeting with VPCC and investment bankers, discussing timing expectations, and negotiating the preliminary letter of intent with VPCC. As our ongoing negotiations related to the Business Combination reflected an increased likelihood of a near-term exit transaction and/or liquidity event, the valuation of Dave’s equity as of the June 2021 Valuation took into consideration the indicated equity value implied by the negotiations as well as the uncertainty inherent in the future key milestones including execution of the Business Combination Agreement and VPCC’s shareholder vote. Similarly, the increase in the common stock value to $10.80 per share in the October 2021 Valuation resulted primarily from an increase in the probability of the near-term SPAC Transaction closing and an increase in the value of common stock in that scenario due to the passage of time and an increase in the SPAC’s publicly traded price as compared to the SPAC Transaction’s negotiated pre-money
valuation. As a result, the increase in Dave’s common stock fair value between the valuation dates resulted directly from both the increase in the pre-money
valuation and acceleration of the timing of an exit, from the Series B Financing to the Business Combination.
Please refer to Note 2 in our accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2022 included in this Form
10-Q.
Allowance for Unrecoverable Advances
We maintain an allowance for unrecoverable advances at a level estimated to be adequate to absorb credit losses inherent in outstanding Member advances. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors. Interpretations of the nature of volume of the portfolio and projections of future economic conditions involve a high degree of subjectivity. Changes to the allowance have a direct impact on the provision for unrecoverable advances in the unaudited condensed consolidated statement of operations.

We consider advances over 120 days past due or which become uncollectible based on information available to us as impaired. All impaired advances are deemed uncollectible and subsequently written-off
and are a direct reduction to the allowance for unrecoverable advances. Subsequent recoveries of Member advances written-off,
if any, are recorded as a reduction to Member advances when collected, resulting in a reduction to the allowance for unrecoverable advances and a corresponding reduction to the provision for unrecoverable advances expense in the unaudited condensed consolidated statements of operations.
Income Taxes
We follow ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more-likely-than-not
that the asset will not be realized.
ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not
that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not,
the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not
threshold, no tax benefit is recorded. We have estimated approximately $0.5 million of uncertain tax positions as of both March 31, 2022 and 2021, related to state income taxes and research tax credits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. We recognized approximately $0.001 million and $0.002 million of interest expense and penalties as a component of income tax expense during the periods ended March 31, 2022 and 2021, respectively. There was approximately $0.008 million and $0.007 million of accrued interest and penalties as of March 31, 2022 and December 31, 2021, respectively.
We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.
We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at March 31, 2022 and December 31, 2021. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not
that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public
companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying unaudited condensed consolidated financial statements included in this Form
10-Q
for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the periods ended March 31, 2022 and 2021.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd- Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the unaudited condensed consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (1) the last day of the fiscal year (a) following March 4, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common equity that is held by non-affiliates
exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the previous three years.
Recently Issued Accounting Standards
Refer to Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements included in this Form
10-Q
for a discussion of the impact of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
We hold cash and cash equivalents and marketable securities for working capital purposes. We do not have significant exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $302.3 million, consisting of operating, savings and money market accounts which are not materially affected by changes in the general level of U.S. interest rates. Furthermore, all of the Convertible Notes issued by us accrue interest at a fixed rate.
We also have interest rate exposure as a result of our outstanding term loans under the Credit Facility. As of March 31, 2022, the aggregate outstanding principal amounts of the term loans was $35.0 million. The term loans bear interest at an annual rate equal to 6.95% plus a base rate defined as the greater of three-month LIBOR (as of the last day of each calendar month) and 2.55%. The $20 million credit line under the Credit Facility has an interest rate of 8.95% annually plus a base rate defined as the greater of three-month LIBOR and 2.55% (a total of 11.5% as of March 31, 2022). If overall interest rates increase by 100 basis points, our interest expense would not be significantly affected.
Credit Risk
Financial instruments that potentially subject us to credit risk consist of cash, Member advances and deposits. We maintain our cash with major financial institutions. At times, cash account balances with any one financial institution may exceed FDIC insurance limits ($250,000 per depositor per institution). We believe the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to cash. Our payment processors also collect cash on our behalf and will hold these cash balances temporarily until they are settled the next business day. The Member advances are also subject to credit risk. See “
Risk Factors—Risk Related to Our Business and Industry—Our
non-recourse
cash advances expose us to credit
risk of our Members and if our underwriting criteria for making advances is not sufficient to mitigate against this risk, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the cash advance they receive
.”
Inflation Risk
Historically, inflation did not have a material effect on our business, results of operations, or financial condition. During 2021, inflation has begun to increase. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation and for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report”).
Previously Identified Material Weaknesses
In connection with the audit of our consolidated financial statements for the years ended December 31, 2021 and 2020 material weaknesses in our internal control over financial reporting were identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For more information concerning the material weaknesses identified, see section titled “
Risk Factors—Dave identified material weaknesses in its internal control over financial reporting in its audited financial statements for the years ended
December 31, 2021 and 2020 and if Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price
.” included in our Annual Report.
Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2022 were not effective, and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Form
10-Q
fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, please see Note 13 Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this report.
From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in in our Annual Report for the year ended December 31, 2021 filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below.
The issuance of shares of our Common Stock pursuant to our Note may result in significant dilution to our stockholders.
On March 21, 2022, Dave entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd., owner and operator of FTX US (the “Purchaser”), providing for the purchase and sale of a Convertible Note in the initial principal amount of $100.0 million (the “Note”). The conversion of the Note could result in the issuance of a significant number of shares of our Common Stock. Currently, the $100.0 million principal amount of the Note is convertible, at the option of the Purchaser, at a price of $10.00 per share, which would result in the issuance of 10,000,000 shares of Common Stock upon its conversion in full. The Conversion Price of the Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. Conversion of the full initial principal amount of the Note would result in the issuance of 10,000,000 shares of Common Stock if converted at $10.00 per share, which amount is subject to increase by any interest paid in kind that is added to the outstanding principal under the terms of the Note.
Any conversion of the Note may result in significant dilution to our stockholders and could negatively impact the trading price of our Common Stock.
The Purchaser has certain additional rights upon an event of default under the Note, which could harm our business, financial condition, and results of operations and could require us to reduce or cease or operations.
Under the Note, the Purchaser has certain rights upon an event of default. In the event of any event of default, the Company must accelerate its payment of the principal amount of the Note and must pay all reasonable attorneys’ fees and costs incurred by the Purchaser in enforcing its rights under the Note and collecting any amounts due and payable under the Note. The exercise of these rights upon an event of default could substantially harm our financial condition, substantially dilute our other shareholders and force us to reduce or cease operations and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibits designated by an asterisk (*) are filed herewith and those designated by two asterisks (**) are furnished herewith; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 7, 2021, by and among VPC Impact Acquisition Holdings III, Inc., Bear Merger Company I Inc., Bear Merger Company II LLC, and Dave Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 10, 2021.)

3.1	Second Amended and Restated Certificate of Incorporation of Dave Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022.)

3.2	Amended and Restated Bylaws of Dave Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022.)

4.1	Convertible Note, dated March 21, 2022, by and between Dave Inc. and FTX Ventures Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2022).

10.10	Convertible Note Purchase Agreement, dated March 21, 2022, by and between the Company and FTX Ventures Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2022).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from this quarterly report on Form
10-Q
for the fiscal quarter ended March 31, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dave Inc.

Dated: May 13, 2022	/s/ Jason Wilk
Jason Wilk
Chief Executive Officer and Director

Dated: May 13, 2022	/s/ Kyle Beilman
Kyle Beilman
Chief Financial Officer