Form 10-Q/A
period 2022-03-31
Dave Inc./DE
filed 2022-08-22
CIK 1841408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
1265 South Cochran Avenue
Los Angeles
,
 CA 90019
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

EXPLANATORY NOTE
Dave Inc. (the “Company”) is filing this unaudited Amendment No. 1 (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2022 (the “Original Form 10-Q”). The purpose of this Amendment No. 1 is to restate the Company’s previously issued unaudited interim condensed consolidated financial statements for the three months ended March 31, 2022 contained in the Original Form 10-Q (the “Restatement”) and updated related disclosures as described below. See Note 2 - Restatement of Previously-Issued Financial Statements in this Amendment No. 1 for additional information. On August 12, 2022, the Company filed a Current Report on Form 8-K, disclosing that the financial statements
included in the Original Form 10-Q should not be relied upon.
Restatement Background
In connection with the preparation of the unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2022, the Company reevaluated the accounting treatment of the Company’s member advances within the Company’s statements of cash flows and concluded that cash flows from the principal portion of member advances should be included as an investing activity as opposed to an operating activity, resulting in an overstatement of the cash flows used in operating activities and an understatement of the cash flows from investing activities as of and for the years ended December 31, 2021 and December 31, 2020 (the “Audited Financials Relevant Periods”). Upon further review, the Company determined to correct the treatment of the principal portion of member advances by classifying them as an investing activity instead of operating activity in the statement of cash flows for the Audited Financials Relevant Periods and in the statements of cash flows in the unaudited financial statements included in the Original Form 10-Q.
Additionally, in connection with the preparation of the unaudited consolidated financial statements and related disclosures for the quarter ended June 30, 2022, the Company reevaluated the accounting treatment of certain previously disclosed earnout arrangements in connection with the Company’s business combination pursuant to the Agreement and Plan of Merger, dated June 7, 2021, by and among Dave Inc., VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Bear Merger Company I Inc., and Bear Merger Company II LLC (the “Business Combination Agreement”). The Business Combination Agreement provided for the issuance of 1,586,037 shares (the “Earnout Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), to VPC Impact Acquisition Holdings Sponsor III, LLC, which is the sponsor of VPCC, and the independent directors of VPCC prior to the completion of the business combination, subject to potential forfeiture such that 60% of the Earnout Shares will be fully vested and no longer subject to forfeiture in the event that the Class A Common Stock achieves a trading price of at least $12.50 per share, and 40% of the Earnout Shares will be fully vested and no longer subject to forfeiture in the event that the Class A Common Stock achieves a trading price of at least $15.00 per share (in each case, determined by reference to the volume-weighted average price achieved for at least 20 trading days within any 30 consecutive trading days) prior to June 7, 2026. The Earnout Shares were recognized at fair value upon the closing of the business combination and classified in stockholders’ equity.
On August 9, 2022, the Company, in consultation with the Audit Committee, reached a determination that the unaudited consolidated financial statements presented in the Original Form 10-Q improperly assessed the accounting treatment of the Earnout Shares by classifying them as stockholders’ equity rather than as a liability, resulting in a reclassification of the Earnout Shares along with a non-cash fair value adjustment during the three months ended March 31, 2022 (the “Relevant Earnout Period”). Upon further review, the Company determined to correct the treatment of the Earnout Shares by reclassifying them as a liability measured at fair value and recording a non-cash fair value adjustment for the Relevant Earnout Period.
Internal Control and Disclosure Controls
In the Original Form 10-Q, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 as a result of the material weaknesses identified its Annual Report for the years ended December 31, 2021 and 2020 filed with the SEC on March 25, 2022 (the “2021 Annual Report”). The Company’s management has concluded again that as a result of the material weaknesses described in its 2021 Annual Report, the errors in accounting treatment described above and further herein and the material weaknesses described herein, the Company’s disclosure controls and procedures were not effective as of March 31, 2022.
Items Amended in this Amendment No. 1
The Company is filing this Amendment No. 1 to amend and restate the Original Form 10-Q with modifications as necessary to reflect the Restatement. The following items have been amended to reflect the Restatement:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4, Controls and Procedures

•	Part II, Item 1, Risk Factors

•	Part II, Item 6, Exhibits and Signatures
Certain renumbering of, and cross-reference updates, to, the notes to the condensed consolidated financial statements have also been made. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications of its President and Chief Executive Officer and its Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1.
Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the
Original
Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

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
	(unaudited)
	(As Restated)
Assets

Current assets:
Cash and cash equivalents	$23,569	$32,009
Marketable securities	278,265	8,226
Member advances, net of allowance for unrecoverable advances of $16,340 and $11,995 as of March 31, 2022 and December 31, 2021, respectively	61,813	49,013
Prepaid income taxes	1,359	1,381
Deferred issuance costs	—	5,131
Prepaid expenses and other current assets	10,002	4,443

Total current assets	375,008	100,203
Property and equipment, net	849	685
Lease right-of-use assets (related-party of $914 and $970 as of March 31, 2022 and December 31, 2021, respectively)	2,263	2,702
Intangible assets, net	9,090	7,849
Derivative asset on loans to stockholders	—	35,253
Debt facility commitment fee, long-term	117	131
Restricted cash, net of current portion	447	363

Total assets	$387,774	$147,186

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$13,599	$13,044
Accrued expenses	11,609	13,045
Lease liabilities, short-term (related-party of $253 and $243 as of March 31, 2022 and December 31, 2021, respectively)	1,674	1,920
Legal settlement accrual	3,576	3,701
Note payable	—	15,051
Credit facility	20,000	20,000
Convertible debt, current	—	695
Interest payable, convertible notes, current	—	25
Other current liabilities	8,332	1,153

Total current liabilities	58,790	68,634
Lease liabilities, long-term (related-party of $754 and $822 as of March 31, 2022 and December 31, 2021, respectively)	754	970
Debt facility, long-term	35,000	35,000
Convertible debt, long-term	99,949	—
Warrant liabilities	18,720	3,726
Earnout liabilities	7,642	—
Other non-current liabilities	121	119

Total liabilities	220,976	108,449

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 322,659,785 and 297,094,254 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	32	30
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 48,450,639 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively;	5	5
Treasury stock	–—	(5)
Additional paid-in capital	232,453	86,796
Loans to stockholders	–—	(15,192)
Accumulated deficit	(65,692)	(32,897)

Total stockholders’ equity	166,798	38,737

Total liabilities, and stockholders’ equity	$387,774	$147,186

See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(As Restated)

Operating revenues:
Service based revenue, net	$39,268	$32,418
Transaction based revenue, net	3,283	2,008

Total operating revenues, net	42,551	34,426

Operating expenses:
Provision for unrecoverable advances	13,785	3,538
Processing and servicing fees	6,543	5,220
Advertising and marketing	12,204	14,040
Compensation and benefits	17,894	9,384
Other operating expenses	14,798	12,577

Total operating expenses	65,224	44,759

Other (income) expenses:
Interest income	(13)	(70)
Interest expense	1,555	277
Legal settlement and litigation expenses	—	368
Other strategic financing and transactional expenses	961	108
Changes in fair value of derivative asset on loans to stockholders	5,572	(17,146)
Changes in fair value of warrant liabilities	4,065	2,186
Changes in fair value of earnout liabilities	(2,040)	—

Total other (income) expense, net	10,100	(14,277)

Net (loss) income before provision (benefit) for income taxes	(32,773)	3,944
Provision (benefit) for income taxes	22	(8)

Net (loss) income	$(32,795)	$3,952

Net (loss) income per share:
Basic	$(0.09)	$0.00
Diluted	$(0.09)	$0.00
Weighted-average shares used to compute net (loss) income per share
Basic	360,326,205	133,243,614
Diluted	360,326,205	340,910,349
See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2022 (as previously reported)	133,216,940	$9,881	13,326,050	$49,675	3,991,610	$12,617	104,022,678	$0.1	—	$—	—	$—	$14,658	$(15,192)	(5)	$(32,897)	$(33,436)
Retroactive application of recapitalization	(133,216,940)	(9,881)	(13,326,050)	(49,675)	(3,991,610)	(12,617)	(104,022,678)	(0.1)	297,094,254	30	48,450,639	5	72,138	—	—	—	72,173

Balance at January 1, 2022 (as adjusted)	—	—	—	—	—	—	—	—	297,094,254	30	48,450,639	5	86,796	(15,192)	(5)	(32,897)	38,737
Issuance of Class A common stock for stock option exercises	—	—	—	—	—	—	—	—	3,336,683	—	—	—	1,558	—	—	—	1,558
Issuance of Class A common stock pursuant to the PIPE financing	—	—	—	—	—	—	—	—	21,000,000	2	—	—	209,999	—	—	—	210,001
Issuance of Class A common stock pursuant to the Merger Agreement (As Restated)	—	—	—	—	—	—	—	—	6,765,322	1	—	—	(26,702)	—	—	—	(26,701)
Exercise of Series B-1 preferred stock warrants, net of settlement	—	—	—	—	—	—	—	—	450,841	—	—	—	3,365	—	—	—	3,365
Conversion of 2019 convertible notes and accrued interest to Class A common stock	—	—	—	—	—	—	—	—	225,330	—	—	—	720	—	—	—	720
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	(198,505)	—	—	—	(1,588)	—	5	—	(1,583)
Exercise of warrant for Class A common stock	—	—	—	—	—	—	—	—	110	—	—	—	—	—	—	—	—
Stockholder loans interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Exercise of derivative asset and paydown of stockholder loans	—	—	—	—	—	—	—	—	(6,014,250)	(1)	—	—	(44,885)	15,204	—	—	(29,682)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,190	—	—	—	3,190
Net loss (As Restated)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,795)	(32,795)

Balance at March 31, 2022 (As Restated)	—	$—	—	$—	—	$—	—	$—	322,659,785	32	48,450,639	5	$232,453	$—	$—	$(65,692)	$166,798

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021 (as previously reported)	133,216,940	$9,881	13,326,050	$49,675	3,991,610	$12,617	100,223,194	$0.1	—	$—	$—	—	$5,493	$(14,764)	$(154)	$(12,904)	$(22,329)
Retroactive application of recapitalization	(133,216,940)	(9,881)	(13,326,050)	(49,675)	(3,991,610)	(12,617)	(100,223,194)	(0.1)	291,948,352	29	48,450,639	5	72,139	—	—	—	72,173

Balance at January 1, 2021 (as adjusted)	—	—	—	—	—	—	—	—	291,948,352	29	48,450,639	5	77,632	(14,764)	(154)	(12,904)	49,844
Issuance of common stock for stock option exercises	—	—	—	—	—	—	—	—	1,427,875	—	—	—	599	—	—	—	599
Stockholder loans interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(68)	—	—	(68)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,690	—	—	—	1,690
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,952	3,952

Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	293,376,227	$29	48,450,639	$5	$79,921	$(14,832)	$(154)	$(8,952)	$56,017

See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
( unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(As Restated)	(As Restated)
Operating activities
Net (loss) income	$(32,795)	$3,952
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,158	2,812
Provision for unrecoverable advances	13,785	3,538
Changes in fair value of derivative assets	5,572	(17,146)
Changes in fair value of warrant liabilities	4,065	2,186
Changes in fair value of earnout liabilities	(2,040)	—
Stock-based compensation	3,190	1,694
Non-cash interest	(63)	(68)
Non-cash lease expense	(23)	(2)
Changes in fair value of marketable securities	76	(2)
Changes in operating assets and liabilities:
Member advances, service revenue	(1,618)	688
Prepaid income taxes	22	788
Prepaid expenses and other current assets	(4,847)	(497)
Accounts payable	2,489	238
Accrued expenses	(1,039)	1,609
Income taxes payable	—	—
Legal settlement accrual	(125)	—
Other current liabilities	(321)	(1,450)
Other non-current liabilities	2	(23)
Interest payable, convertible notes	—	3

Net cash used in operating activities	(12,512)	(1,680)

Investing activities
Payments for internally developed software costs	(2,258)	(3,298)
Purchase of property and equipment	(228)	(5)
Net disbursements and collections of Member advances	(24,967)	4,299
Purchase of marketable securities	(302,115)	(2)
Sale of marketable securities	32,000	3,915

Net cash (used in) provided by investing activities	(297,568)	4,909

Financing activities
Repayment on line of credit	—	(3,910)
Proceeds from PIPE offering	195,000	—
Proceeds from escrow account, net of redemptions	29,688	—
Payment of issuance costs	(22,944)	(120)
Proceeds from issuance of common stock for stock option exercises	1,563	599
Repurchase of common stock	(1,583)	—
Proceeds from borrowings on convertible debt	100,000	—
Proceeds from borrowings on debt and credit facilities	—	19,000

Net cash provided by financing activities	301,724	15,569

Net (decrease) increase in cash and cash equivalents and restricted cash	(8,356)	18,798
Cash and cash equivalents and restricted cash, beginning of the period	32,372	5,069

Cash and cash equivalents and restricted cash, end of the period	$24,016	$23,867

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to Class A common stock in connection with the reverse recapitalization	$72,173	$—
Recapitalization transaction costs liability incurred	$7,500	$—
Conversion of convertible notes and accrued interest to Class A common stock in connection with the reverse recapitalization	$720	$—
Conversion of B-1 Warrants to Class A common stock in connection with the reverse recapitalization	$3,365	$—
Discharge of PIPE promissory note in connection with the reverse recapitalization	$15,000	$—
Supplemental disclosure of cash (received) paid for:
Income taxes	$(2)	$(776)
Interest	$1,392	$269
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

1
1

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 Restatement of Previously-Issued Financial Statements
In connection with the preparation of the Company’s June 30, 2022 unaudited condensed consolidated financial statements, management became aware of errors in the condensed consolidated balance sheets as of March 31, 2022, condensed consolidated statements of operations for the three months ended March 31, 2022, condensed consolidated statement of stockholders’ equity at March 31, 2022 and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021.
Based on the internal investigation, the audit committee and management became aware of two errors. The first error was the classification of the cash flows related to the disbursements and collections of the Member advances and the second error was the classification of the Earnout Shares.
The following is a discussion of the accounting adjustments that were made to the Company’s previously issued financial statements:
Member Advances, service revenue/Net disbursements and collections of Member advances
The
Company previously presented cash flow from Member advances, which includes disbursements, collections and service revenues, as operating activities. The Company identified that the disbursements and collections of Member advances should be part of investing activities while revenues are part of operating activities. The Company corrected this error by reclassifying the net disbursements and collections portion of the cash flows to investing activities under “Net disbursements and collections of Member advances” in the condensed consolidated statements of cash flows. The Company also updated the financial line item for the service revenue portion from “Member advances” in operating activities to “Member advances, service revenue”. This error only impacts the condensed consolidated statements of cash flows
.
Earnout liabilities
The Company previously recognized the Earnout Shares from the Merger Agreement as stockholders’ equity upon its initial recognition on January 5, 2022. Management determined that it did not take into account certain information available in assessing the classification of the Earnout Shares which resulted in improper classification of the Earnout Shares in stockholders’ equity. The Company corrected this error by reclassifying the amounts previously under “Class A common stock” and “Additional paid in capital” to non-current liabilities under “Earnout Liabilities” at fair value. Additionally, any associated gain or loss, as a result of the change in the fair value at each reporting period, was recognized in profit and loss under “Changes in fair value of earnout liabilities”.
The following table presents the combined impact of all changes, as described above, to the applicable line items in the condensed consolidated financial statements to the Company’s previously reported condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021:

	As of March 31, 2022
	As Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheets
Liabilities, and stockholders’ equity

Earnout liabilities	$—	$7,642	$7,642
Total liabilities	$213,334	$7,642	$220,976

Stockholders’ equity:
Additional paid-in capital	$242,135	$(9,682)	$232,453
Accumulated deficit	$(67,732)	$2,040	$(65,692)
Total stockholders’ equity	$174,440	$(7,642)	$166,798

	For the Three Months Ended March 31, 2022
	As Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations
Other (income) expenses:
Changes in fair value of earnout liabilities	$—	$(2,040)	$(2,040)
Total other (income) expense, net	$12,140	$(2,040)	$10,100
Net (loss) income before provision (benefit) for income taxes	$(34,813)	$2,040	$(32,773)
Net (loss) income	$(34,835)	$2,040	$(32,795)

	For the Three Months Ended March 31, 2022
	As Reported	Adjustment	As Restated
Condensed Consolidated Statement of Stockholders’ Equity
Class A Common Stock Shares	$24,245,822	$(1,586,037)	$322,659,785
Class A Common Stock Amount	$32	$—	$32
Additional paid-in capital	$242,135	$(9,682)	$232,453
Accumulated Deficit	$67,732	$(2,040)	$65,692
Total stockholders’ equity	$174,440	$(7,642)	$166,798

	For the Three Months Ended March 31, 2022
	As Reported	Adjustment	As Restated
Condensed Consolidated Statements of Cash Flows
Operating activities
Net (loss) income	$(34,835)	$2,040	$(32,795)
Changes in fair value of earnout liabilities	$—	$(2,040)	$(2,040)
Member advances, service revenue	$(26,585)	$24,967	$(1,618)
Net cash (used in) provided by operating activities	$(37,479)	$24,967	$(12,512)

Investing activities
Net disbursements and collections of Member advances	$—	$(24,967)	$(24,967)
Net cash (used in) provided by investing activities	$(272,601)	$(24,967)	$(297,568)

	For the Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Condensed Consolidated Statements of Cash Flows
Operating activities
Member advances, service revenue	$4,987	$(4,299)	$688
Net cash (used in) provided by operating activities	$2,619	$(4,299)	$(1,680)

Investing activities
Net disbursements and collections of Member advances	$—	$4,299	$4,299
Net cash (used in) provided by investing activities	$610	$4,299	$4,909
Note 3 Summary of Significant Accounting Policies
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
Retroactive Application of Reverse Recapitalization
As
discussed further in

Note 4 The Reverse Recapitalization and Related Transactions
, the Business Combination is accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, the Company recasts its Consolidated Statements of Stockholders’ Equity from December 31, 2020 to the Closing Date, the total stockholder’s equity within the Company’s Consolidated Balance Sheet as of December 31, 2021 and the weighted average outstanding shares basic and diluted for the year ended December 31, 2021 by applying the recapitalization retroactively
.
In addition, the Company recasts the stock class and issued and outstanding number of shares, exercise prices of options and warrants for each balance sheet period presented in these Condensed Consolidated Financial Statements and the accompanying notes.
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

1
2

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Operations
Furthermore,
based on the retroactive application of the reverse recapitalization to the Company’s Condensed Consolidated Statements of Stockholders’ Equity, the Company recalculated the weighted average shares for the year ended December 31, 2021. The basic and diluted weighted-average Legacy Dave Common Stock were retroactively converted to Class A Common Stock and Class V Common Stock using the Exchange Ratio to conform to the recast period (see Note 3, Net (Loss) Income Per Share Attributable to Stockholders, for additional information)
.
Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Balance Sheets
Finally, to conform to the retroactive application of recapitalization to the Company’s Condensed Consolidated Statements of Stockholders’ Equity, the Company reclassified the $9,881 of Legacy Dave Series A convertible preferred stock, $49,675 of Legacy Dave Series
B-1
convertible preferred stock, and the $12,617 of Legacy Dave Series
B-2
convertible preferred stock to the additional
paid-in
capital (“APIC”), less amounts attributable to the par value of the common stock as recast, as of December 31, 2021.
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

1
3

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

1
4

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

1
5

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

1
6

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2022 (as Restated)	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$278,265	$—	$—	$278,265

Total assets	$278,265	$—	$—	$278,265

Liabilities
Warrant liabilities—public warrants	$9,294	$—	$—	$9,294
Warrant liabilities—private placement warrants	$—	$—	$9,426	$9,426
Earnout liabilities	$—	$—	$7,642	$7,642

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$8,226	$—	$—	$8,226
Derivative asset on loans to stockholders	—	—	35,253	35,253

Total assets	$8,226	$—	$35,253	$43,479

Liabilities
Warrant liability	$—	$—	$3,726	$3,726
Note payable	—	—	15,051	15,051

Total liabilities	$—	$—	$18,777	$18,777

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

1
7

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
As discussed further in Note 1
4
,
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

1
8

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
1
2
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
4
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
1
3
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
1
3
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
Earnout Shares Liability

(Restated):
As discussed further in Note 4, The Reverse Recapitalization and Related Transactions, as part of the recapitalization, 1,586,037 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date. These Earnout Shares were initially recorded as a liability at fair value of $9.7 million and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the Earnout Shares liabilities in the three months ended March 31, 2022 was approximately $2.0 million which is presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.
A roll-forward of the Level 3 Earnout Shares liabilities is as follows (dollars in thousands):

Opening value at January 1, 2022	$—
Initial fair value at the merger date	9,682
Change in fair value during the period	(2,040)

Ending value at March 31 , 2022	$7,642

The Company used a Monte Carlo Simulation Method to determine the fair value of the Earnout Shares liabilities. The following table presents the assumptions used to value the Earnout Shares liability for the period ended March 31, 2022:

March 31, 2022
Exercise Price	$11.50
Expected volatility	45.0%
Risk-free interest rate	2.4%
Remaining term	3.18 years
Dividend yield	0%
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

2
0

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

2
2

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
9

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

2
3

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to holders of Common Stock (in thousands, except share data):

	For the Three Months Ended March 31,
	2022	2021
Numerator
Net (loss) income	$(32,795)	$3,952
Less: noncumulative dividend to convertible preferred stockholders	—	(3,952)
Less: undistributed earnings to participating securities	—	—

Net (loss) income attributed to common stockholders—basic	(32,795)	—
Add: undistributed earnings reallocated to common stockholders	—	—

Net (loss) income attributed to common stockholders—diluted	$(32,795)	$—
Denominator
Weighted-average shares of common stock—basic	360,326,205	133,243,614
Dilutive effect of convertible preferred stock		185,833,546
Dilutive effect of equity incentive awards	—	21,833,189

Weighted-average shares of common stock—diluted	360,326,205	340,910,349
Net (loss) income per share
Basic	$(0.09)	$—
Diluted	$(0.09)	$—
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

2
4

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

2
5

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note
4
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

Cash	$202.0
Other assets	0.7
Accrued expenses	(0.2)
Warrant liability - public	(7.6)
Warrant liability - private	(6.7)
Earnout liabilities (Restated)	(9.7)

Net assets acquired	$178.5

Additionally, as part of the recapitalization, 5,392,528 shares of VPCC Class A common stock held by founders of VPCC (the “Founder Holders”) were exchanged with 5,392,528 shares of Dave Class A Common Stock; 1,586,037
(or “Founder Holder Earnout Shares”) of which will be subject to forfeiture if the vesting condition is not met over th
e five year term following the Closing Date as follows:

2
6

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

The Founder Holder Earnout Shares were recognized at fair value upon the closing of the Business Combination and classified as a liability. The issuance of the Founder Holder Earnout Shares will be recorded as a liability at fair value with the offsetting amount recorded

within additional-paid-in-capital (“APIC”) because the Business Combination is accounted for as a reverse recapitalization. The Founder Holder Earnout Shares will be remeasured to fair value at each reporting period end with changes in fair value recorded in
 the Statements of Operation.
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

2
7

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
The number of shares of Common Stock issued immediately following the consummation of the Business Combination were as follows:

	Class A	Class V
Common stock outstanding on December 31, 2021	92,436,304	48,450,639
Common stock activity between December 31, 2021 and January 5, 2022
Exercise of derivative asset and paydown of stockholder loans	(6,014,250)	—
Issuance of Class A common stock for stock option exercises	2,630,557	—
Repurchase of Class A common stock	(198,505)	—

Common stock outstanding prior to the Business Combination	88,854,106	48,450,639
Conversion of preferred stock to Class A common stock	204,657,950	—
Common stock attributable to VPCC	2,958,831	—

Adjustment related to Reverse Recapitalization *	207,616,781	—
Founder Holder shares (Restated)	3,806,491	—
Conversion of 2019 convertible notes and accrued interest to Class A common stock	225,330	—
Exercise of Series B-1 preferred stock warrants, net of settlement	450,841	—
Issuance of Class A common stock pursuant to the PIPE financing	21,000,000	—

Total shares of common stock as of closing of Business Combination and related transactions	321,953,549	48,450,639

* The corresponding adjustment to APIC related to the reverse recapitalization was comprised of (i) $178.5 million which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the shares issued over the value of the net monetary assets of VPCC, net of transaction costs and (ii) $72.2 million which represents the conversion of the convertible preferred stock into Dave Class A Common Stock.
There were 32,078,481 New Dave options outstanding immediately after the Business Combination.
Following the Business Combination, New Dave warrants to purcha se 11,444,235 shares of Class A common stock, consisting of (i) 6,344,131 public warrants listed on the Nasdaq and (ii) 5,100,214 private warrants, each with an exercise price of $11.50 per share, remained outstanding.

2
8

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note
5
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
Note
6
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
7
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
Note
8
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
Note
9
 Accrued Expenses
Accrued expenses consisted of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Accrued charitable contributions	5,868	$7,164
Accrued compensation	2,282	1,522
Sales tax payable	1,088	1,208
Accrued professional and program fees	1,494	2,163
Other	877	988

Total	$11,609	$13,045

2
9

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
10
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
Note
11
 Convertible Note Payable
On March 21, 2022, the Company entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd., (the “Purchaser”) owner of FTX US (“FTX”), providing for the purchase and sale of a Convertible Note in the initial principal amount of $100.0 million (the “Note”). The Note bears interest at a rate of 3.00% per year (compounded semiannually), payable semi-annually in arrears on June 30 th
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

Note 1
2
 Note Payable
In August 2021, VPCC entered into an amendment to the private investment in public equity (“PIPE”) subscription agreement (“PIPE Amendment”) it previously entered into with Alameda Research Ventures LLC (“Alameda Research”) in connection with the proposed business combination with the Company (refer to
Note 1,
Organization and Nature of Business
).
The PIPE Amendment called for a $15.0 million
pre-funding,
which was facilitated through the issuance of an unsecured promissory note by the Company to Alameda Research during November 2021. The Company’s obligations to repay the principal amount of the promissory note were discharged through the issuance of 1.5 million shares of VPCC to Alameda Research at the closing of the Business Combination. The promissory note bore an interest rate of the applicable short-term federal rate and was due at the earlier of (i) the one-year
anniversary of the promissory note or (ii) an event of default.
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
romissory
N
ote was $0 million (unaudited) and $15.0 million as of March 31, 2022 and December 31, 2021, respectively. Upon the closing of the Business Combination, the
p
romissory
n
ote was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination. Refer to
Note
4
,
The Reverse Recapitalization and Related Transactions
for further details on the closing of the note payable
.
Note 1
3
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

3
1

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
Note 1
4
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

3
2

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
Note 1
5
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

3
3

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
Note 1
6
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

3
4

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

3
5

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1
7
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

3
6

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Class A and Class V Common Stock:
The Company’s Board of Directors has authorized two classes of common stock, Class A and Class V. As of March 31, 2022, the Company had authorized 500,000,000 and 100,000,000 shares of Class A and Class V Common Stock. As of March 31, 2022, the Company had 322,659,785 and 48,450,639 shares of Class A and Class V Common Stock issued and outstanding, respectively.
Note 1
8
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

3
7

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1
9
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
Loans to Stockholders:
In 2019, the Company entered into loan, pledge, and option agreements (“Loans to Stockholders”) with various employees, who are also stockholders, to provide those employees cash in exchange for non-recourse
promissory notes and call options, which allow the Company to acquire shares held by these stockholders. The entire unpaid principal balance of these Loans to Stockholders, together with all accrued but unpaid interest, is due and payable upon the earlier (i) o
f August 12, 2026; (ii) a liquidity event; or (iii) upon the exercise of the call option by the Company. These Loans to Stockholders carry stated interest rates of 1.87%, which are compounded annually. Please refer to Note
3
,
Significant Account

Policies
, for further details on the fair value of the derivative asset related to the Loans to Stockholders. Upon consummation of the
B
usiness
C
ombination in January 2022, all of the call options related to the Loans to Stockholders were exercised and the related loans were settled. The Loans to Stockholders, inclusive of interest, were approximately $0 (unaudited) and $15.2 million as of March 31, 2022 and December 31, 2021, respectively
Note
20
 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k)

3
8

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.4 million (unaudited) and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

3
9

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
Restatement of Consolidated Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain adjustments made to our previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021. The determination to restate these condensed consolidated financial statements was made by our management after its review of the classification of the cash flows related to the disbursements and collections of the Member advances and the classification of the earnout shares in connection with its preparation of the Company’s consolidated financial statements for the six months ended June 30, 2022. See Note 2—Restatement of Previously Issued Financial Statements to our consolidated financial statements for the three months ended March 31, 2022.
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
Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 3 in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form
10-Q.
Service based revenue, net
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
Other (Income) Expenses
Other (income) expenses consist of interest income, interest expense, legal settlement and litigation expenses, derivative asset fair value adjustments, other strategic financing and transactional expenses, earnout liabilities fair value adjustments, and warrant liability fair value adjustments.
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
For information on the aging of Member advances and a rollforward of the allowance for unrecoverable advances, refer to the tables in Note 6 to our unaudited consolidated financial statements included in this Form
10-Q.
Processing and service fees—
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

•	a decrease in charitable contribution expenses of approximately $0.2 million, primarily due to decreased amounts pledged to charitable meal donations related to increased Members’ tips.
Other (income) expense

	For the Three Months Ended March 31,		Change
(in thousands, except for percentages)			$	%
	2022	2021	2022/2021	2022/2021
Interest income	$(13)	$(70)	$57	-81%
Interest expense	1,555	277	1,278	461%
Legal settlement and litigation expenses	—	368	(368)	-100%
Other strategic financing and transactional expenses	961	108	853	790%
Changes in fair value of earnout liabilities	(2,040)	—	(2,040)	-100%
Changes in fair value of derivative asset on loans to stockholders	5,572	(17,146)	22,718	-132%
Changes in fair value of warrant liability	4,065	2,186	1,879	86%

Total	$10,100	$(14,277)	$24,377	-171%

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
Changes in fair value of earnout liabilities—
Changes in fair value of earnout liabilities totaled a benefit of approximately $2.0 million for the three months ended March 31, 2022, compared to an expense of $0 for the three months ended March 31, 2021. The increase of approximately $2.0 million, or 100%, was primarily attributable to fair value adjustments associated with certain earnout share liabilities due to decreases in our underlying Class A Common Stock price.
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
The following table reconciles net (loss) income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Net (loss) income	$(32,795)	$3,952
Interest expense	1,542	207
Provision (benefit) for income taxes	22	(8)
Depreciation and amortization	1,105	598
Stock-based compensation	3,190	1,694
Legal settlement and litigation expenses	—	368
Other strategic financing and transactional expenses	961	108
Changes in fair value of earnout liabilities	(2,040)	—
Changes in fair value of derivative asset on loans to stockholders	5,572	(17,146)
Changes in fair value of warrant liability	4,065	2,186

Total	$(18,378)	$(8,041)

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
In the normal course of business, we enter into various agreements with our vendors that may subject us to minimum annual requirements. While our contractual commitments will have an impact on our future liquidity, we believe that we will be able to adequately fulfill these obligations through cash generated from operations and from our existing cash balances. Dave does not have any
“off-balance
sheet arrangements,” as defined by the SEC regulations
In response to our remote employee workforce strategy in the U.S., we have not yet closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of less than 1 year to approximately 4 years, subject to renewal options of varying terms, and as of March 31, 2022, we had a total lease liability of approximately $2.4 million. See Note 16—Leases of the Notes to our Unaudited Condensed Consolidated Financial Statements for additional information regarding our lease liabilities as of March 31, 2022.
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
Cash Flows Summary

Total cash (used in) provided by:	For the Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities	$(12,512)	$(1,680)
Investing activities	(297,568)	4,909
Financing activities	301,724	15,569

Net (decrease) increase in cash and cash equivalents and restricted cash	$(8,356)	$18,798

Cash Flows From Operating Activities
We recorded a net loss of approximately $32.8 million for the period ended March 31, 2022, and net income of approximately $4.0 million for the period ended March 31, 2021. We reported negative cash flows from operating activities of approximately $12.5 million and $1.7 million for the periods ended March 31, 2022 and 2021, respectively.
Net cash used in operating activities was approximately $12.5 million for the period ended March 31, 2022. This included a net loss of approximately $32.8 million, adjusted for non-cash
items of approximately $1.1 million for depreciation and amortization, approximately $13.8 million for provision for unrecoverable advances, approximately $4.1 million for an increase in warrant liability fair value, approximately $2.0 million for decreases in earnout liabilities fair values, approximately $3.2 million for stock-based compensation expense, and approximately $5.6 million for a decrease in derivative asset fair value. Further changes in cash flows from operations included an increase in receivables related to revenue from Member advances of approximately $1.6 million, an increase in prepaid expenses and other current assets of approximately $4.8 million, an increase in accrued expenses of approximately $1.0 million, and a decrease in other current liabilities of approximately $0.3 million. These changes were offset primarily by an increase in accounts payable of approximately $2.5 million.
Net cash used in operating activities was approximately $1.7 million for the period ended March 31, 2021. This included net income of approximately $4.0 million, adjusted for non-cash
items of approximately $2.8 million for depreciation and amortization, approximately $3.5 million for the provision for unrecoverable advances, approximately $17.1 million for an increase in derivative asset fair value, approximately $2.2 million for an increase in warrant liability fair value, and approximately $1.7 million for stock-based compensation expense. Further changes in cash flows from operations included a decrease in receivables related to revenue from Member advances of approximately $0.7 million, a decrease in prepaid income taxes of approximately $0.8 million, a decrease in accrued expenses of approximately $1.6 million and a decrease in accounts payable of approximately $0.2 million. These changes were offset primarily by a decrease in other current liabilities of approximately $1.5 million and an increase in prepaid expenses and other current assets of approximately $0.5 million.
Cash Flows From Investing Activities
During the period ended March 31, 2022, net cash used in investing activities was approximately $297.6 million. This included the purchase of marketable securities of approximately $302.1 million, the change in net disbursements and collections of Member advances of approximately $25.0 million, the capitalization of internally developed software costs of approximately $2.3 million and the purchase of property and equipment of approximately $0.2 million, offset by the sale of marketable securities of approximately $32.0 million.
During the period ended March 31, 2021, net cash provided by investing activities was approximately $4.9 million. This included the sale of marketable securities of approximately $3.9 million, the change in net disbursements and collections of Member advances of approximately $4.3 million, partially offset by the capitalization of internally developed software costs of approximately $3.3 million.
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
Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 3 in our accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2022 included in this Form
10-Q.
While our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements, we believe that the following accounting policies require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations.
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
Earnout Liabilities
We recorded earnout liabilities associated with the Business Combination. The earnout liabilities are carried on our unaudited condensed consolidated balance sheets as a long-term liability estimated at fair value. Changes in the estimated fair value of the earnout liabilities are reported as a loss (gain) in the accompanying unaudited condensed consolidated statements of operations. We utilized a Monte Carlo Simulation Method to compute the fair value and to mark to market the fair value of the earnout liabilities at each unaudited condensed consolidated balance sheet date. The Monte Carlo Simulation Method considers a range of assumptions such as stock price, volatility, and risk-free interest rate. The Monte Carlo Simulation Method includes subjective input assumptions that can materially affect the fair value estimates.
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
Please refer to Note 3 in our accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2022 included in this Form
10-Q.
Allowance for Unrecoverable Advances
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
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public
companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 3 of our accompanying unaudited condensed consolidated financial statements included in this Form
10-Q
for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the periods ended March 31, 2022 and 2021.
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
Recently Issued Accounting Standards
Refer to Note 3, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements included in this Form
10-Q
for a discussion of the impact of recent accounting pronouncements.
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

Item 4. Controls and Procedures (As Restated)
As discussed in the Explanatory Note to this Amendment No. 1, we determined that we had material weaknesses in our internal control over financial reporting, namely that our controls over the classification of the Company’s member advances in the statement of cash flows and the accounting treatment of the earnout shares did not operate effectively, resulting in a restatement of our unaudited condensed financial statements for the three months ended March 31, 2022. Refer to Note 2 - Restatement of Prior Financial Information, for discussion regarding the restatement impacts.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has
evaluated
the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation and for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report”) and the material weaknesses described above.
Previously Identified Material Weaknesses
In connection with the audit of our consolidated financial statements for the years ended December 31, 2021 and 2020 material weaknesses in our internal control over financial reporting were identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For more information concerning the material weaknesses identified, see section titled “
Risk Factors—Dave identified material weaknesses in its internal control over financial reporting in its audited financial statements for the years ended
December 31, 2021 and 2020 and if Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price
” included in our Annual Report.
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
Remediation
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, please see Note 15 Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this report.
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
Item 1A. Risk Factors (As Restated)
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
Dave identified material weaknesses in its internal control over financial reporting in its audited financial statements for the years ended December 31, 2021 and 2020 and in its unaudited condensed financial statements for the three months ended March 31, 2022 and March 31, 2021. If Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.
In connection with the preparation and audits of Dave’s consolidated financial statements for the years ended December 31, 2021 and 2020, material weaknesses were identified in Dave’s internal control over financial reporting. Additionally, we determined that we had additional material weaknesses in internal control over financial reporting, namely that [our review control over the accuracy of our accounting treatment of the Company’s member advances and earnout shares did not operate effectively], resulting in a restatement of our audited financial statements for the years ended December 31, 2021 and 2020 and our unaudited condensed financial statements as of and for the three months ended March 31, 2022 and 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following have been identified as material weaknesses in addition to the material weaknesses described above:

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
While Dave believes these efforts will remediate the material weaknesses, Dave may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. Dave cannot assure you that the measures it has taken to date and may take in the future will be sufficient to remediate the control deficiencies that led to its material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of Dave’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If Dave is unable to remediate the material weaknesses or identifies additional material weakness in the future, Dave’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, to may adversely affect Dave’s reputation and business and the market price of the Company. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of Dave’s securities and harm to Dave’s reputation and financial condition, or diversion of financial and management resources from the operation of Dave’s business.
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
10-Q/A
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report
to be signed on its behalf by the undersigned hereunto duly authorized.

Dave Inc.

Dated: August 22, 2022	/s/ Jason Wilk
Jason Wilk
Chief Executive Officer and Director

Dated: August 22, 2022	/s/ Kyle Beilman
Kyle Beilman
Chief Financial Officer

60