Form 10-Q
period 2022-06-30
Dave Inc./DE
filed 2022-08-22
CIK 1841408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

DAVE INC.
(Exact name of registrant as specified in its charter)

Delaware	001-40161	86-1481509
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)
1265 South Cochran Ave
Los Angeles, CA 90019
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
the Act).    Yes  ☐    No
☒
As of
July 29,
2022, the number of outstanding shares of Dave Inc.’s Class A common stock was 326,054,615 and the number of outstanding shares of Dave Inc.’s Class V common stock was 48,450,639.

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

Part I – Financial Information
Item 1. Financial Statements
Dave Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands; except share data)
(unaudited)

	As of June 30, 2022	As of December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$26,379	$32,009
Marketable securities	36,083	8,226
Member advances, net of allowance for unrecoverable advances of $19,150 and $11,995 as of June 30, 2022 and December 31, 2021, respectively	76,086	49,013
Short-term investments (available-for-sale)	194,347	—
Prepaid income taxes	716	1,381
Deferred issuance costs	—	5,131
Prepaid expenses and other current assets	11,976	4,443

Total current assets	345,587	100,203
Property and equipment, net	844	685
Lease right-of-use assets (related-party of $856 and $ 970 as of June 30, 2022 and December 31, 2021, respectively)	1,812	2,702
Intangible assets, net	9,708	7,849
Derivative asset on loans to stockholders	—	35,253
Debt facility commitment fee, long-term	102	131
Restricted cash	447	363

Total assets	$358,500	$147,186

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$21,052	$13,044
Accrued expenses	10,778	13,045
Lease liabilities, short-term (related-party of $ 263 and $ 243 as of June 30, 2022 and December 31, 2021, respectively)	1,270	1,920
Legal settlement accrual	3,504	3,701
Note payable	—	15,051
Credit facility	20,000	20,000
Convertible debt, current	—	695
Interest payable, convertible notes, current	—	25
Other current liabilities	815	1,153

Total current liabilities	57,419	68,634
Lease liabilities, long-term (related-party of $684 and $822 as of June 30, 2022 and December 31, 2021, respectively)	684	970
Debt facility, long-term	35,000	35,000
Convertible debt, long-term	100,785	—
Warrant liabilities	1,170	3,726
Earnout liabilities	48	—
Other non-current liabilities	122	119

Total liabilities	195,228	108,449

Commitments and contingencies (Note 1 6 )
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 325,671,886 a nd 297,094,254 shares issued at June 30, 2022 and December 31, 2021, respectively; 324,085,849 and 297,094,254 shares outstanding at June 30, 2022 and December 31, 2021, respectively	32	30
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 48,450,639 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Treasury stock	—	(5)
Additional paid-in capital	258,472	86,796
Accumulated other comprehensive loss	(2,430)	—
Loans to stockholders	—	(15,192)
Accumulated deficit	(92,807)	(32,897)

Total stockholders’ equity	163,272	38,737

Total liabilities, and stockholders’ equity	$358,500	$147,186

See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Service based revenue, net	$42,991	$34,386	$82,259	$66,804
Transaction based revenue, net	2,814	2,843	6,097	4,851

Total operating revenues, net	45,805	37,229	88,356	71,655

Operating expenses:
Provision for unrecoverable advances	13,857	7,395	27,642	10,933
Processing and servicing fees	7,590	5,495	14,133	10,715
Advertising and marketing	20,793	11,855	32,997	25,895
Compensation and benefits	39,138	9,869	57,032	19,253
Other operating expenses	17,442	8,887	32,240	21,464

Total operating expenses	98,820	43,501	164,044	88,260

Other (income) expenses:
Interest income	(647)	(70)	(660)	(140)
Interest expense	2,288	508	3,843	785
Legal settlement and litigation expenses	—	241	—	609
Other strategic financing and transactional expenses	1,870	116	2,831	224
Gain on extinguishment of liability	(4,290)	—	(4,290)	—
Changes in fair value of derivative asset on loans to stockholders	—	(6,896)	5,572	(24,042)
Changes in fair value of earnout liabilities	(7,594)	—	(9,634)	—
Changes in fair value of warrant liabilities	(17,549)	680	(13,484)	2,866

Total other income, net	(25,922)	(5,421)	(15,822)	(19,698)

Net (loss) income before provision for income taxes	(27,093)	(851)	(59,866)	3,093
Provision for income taxes	22	13	44	5

Net (loss) income	$(27,115)	$(864)	$(59,910)	$3,088

Net loss per share:
Basic	$(0.07)	$(0.01)	$(0.16)	$0.00
Diluted	$(0.07)	$(0.01)	$(0.16)	$0.00
Weighted-average shares used to compute net loss per share
Basic	371,540,222	135,906,931	370,170,270	134,341,921
Diluted	371,540,222	135,906,931	370,170,270	354,343,431
See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive (Loss)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(27,115)	$(864)	$(59,910)	$3,088
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax $0 and $0	(2,430)	—	(2,430)	—

Comprehensive income (loss)	$(29,545)	$(864)	$(62,340)	$3,088

See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022 (as previously reported)	133,216,940	$9,881	13,326,050	$49,675	3,991,610	$12,617	104,022,678	$0.1	—	$—	—	$—	$14,658	$(15,192)	$(5)	$—	$(32,897)	(33,436)
Retroactive application of recapitalization	(133,216,940)	(9,881)	(13,326,050)	(49,675)	(3,991,610)	(12,617)	(104,022,678)	(0.1)	297,094,254	30	48,450,639	5	72,138	—	—	—	—	72,173

Balance at January 1, 2022 (as adjusted)	—	—	—	—	—	—	—	—	297,094,254	30	48,450,639	5	86,796	(15,192)	(5)	—	(32,897)	38,737
Issuance of Class A common stock for stock option exercises	—	—	—	—	—	—	—	—	3,399,111	—	—	—	1,569	—	—	—	—	1,569
Issuance of Class A common stock pursuant to the PIPE financing	—	—	—	—	—	—	—	—	21,000,000	2	—	—	209,999	—	—	—	—	210,001
Issuance of Class A common stock pursuant to the Merger Agreement	—	—	—	—	—	—	—	—	6,765,322	1	—	—	(26,702)		—	—	—	(26,701)
Exercise of Series B-1 preferred stock warrants, net of settlement	—	—	—	—	—	—	—	—	450,841	—	—	—	3,365	—	—	—	—	3,365
Conversion of 2019 convertible notes and accrued interest to Class A common stock	—	—	—	—	—	—	—	—	225,330	—	—	—	720	—	—	—	—	720
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	(198,505)	—	—	—	(1,588)	—	5	—	—	(1,583)
Exercise of warrant for Class A common stock	—	—	—	—	—	—	—	—	110	—	—	—	—	—	—	—	—	—
Stockholder loans interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	—	—	—	(12)
Exercise of derivative asset and paydown of stockholder loans	—	—	—	—	—	—	—	—	(6,014,250)	(1)	—	—	(44,885)	15,204	—	—	—	(29,682)
Extinguishment of liability	—	—	—	—	—	—	—	—	1,363,636	—	—	—	3,150	—	—	—	—	3,150
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	26,048	—	—	—	—	26,048
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,430)	—	(2,430)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(59,910)	(59,910)

Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	324,085,849	32	48,450,639	5	$258,472	$—	$—	$(2,430)	$(92,807)	$163,272

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021 (as previously reported)	133,216,940	$9,881	13,326,050	$49,675	3,991,610	$12,617	100,223,194	$0.1	—	$—	—	$—	$5,493	$(14,764)	$(154)	$—	$(12,904)	$(22,329)
Retroactive application of recapitalization	(133,216,940)	(9,881)	(13,326,050)	(49,675)	(3,991,610)	(12,617)	(100,223,194)	(0.1)	291,948,352	29	48,450,639	5	72,139	—	—	—	—	72,173

Balance at January 1, 2021 (as adjusted)	—	—	—	—	—	—	—	—	291,948,352	29	48,450,639	5	77,632	(14,764)	(154)	—	(12,904)	49,844
Issuance of common stock for stock option exercises	—	—	—	—	—	—	—	—	2,837,321	—	—	—	910	—	—	—	—	910
Vesting of stock option early exercises	—	—	—	—	—	—	—	—	—	—	—	—	75	—	—	—	—	75
Stockholder loans interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(137)	—	—	—	(137)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,786	—	—	—	—	2,786
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,088	3,088

Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	294,785,673	$29	48,450,639	$5	$81,403	$(14,901)	$(154)	$—	$(9,816)	$56,566

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	322,659,785	$32	48,450,639	$5	$232,453	$—	$—	$—	$(65,692)	$166,798
Issuance of Class A common stock for stock option exercises	—	—	—	—	—	—	—	—	62,428	—	—	—	11	—	—	—	—	11
Extinguishment of liability	—	—	—	—	—	—	—	—	1,363,636	—	—	—	3,150	—	—	—	—	3,150
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	22,858	—	—	—	—	22,858
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,430)	—	(2,430)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(27,115)	(27,115)

Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	324,085,849	32	48,450,639	—	$258,472	$—	$—	$(2,430)	$(92,807)	$163,272

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	293,376,227	$29	48,450,639	$5	$79,921	$(14,832)	$(154)	$—	$(8,952)	$56,017
Issuance of Class A common stock for stock option exercises	—	—	—	—	—	—	—	—	1,409,446	—	—	—	311	—	—	—	—	311
Vesting of stock option early exercises	—	—	—	—	—	—	—	—	—	—	—	—	75	—	—	—	—	75
Stockholder loans interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(69)	—	—	—	(69)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,096	—	—	—	—	1,096
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(864)	(864)

Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	294,785,673	29	48,450,639	5	$81,403	$(14,901)	$(154)	$—	$(9,816)	$56,566

See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
		As Restated
Operating activities
Net (loss) income	$(59,910)	$3,088
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,027	1,291
Provision for unrecoverable advances	27,642	10,933
Changes in fair value of derivative assets on loans to stockholders	5,572	(24,042)
Changes in fair value of warrant liabilities	(13,484)	2,866
Changes in fair value of earnout liabilities	(9,634)	—
Gain on extinguishment of liability	(4,290)	—
Stock-based compensation	26,048	2,786
Non-cash interest	770	(137)
Non-cash lease expense	(46)	63
Changes in fair value of marketable securities	25	—
Changes in operating assets and liabilities:
Member advances, service revenue	(3,526)	(949)
Prepaid income taxes	665	746
Prepaid expenses and other current assets	(7,013)	(329)
Accounts payable	9,928	1,290
Accrued expenses	(1,870)	3,573
Legal settlement accrual	(197)	—
Other current liabilities	(338)	(2,044)
Other non-current liabilities	3	(23)
Interest payable, convertible notes	—	6

Net cash (used in) operating activities	(26,628)	(882)

Investing activities
Payments for internally developed software costs	(4,439)	(2,267)
Purchase of property and equipment	(305)	(23)
Net disbursements and collections of Member advances	(51,189)	(15,196)
Purchase of short-term investments	(196,777)	—
Purchase of marketable securities	(302,382)	(3)
Sale of marketable securities	274,500	3,915

Net cash (used in) investing activities	(280,592)	(13,574)

Financing activities
Repayment on line of credit	—	(3,910)
Proceeds from PIPE offering	195,000	—
Proceeds from escrow account, net of redemptions	29,688	—
Payment of issuance costs	(23,005)	(2,007)
Proceeds from issuance of common stock for stock option exercises	1,574	910
Repurchase of common stock	(1,583)	—
Proceeds from borrowings on convertible debt	100,000	—
Proceeds from borrowings on debt and credit facilities	—	23,000

Net cash provided by financing activities	301,674	17,993

Net (decrease) increase in cash and cash equivalents and restricted cash	(5,546)	3,537
Cash and cash equivalents and restricted cash, beginning of the period	32,372	5,069

Cash and cash equivalents and restricted cash, end of the period	$26,826	$8,606

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use assets recognized	$—	$2,514
Operating lease liabilities recognized	$—	$2,514
Property and equipment purchases in accounts payable	$39	$10
Conversion of convertible preferred stock to Class A common stock in connection with the reverse recapitalization	$72,173	$—
Recapitalization transaction costs liability incurred	$7,500	$—
Conversion of convertible notes and accrued interest to Class A common stock in connection with the reverse recapitalization	$720	$—
Conversion of B-1 Warrants to Class A common stock in connection with the reverse recapitalization	$3,365	$—
Discharge of PIPE promissory note in connection with the reverse recapitalization	$15,000	$—
Supplemental disclosure of cash (received) paid for:
Income taxes	$(644)	$(721)
Inter e st	$2,332	$763
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within
the

condensed consolidated balance sheet with the same as shown in the condensed consolidated statement
of cash

flows.

Cash and cash equivalents	$26,379	$8,243
Restricted cash	447	363

Total cash, cash equivalents, and restricted cash, end of period	$26,826	$8,606

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 Organization and Nature of Business
Overview
Dave Inc. (“Dave” or the “Company”), a Delaware corporation, with headquarte rs located in
Los Angeles
, California
, is a financial services company. Dave was originally incorporated in the State of Delaware on January 14, 2021 as a special purpose acquisition company under the name VPC Impact Acquisition Holdings III, Inc. (“VPCC”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business.
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
ExtraCash:
Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on overdraft, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $34 for access to as little as $5 of overdraft, whereas many others in the financial services sector do not
allow for overdraft at all. Dave invented a free overdraft and short-term credit alternative called ExtraCash, which allows Members to advance funds to their account and avoid a fee altogether. Members may receive an advance of up to $500 and may only have one advance outstanding at any given time
.
Side Hustle:
Dave seeks to help Members improve their financial health by presenting new job opportunities to them. Through Dave’s partnership with leading employers Members can quickly submit applications and improve their income with flexible employment.
Dave Banking:
Dave offers a full-service digital checking account through its partnership with Evolve Bank and Trust (“Evolve”). The Dave Spending Account does not have overdraft and minimum balance fees.

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
On January 5, 2022, the holders of (a) Legacy Dave capital stock and (b) Legacy Dave’s options to purchase Legacy Dave capital stock pursuant to Legacy Dave’s stock plan (the “Legacy Dave Options”), received aggregate merger consideration, consisting of 327,255,618 shares of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and 48,450,639 shares of Class V common stock of the Company, par value $0.0001 per share (the “Class V Common Stock”, and together with the Class A Common Stock, the “Common Stock”).
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
1

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 Restatement of Previously-Issued Financial Statements
In connection with the preparation of the Company’s June 30, 2022 unaudited condensed consolidated financial statements, management became aware of a classification error in the condensed consolidated statements of cash flows for the six months ended June 30, 2021.
The Company previously presented cash flow from Member advances, which includes disbursements, collection
s
and service revenues, as an operating activit
ies
. The Company identified that the disbursements and collections of Member advances should be part of investing activities while revenues are part of operating activities.
The Company corrected this error by reclassifying the net disbursements and collections portion of the cash flows to investing activities under “Net disbursements and collections of Member advances” in the condensed consolidated statements of cash flows. The Company also updated the financial line item for the service revenue portion from “Mem ber advances” in operating activities to “Member advances, service revenue”. This error only impacts the condensed consolidated statements of cash flows.
The following table presents the impact of this error correction in the condensed consolidated statements of cash flows for the six months ended June 30, 2021, (in thousands):

	For the Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated

Operating Activities
Member advances, service revenue	$(16,145)	$15,196	$(949)
Net cash (used in) operating activities	$(16,078)	$15,196	$(882)

Investing Activities
Net disbursements and collections of Member advances	$—	$(15,196)	$(15,196)
Net cash (used in) investing activities	$1,622	$(15,196)	$(13,574)

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
The accompanying (a) unaudited condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Current Report on Forms
10-K
and
8-K/A,
both dated March 25, 2022, that were filed with the SEC.
In addition to the adjustments to record the Business Combination between VPCC and Legacy Dave, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows, and stockholders’ equity for the interim periods, but are not necessarily indicative of the results to be anticipated for the full year 2022 or any future period.
Retroactive Application of Reverse Recapitalization
As discussed in Note 4, The Reverse Recapitalization and Related Transactions, the Business Combination is accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, the Company recasts its Consolidated Statements of Stockholders’ Equity from December 31, 2020 to the Closing Date, the total stockholder’s equity within the Company’s Consolidated Balance Sheet as of December 31, 2021 and the weighted average outstanding shares basic and diluted for the year ended December 31, 2021 by applying the recapitalization retroactively.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

In addition, the Company recasts the stock class and issued and outstanding number of shares, exercise prices of options and warrants for each balance sheet period presented in these condensed consolidated financial statements and the accompanying notes.
Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Stockholders’ Equity
Pursuant to the terms of the Business Combination Agreement, as part of the Closing, all of the issued and outstanding Series A preferred stock Legacy Dave were automatically converted into Legacy Dave common stock at a 1:1 ratio and Series
B-1
and Series
B-2
convertible preferred stock of Legacy Dave were automatically converted into Legacy Dave common stock at a 1:1.033076 ratio, which were all converted again, along with all other issued and outstanding common stock of Legacy Dave, into 342,649,141 shares of Class A Common Stock and Class V Common Stock at an exchange ratio of 1.354387513 (the “Exchange Ratio”). Additionally, each of the Company’s options that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into options for Class A Common Stock and Class V Common Stock equal to the number of the Company’s Common Stock, subject to such options multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such options divided by the Exchange Ratio, with the aggregate amount of shares of Class A Common Stock and Class V Common Stock issuable upon exercise of such options to be 32,078,481.
Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Operations
Furthermore, based on the retroactive application of the reverse recapitalization to the Company’s Condensed Consolidated Statements of Stockholders’ Equity, the Company recalculated the weighted average shares for the year ended December 31, 2021. The basic and diluted weighted-average Legacy Dave Common Stock were retroactively converted to Class A Common Stock and Class V Common Stock using the Exchange Ratio to conform to the recast period (see Note 3, Net Loss Per Share Attributable to Stockholders, for additional information).
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
Principles of Consolidation
The Company consolidates financial statements of all entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity (“VIE”) in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
Variable Interest Entities
The Company is considered the primary beneficiary of Dave OD Funding I, LLC (“Dave OD”), as it has the power over the activities that most significantly impact the economic performance of Dave OD and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant, in accordance with accounting guidance. As a result, the Company consolidated Dave OD and all intercompany accounts have been eliminated.

1
3

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The carrying value of Dave OD’s assets and liabilities, after elimination of any intercompany transactions and balances, in the unaudited condensed consolidated balance sheet are as follows:

	As of June 30, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$21,706	$26,239
Member advances, net of allowance for unrecoverable advances of $1,756 and @ 1,315 as of June 30, 2022 and December 31, 2021, respectively	51,358	35,835
Debt and credit facility commitment fee, current	240	470
Debt facility commitment fee, long-ter m	102	131

Total assets	$73,406	$62,675

Liabilities
Accounts payable	$462	$411
Credit facility	20,000	20,000
Debt facility	35,000	35,000
Other current liability	—	400
Warrant liability	—	3,726

Total liabilities	$55,462	$59,537

Use of Estimates
The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the: (i) allowance for unrecoverable advances; (ii) realization of tax assets and estimates of tax liabilities; (iii) valuation of equity securities; (iv) fair value of derivatives; (v) valuation of note payable; (vi) fair value of warrant liabilities and (vii) fair value of the earnout liability. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
Below is detail of operating revenues (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Service based revenue, net
Processing fees, net	$23,853	$18,978	$44,831	$36,378
Tips	14,546	11,063	28,494	21,062
Subscriptions	4,346	4,123	8,500	8,995
Other	246	222	434	369
Transaction based revenue, net	2,814	2,843	6,097	4,851

Total	$45,805	$37,229	$88,356	$71,655

Service Based Revenue, Net:

Service based revenue, net primarily consists of tips, express processing fees, and subscriptions charged to Members, net of processor costs associated with advance disbursements. Member advances are treated as financial receivables under Accounting Standards Codification (“ASC”) 310 Receivables (“ASC 310”).
Processing Fees, Net
Express processing fees apply when a Member requests an expedited cash advance. At the Member’s election, the Company expedites the funding of advance funds within eight hours of the advance request, as opposed to the customary three business days. Express fees are nonrefundable loan origination fees and are recognized as revenues over the expected contractual term of the advance.
Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the expected contractual term of the advance. Direct origination costs recognized as a reduction of advance-related income during the three and six months ended June 30, 2022 was approximately
$1.1 million and $2.1 million, respectively. During the three and six months ended June 30, 2021 we recognized direct origination costs as a reduction of advance-related income of approximately
$0.9 million and $1.8 million, respectively.
Tips
The Company encourages but does not contractually require its Members who receive a cash advance to leave a discretionary tip. The Company treats tips as an adjustment of yield to the advances and are recognized over the average term of advances.
Subscriptions
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

1
4

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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
Subscription fees of $1 are received on a monthly basis from Members who subscribe to the Company’s application. The Company continually fulfills its obligation to each Member over the monthly

subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably as the Member receives and consumes the benefits of the platform throughout the contract period.
Price concessions granted to Members who have insufficient funds when subscription fees are due are forms of variable consideration under the Company’s contracts with Members. For price concessions, the Company has elected, as an accounting policy, to account for price concessions for the month at the end of the reporting month based on the actual amounts of concessions granted as the impact.
Service based revenue also consists of lead generation fees from the Company’s Side Hustle advertising partners. The Company is entitled to receive these lead generation fees when Members use the application to sign up for jobs with the Company’s various partners. Lead generation contracts contain a single performance obligation. Lead generation revenue is recognized at a point in time upon satisfaction and completion of the single performance obligation. The Company also offers a reward program to enable Dave debit card Members to earn subscription credits. The Company also offers a rewards program to enable eligible Dave debit card Members to earn subscription credits by spending funds with selected vendors. The program is managed by a third-party service provider and cash received by the Company from the third-party service provider is recorded as unearned revenue and recognized as revenue as the subscription credits are earned by the Members.
Transaction Based Revenue, Net:
Transaction based revenue, net primarily consists of interchange and ATM revenues from Dave’s Checking Product, net of
ATM-related
fees, and are recognized at the point in time the transactions occur, as the performance obligation is satisfied.
ATM-related
fees recognized as a reduction of transaction based revenue during the three and six months ended June 30, 2022 were approximately
$0.1 million and $0.2 million, respectively.
ATM-related fees recognized as a reduction of transaction based revenue during the three and six months ended June 30, 2021 were approximately
$0.2 million and $0.4 million, respectively.
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

1
5

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Marketable Securities
Marketable securities consist of investment in a money market mutual fund. The Co mpany carries
this investment

at f
air value and the fair value is determined by quoted prices in active markets and changes in fair value are recorded in other (income) expense in the consolidated statements of operations.
Short-
Term
Investments
Short-term investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as “available-for-sale”, as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of short-term investments are determined by quoted prices in active markets with unrealized gains and losses (other than credit related impairment) reported as a separate component of other comprehensive income. Unrealized gains and losses of short-term investments are included in accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in our condensed consolidated statements of comprehensive income. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pretax basis).
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

The Company’s accounting policy is to perform annual reviews of capitalized internally developed software projects to determine whether any indicators are present as of December 31, or whenever a change in circumstances suggests an indicator is present. If any indicators are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted cash flows attributed to the asset group to their carrying amounts. If the undiscounted cash flows expected to result from the remaining use of the asset (i.e., cash flows when testing recoverability) are less than the asset group’s carrying amount, the Company will determine the fair value of the asset group and recognize an impairment loss for the amount the carrying amount of the asset group exceeds its fair value. If based on the results of the recoverability test, no impairment is indicated as the remaining undiscounted cash flows exceed the carrying value of the Legacy Advance Software asset group, the carrying value of the asset group as of the assessment date is deemed fully recoverable. In addition, the Company evaluates the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset shall be amortized prospectively over that revised remaining useful life.

1
6

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Property and Equipment
,
Net
Property and equipment are stated at cost less accumulated depreciation. Property and equipment are recorded at cost and depreciated over the estimated useful lives ranging from 3 to 7 years using the straight-line method. Maintenance and repair costs are charged to operations as incurred and included within other operating expenses in the condensed
consolidated statements of operations.
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
Warrants
The Company reviewed the terms of warrants to purchase its Common Stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its condensed consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC Subtopic
815-40,
Derivatives and Hedging – Contracts in an Entity’s Own Equity. As the warrants do not meet the conditions for equity classification, they are carried on the condensed consolidated balance sheets as warrant liabilities measured at fair value, with subsequent changes in the fair value of the warrant recorded in the condensed consolidated statement of operations as change in fair value of warrants in other income (expense).
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
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Valuations are based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

1
7

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$36,083	$—	$—	$36,083
Short-term investments	—	194,347	—	194,347

Total assets	$36,083	$194,347	$—	$230,430

Liabilities
Warrant liabilities - public warrants	$539	$—	$—	$539
Warrant liabilities - private placement warrants	—	—	631	631
Earnout liabilities	—	—	48	48

Total liabilities	$539	$—	$679	$1,218

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$8,226	$—	$—	$8,226
Derivative asset on loans to stockholders	—	—	35,253	35,253

Total assets	$8,226	$—	$35,253	$43,479

Liabilities
Warrant liability	$—	$—	$3,726	$3,726
Note payab l e	—	—	15,051	15,051

Total liabilities	$—	$—	$18,777	$18,777

The Company had no assets and liabilities measured at fair value on a non-recurring
basis as of June 30, 2022 and December 31, 2021.
The Company also has financial instruments not measured at fair value. The Company has evaluated cash and cash equivalents, Member advances, net, restricted cash, accounts payable, and accrued expenses, and believes the carrying value approximates the fair value due to the short-term nature of these balances. The debt facility, convertible debt, and credit facility are not measured at fair value on a recurring basis. The fair value of the debt facility, convertible debt, and credit facility approximate their carrying values.
Marketable Securities:
The Company evaluated the quoted market prices in active markets for its marketable securities and has classified its securities as Level 1. The Company’s investments in marketable securities are exposed to price fluctuations. The fair value measurements for the securities are based upon the quoted prices of identical
items in active markets multiplied by the number of securities owned.
Short-Term Investments:
The following describes the valuation techniques used by the Company to measure the fair value of short-term investments held at June 30, 2022 and December 31, 2021.
U.S. Government Securities
The fair value of U.S. government securities is estimated by independent pricing services who use computerized valuation formulas to calculate current values. U.S. government securities are categorized in Level 2 of the fair value hierarchy.
Corporate Bonds and Notes
The fair value of corporate bonds and notes is estimated by independent pricing services who use computerized valuation formulas to calculate current values. These securities are generally categorized in Level 2 of the fair value hierarchy or in Level 3 when market-based transaction activity is unavailable and significant unobservable inputs are used.
Asset-Backed Securities
The fair value of these instruments is estimated by independent pricing services who use computerized valuation formulas to calculate current values. These securities are generally categorized in Level 2 of the fair value hierarchy or in Level 3 when market-based transaction activity is unavailable and significant unobservable inputs are used.
Derivative Asset Related to Loans to Stockholders:
In relation to certain loans to stockholders, the Company purchased call options which grant the Company the right to acquire a fixed number of the Company’s Common Stock, held by such stockholders over the exercise period (four years). However, the exercise price per share is not fixed. The approximate $3.273 exercise price per share increases by a nominal amount of approximately $0.005 for each month that lapses from the call option issuance date. As of the date of the Business Combination, the exercise price per share was approximately $3.42. The Company understands that this variability in the exercise price of the call option is tied to the passage of time, which is not an input to the fair value of the Company’s shares per ASC 815, Derivatives and Hedging (“ASC 815”). Therefore, the Company does not believe the call option meets the scope exception under ASC 815. As the scope exception is not met, the call option is accounted for as a derivative instrument. Accordingly, the call option was measured at fair value and presented as a derivative asset on loans to stockholders on the Company’s condensed consolidated balance sheets. Interest earned on the non-recourse
promissory notes was reported as interest income and changes in the fair value of the call option were reported as other income or expense

1
8

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

in the period incurred. The call option was measured at fair value at the end of each reporting period with change in fair value recorded in earnings. The fair value of the call option as of June 30, 2022 and December 31, 2021, was $0 and $35.3 million, respectively. Upon consummation of the Business Combination in January 2022, all of the call options related to the Loans to Stockholders were exercised, settling the derivative asset on Loans to Stockholders o
f $29.7 million and the contra-equity Loans to Stockholders of $15.2 million with APIC being the offsetting entry.
A roll-forward of the Level 3 derivative asset on loans to stockholders is as follows (dollars in thousands):

Opening value at January 1, 2021	$457
Amendment to loan to stockholder	5
Change in fair value during the year	34,791

Ending value at December 31, 2021	35,253
Change in fair value during the period	(5,572)
Exercise of call option	(29,681)

Ending value at June 30, 2022	$—

The Company used a probability-weighted expected return method (“PWERM”) to weight the indicated call options value determined under the binomial option pricing model to determine the fair value of the call options. The following table presents the assumptions used to value the call options for the year ended December 31, 2021:

December 31, 2021
Expected volatility	61.5%
Risk-free interest rate	0.2%
Remaining term	3.0 Years
Warrant Liability Related to Debt Facility:
As discussed further in Note 1
5
, Debit and Credit Facility, in January 2021, the Company issued warrants contemporaneously with a debt facility that met the definition of a derivative under ASC 815. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a loan commitment fees asset. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the warrant liability in the three and six months ended June 30, 2022, was $0 million and $0.4 million, respectively, which is presented within changes in fair value of warrant liability in the condensed consolidated statements of operations. Immediately prior to the close of the Business Combination, all, or 1,664,394 of the vested warrants were exercised and net settled for 450,841 shares of Legacy Dave’s Class A Common Stock pursuant to the terms of the Business Combination.
A roll-forward of the Level 3 warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2021	$—
Initial fair value at the original issuance date	106
Change in fair value during the year	3,620

Ending value at December 31, 2021	3,726
Change in fair value during the year	(361)
Exercise of warrant	(3,365)

Ending value at June 30, 2022	$—

1
9

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company used a PWERM to weight the indicated warrant liability value determined under the binomial option pricing model to determine the fair value of the warrant liability. The following table presents the assumptions used to value the warrant liability for the period ended December 31, 2021:

Expected volatility	57.0%
Risk-free interest rate	0.1 - 0.6%
Remaining term	0.0 -1.5 Years
Note Payable:
As discussed in Note 1
3
, Notes Payable, the Company has elected to measure the note payable at fair value using the fair value option of ASC
825-10.
The Company identified an embedded derivative related to a convertible feature in its promissory note and in accordance with ASC
815-15-25-1
criterion (b), since the Company has elected to apply the fair value option to the debt embedded features will not be separated from the debt host. The note payable is carried on the Company’s unaudited condensed consolidated balance sheet as a current liability estimated at fair value with changes in fair value reflected in earnings. The Company recorded an unrealized gain of $0 and $0.1 million related to the change in fair value of the promissory note for the three and six months ended June 30, 2022, respectively. Upon the Closing of the Business Combination, the promissory note was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination. Refer to Note
4
, The Reverse Recapitalization and Related Transactions for further details on the closing of the note payable.
A roll-forward of the Level 3 promissory note is as follows (dollars in thousands):

Opening value at January 1, 2021	$—
Fair value at issuance	14,608
Change in fair value during the year	443

Ending value at December 31, 2021	15,051
Change in fair value during the year	(51)
Discharge of obligation through the issuance of Common Stock	(15,000)

Ending value at June 30, 2022	$—

Public Warrants:
As discussed further in Note 1
4
, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash
expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the public warrant liability in the three and six months ended June 30, 2022, was approximately $8.8 million and $7.1 million, respectively, which is presented within changes in fair value of public warrant liability in the condensed consolidated statements of operations.
Private Warrants:
As discussed further in Note 1
4
, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash
expense within the
condensed consolidated
statement of operations. The liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the private warrant liability in the three and six months ended June 30, 2022, was approximately $8.8 million and $6.1 million, respectively, which is presented within changes in fair value of private warrant liability in the condensed consolidated statements of operations.
A roll-forward of the Level 3 private warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2022	$—
Initial fair value at the merger date	6,681
Change in fair value during the period	(6,050)

Ending value at June 30, 2022	$631

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the period ended June 30, 2022:

Exercise Price	$11.50
Expected volatility	88.2%
Risk-free interest rate	3.01%
Remaining term	4.51 years
Dividend yield	0%
Earnout Shares Liability:
As discussed further in Note 4, The Reverse Recapitalization and Related Transactions, as part of the recapitalization
, 1,586,037
shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year
term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the Founder Holder Earnout Shares liabilities in the three and six months ended June 30, 2022, was approximately $2.0 million and $9.6
million, respectively, which is presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.
A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (dollars in thousands):

Opening value at January 1, 2022	$—
Initial fair value at the merger date	9,682
Change in fair value during the period	(9,634)

Ending value at June 30, 2022	$48

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the period ended June 30, 2022:

June 30, 2022
Exercise Price	$11.50
Expected volatility	55.0%
Risk-free interest rate	3.01%
Remaining term	4.51 years
Dividend yield	0%
There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.
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

•	Prices, privileges, powers, preferences, and rights of our convertible preferred stock relative to those of the Common Stock;

•	Forecasted cash flow projections for the Company;

2
1

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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
The fair value of the Company’s common stock was estimated to b
e $0.935
per share as of August 5, 2019 (“August 2019 Valuation”) an
d $0.981
per share as of August 30, 2020 (“August 2020 Valuation”). In 2021, the Company’s management team first contemplated a transaction with a special purpose acquisition company (“SPAC Transaction”), which was incorporated into the June 7, 2021 valuation that resulted in a fair value of Dave’s
Common Stock
o
f $8.67
per share (“June 2021 Valuation”). The SPAC Transaction was considered in the subsequent valuation performed as of October 6, 2021 that resulted in a fair value of Dave’s
Common Stock
o
f $10.80
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
Concentration of Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member cash advances, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were approximately $25.8 million and $31.9 million
at June 30, 2022 and December 31, 2021, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day.
T
he Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated
A-1/P-1
or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.
No Member individually exceeded 10% or more of the Company’s Member cash advances balances as of June 30, 2022 and December 31, 2021.
Leases
ASC 842, Leases (“ASC 842”) requires lessees to recognize most leases on the condensed
consolidated balance sheet with a corresponding
right-of-use
asset.
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
Loans to Stockholders
In 2019, the Company entered into loan, pledge, and option agreements with various employees, who are also stockholders, to provide those employees cash in exchange for non-recourse
promissory notes and call options, which allow the Company to acquire shares held by these stockholders. Following ASC 310, the Company recorded the notes as a reduction to shareholders’ equity and will do so until it is repaid, or the associated call option is exercised and the Company reacquires the collateralized shares. Interest earned and accrued on the notes also increases this contra-equity account balance. Upon consummation of the Business Combination in January 2022, all of the call options related to the Loans to Stockholders were exercised and the related loans were settled.
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
Restricted Stock Unit Awards:
Restricted stock units (“RSUs”) are valued on the grant date and the fair value of the RSUs is equal to the estimated fair value of the Company’s Common Stock on the grant date. This compensation cost is recognized over the requisite service period as a component of stock-based compensation expense, presented within compensation and benefits in the condensed consolidated statements of operations. The Company recognizes forfeitures as they occur.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the three and six months ended June 30, 2022 were
approximately $20.8 million and $33.0 million, respectively, and are
presented within advertising and marketing in the condensed consolidated statements of operations. Advertising expense for the three and six months ended June 30, 2021 was approximately $11.9 million and $25.9 million, respectively.
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

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except those taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not
that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not,
the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not
threshold, no tax benefit is recorded. The Company has estimated approximately $0.5 million of uncertain tax positions as of both June 30, 2022 and December 31, 2021, related to state income taxes and research tax credits.
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
Net Loss Per Share Attributable to Stockholders
The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of June 30, 2022.
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
B-2
Preferred Shares”) and, together with the Series A Preferred Shares and the Series
B-1
Preferred Shares, the “Preferred Stock”), unvested
restricted stock awards
and early exercised stock options). The Company used the
two-class
method to compute net loss income per common share, because it had issued multiple classes of participating securities. The two-class
method requires earnings for the period to be allocated between multiple classes of participating securities based upon their respective rights to receive distributed and undistributed earnings. Losses are not attributed to participating securities as holders of Preferred Stock, unvested restricted stock awards
, and early
exercised
stock options are not contractually obligated to share in the Company’s losses.

2
5

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Basic net loss attributable to holders of Common Stock per share is calculated by dividing net loss attributable to holders of Common Stock by the weighted-average number of shares outstanding, excluding shares issued in relation to unvested restricted stock awards and vested early exercise options funded by non-recourse
notes (refer to Note
20
, Related-Party Transactions for further details on the Company’s Loans to Stockholders).
Diluted net loss per share attributable to holders of Common Stock adjusts the basic net loss per share attributable to stockholders and the weighted-average number of shares outstanding for the potentially dilutive impact of stock options, warrants, and restricted stock units using the treasury stock method and convertible preferred stock using the as-if-converted
method.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to holders of Common Stock (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(27,115)	$(864)	$(59,910)	$3,088
Less: noncumulative dividend to convertible preferred stockholders	—	—	—	(3,088)
Less: undistributed earnings to participating securities	—	—	—	—

Net loss attributed to common stockholders—basic	(27,115)	(864)	(59,910)	—
Add: undistributed earnings reallocated to common stockholders	—	—	—	—

Net loss attributed to common stockholders—diluted	$(27,115)	$(864)	$(59,910)	$—
Denominator
Weighted-average shares of common stock—basic	371,540,222	135,906,931	370,170,270	134,341,921
Dilutive effect of convertible preferred stock	—	—	—	185,833,546
Dilutive effect of equity incentive awards	—	—	—	34,167,964

Weighted-average shares of common stock—diluted	371,540,222	135,906,931	370,170,270	354,343,431
Net loss per share
Basic	$(0.07)	$(0.01)	$(0.16)	$0.00
Diluted	$(0.07)	$(0.01)	$(0.16)	$0.00
The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Equity incentive awards	15,094,013	40,779,422	15,065,036	1
Convertible debt	10,000,000	—	10,000,000	—
Convertible preferred stock	—	203,882,182	—	18,048,635
Series B-1 warrants	—	2,333,122	—	2,333,122
Total	25,094,013	246,994,726	25,065,036	20,381,758

2
6

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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
Upon the consummation of the Business Combination, in accordance with the terms and conditions of the Business Combination Agreement, all issued and outstanding Legacy Dave common stock was converted into shares of Common Stock at the Exchange Ratio. At closing, VPCC transaction costs of $22.6 million were paid, which reduced the proceeds from VPCC and reduced APIC. Additionally, $5.1 million of the costs were capitalized and included within deferred issuance costs in the consolidated balance sheet for the years ended December 31, 2021, and reduced APIC at closing. The remaining $7.5 million in transaction costs were accrued for at closing. Upon closing the Business Combination, Legacy Dave received $7.0 million in cash proceeds after transactions costs of $22.6 million were paid and released from VPCC’ trust account, net of redemptions of $224.2 million. At closing, each non-redeemed
outstanding share of Legacy Dave Class A common stock was converted into one share of Class A Common Stock.
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

2
8

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

recognized at their carrying value immediately prior to the closing with no goodwill or other intangible assets recorded and were as follows, net of transaction costs (in millions):

Cash	$202.0
Other assets	0.7
Accrued expense	(0.2)
Earnout liabilities (As Restated)	(9.7)
Warrant liability — Public	(7.6)
Warrant liability — Private	(6.7)

Net assets acquired (As Restated)	$178.5
Additionally, as part of the recapitalization, 5,392,528 shares of VPCC Class A common stock held by founders of VPCC (the “Founder Holders”) were exchanged with 5,392,528 shares of Dave Class A Common Stock
,
1,586,037 (or “Founder Holder Earnout Shares”) of which will be subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date as follows:
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

(ii)
in the event that, and as often as, the number of outstanding shares of Class A Common Stock is changed by reason of any dividend, subdivision, reclassification, recapitalization, split, combination, exchange or any similar event, then the applicable Common Share Price (as defined in the Business Combination Agreement) threshold (i.e., twelve dollars and fifty cents ($12.50))
will, for all purposes of the Business Combination Agreement (and an agreement with the Founder Holders (the “Founder Holder Agreement”)), in each case be equitably adjusted to reflect such change; and

The remaining Founder Holder Earnout Shares (634,415 Founder Holder Earnout Shares) shall immediately become fully vested and no longer subject to forfeiture upon the occurrence of Triggering Event II, which is defined as the first date on which the Common Share Price is equal to or greater than fifteen dollars ($15.00) after the Closing Date, but within the Earnout Period; provided that

(iii)
in the event of a change of control pursuant to which Dave Stockholders receive, or have the right to receive, cash, securities or other property attributing a value of at least fifteen dollars ($15.00) to each share of Class A Common Stock (as agreed in good faith by
Sponsor
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

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The Founder Holder Earnout Shares were recognized at fair value upon the closing of the Business Combination and classified as a liability. The issuance of the Founder Holder Earnout Shares will be recorded as a liability with the offsetting amount within APIC because the Business Combination is accounted for as a reverse recapitalization. The Founder Holder Earnout Shares will be remeasured to fair value at each reporting period end with changes in fair value going through the statements of operations.
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
Concurrently with the execution of the Business Combination Agreement, VPCC entered into Subscription Agreements (the “Subscription Agreement”) with certain investors (the “Subscription Investors”) pursuant to which the Subscription Investors agreed to purchase, and the Company agreed to sell to the Subscription Investors, an aggregate of 21,000,000 shares of the Class A Common Stock for a purchase price of $10 per share, or an aggregate of $210 million in gross cash proceeds (the “PIPE Financing”). On August 17, 2021 Alameda Research, a Subscription Investor agreed to pre-fund
its obligation under the original Subscription Agreement to subscribe for 1,500,000 shares of Class A Common Stock for $15.0 million of the aggregate PIPE Financing subscription amount. On August 17, 2021, Legacy Dave issued a promissory note with a principal amount of $15.0 million to Alameda Research and amended the Subscription Agreement to satisfy Alameda Research’s obligation to pay the $15.0 million purchase price under the Alameda Subscription Agreement by way of a full discharge of Legacy Dave’s obligations to pay the principal under the promissory note. Upon the closing of the Business Combination, the promissory note was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the private placement occurred immediately prior to the closing date.
The number of shares of Common Stock issued immediately following the consummation of the Business Combination were as follows:

	Class A	Class V
Common stock outstanding on December 31, 2021	92,436,304	48,450,639
Common stock activity between December 31, 2021 and January 5, 2022
Exercise of derivative asset and paydown of stockholder loans	(6,014,250)	—
Issuance of Class A Common Stock for stock option exercises	2,630,557	—
Repurchase of Class A Common Stock	(198,505)	—

Common Stock outstanding prior to the Business Combination	88,854,106	48,450,639
Conversion of preferred stock to Class A Common Stock	204,657,950	—
Class A Common Stock attributable to VPCC	2,958,831	—

Adjustment related to Reverse Recapitalization*	207,616,781	—
Founder Holder shares	3,806,491	—
Conversion of 2019 convertible notes and accrued interest to Class A common stock	225,330	—
Exercise of Series B-1 preferred stock warrants, net of settlement	450,841	—
Issuance of Class A common stock pursuant to the PIPE financing	21,000,000	—

Total shares of common stock as of closing of Business Combination and related transactions	321,953,549	48,450,639

*
The corresponding adjustment to APIC related to the reverse recapitalization was comprised of (i)
 approximately
$178.5 million which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the shares issued over the value of the net monetary assets of VPCC, net of transaction costs and (ii)
approximately
$72.2 million which represents the conversion of the convertible preferred stock into Dave Class A
Common Stock
.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

There were 32,078,481 Dave options outstanding immediately after the Business Combination.
Following the Business Combination, Dave warrants to purchase 11,444,235 shares of Class A
Common Stock
, consisting of (i) 6,344,131 public warrants listed on the Nasdaq and (ii) 5,100,214 private warrants, each with an exercise price of $11.50 per share, remained outstanding.
Note 5 Marketable Securities
Below is detail regarding marketable securities (in thousands):

	June 30, 2022	December 31, 2021
Marketable securities	$36,083	$8,226

Total	36,083	8,226

At June 30, 2022 and December 31, 2021, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund with a ticket symbol SSPXX. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At June 30, 2022, the investment portfolio had a weighted-average maturity of 13 days. At December 31, 2021, the investment portfolio had a weighted-average maturity of 46 days. The fund is publicly traded with a ticker symbol SSPXX.
The gain (loss) recognized in connection with the investment in marketable securities for the three and six months ended June 30, 2022, was insignificant and recorded as a component of interest income in the condensed consolidated statements of operations. The gain (loss) recognized in connection with the investment in marketable securities for the three and six months ended June 30, 2021, was insignificant and recorded as a component of interest income in the condensed consolidated statements of operations.
Note 6 Short-term investments
Below is a summary of short-term investments, which are measured at fair value as of June 30, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$173,376	$—	$(2,326)	$171,050
Asset-backed securities	20,449	—	(86)	20,363
Government securities	2,951	—	(17)	2,934

Total	$196,776	$—	$(2,429)	$194,347

At December 31
, 2021
, the Company had no short-term investments.
At
June 30, 2022, the Company’s short-term investments consisted of investments in corporate bonds and notes, asset backed securities, and government securities with varying maturity dates between 2022 through 2027. Proceeds from sales and purchases of short-term investments during the six months ended June 30, 2022, were
$0 and $196.8 million, respectively. The unrealized loss recorded in connection with the investment in short-term investments for the three and six months ended June 30, 2022, was approximately
 $2.4 million and recorded as a separate component of income in the condensed consolidated statement of comprehensive income.

Note 7 Member Cash Advances, Net
Below is detail regarding Member cash advances, net as of June 30, 2022 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Unrecoverable Advances	Member Advances, Net
1-10	$59,767	$(1,746)	$58,021
11-30	17,749	(4,750)	12,999
31-60	7,431	(4,573)	2,858
61-90	5,859	(4,432)	1,427
91-120	4,430	(3,649)	781

Total	$95,236	$(19,150)	$76,086

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Below is detail regarding Member cash advances, net as of December 31, 2021 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Unrecoverable Advances	Member Advances, Net
1-10	$39,910	$(1,313)	$38,597
11-30	8,111	(2,084)	6,027
31-60	4,781	(2,652)	2,129
61-90	3,986	(2,735)	1,251
91-120	4,220	(3,211)	1,009

Total	$61,008	$(11,995)	$49,013

Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for unrecoverable advances.
The roll-forward of the allowance for unrecoverable advances is as follows (dollars in thousands):

Opening allowance balance at January 1, 2022	$11,995
Plus: provision for unrecoverable advances	27,642
Less: amounts written-off	(20,487)

Ending allowance balance at June 30, 2022	$19,150

Opening allowance balance at January 1, 2021	$12,580
Plus: provision for unrecoverable advances	10,933
Less: amounts written-off	(13,964)

Ending allowance balance at June 30, 2021	$9,549

Note
8
 Property and Equipment, net
Property and Equipment, Net consisted of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Computer equipment	$989	$664
Leasehold improvements	404	384
Furniture and fixtures	13	14

Total property and equipment	1,406	1,062
Less: accumulated depreciation	(562)	(377)

Property and equipment, net	$844	$685

Depreciation expense for the three and six months ended June 30, 2022 was approximately $0.1 million and $0.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 was approximately $0.04 million and $0.1 million, respectively.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note
9
 Intangible Assets, Net
The Company’s Intangible assets, net consisted of the following (in thousands):

		June 30 , 2022			December 31, 2021
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$17,548	$(7,918)	$9,630	$13,109	$(5,342)	$7,767
Domain name	15.0 Years	121	(43)	78	121	(39)	82

Intangible assets, net		$17,669	$(7,961)	$9,708	$13,230	$(5,381)	$7,849

The future estimated amortization expenses as of June 30, 2022, were as follows (in thousands):

2022 (remaining)	$3,863
2023	2,951
2024	2,283
2025	561
2026	8
Thereafter	42

Total future amortization	$9,708

Total amortization
expense for the three and six months ended June 30, 2022, was approximately $1.6 million and $2.6

million, respectively.
Total amortization
expense for the three and six months ended June 30, 2021, was approximately $0.6 million and $1.2 million, respectively. No impairment charges were recognized related to long-lived assets for the six months ended June 30, 2022 and 2021.

Capitalized costs for internally developed software for the three and six months ended June 30, 2022 were approximately $2.2 million and $4.4 million, respectively. Capitalized costs for internally developed software for the three and six months ended June 30, 2021 were approximately $1.1 million and $2.3 million, respectively.
Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three and six months ended June 30, 2022 was approximately $0.6 million and $0.6 million, respectively. Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three and six months ended June 30, 2021 was approximately $0
.
Note
10
 Accrued Expenses
Accrued expenses consisted of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
Accrued charitable contributions	$5,343	$7,164
Accrued compensation	1,698	1,522
Sales tax payable	1,330	1,208
Accrued professional fees	729	2,163
Accrued banking and program fees	1,678	988

Total	$10,778	$13,045

Accrued charitable contributions include amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to third parties who use the funds to provide meals to those in need. For the three and six months ended June 30, 2022, the Company pledged approximately $1.0 million and $2.0 million related to charitable donations, respectively. For the three and six months ended June 30, 2021, the Company pledged approximately $1.2 million and $2.4 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other general and administrative expenses in the condensed consolidated statements of operations.
Accrued compensation includes accrued bonuses and one half of the portion of employer Social Security payroll taxes deferred under the CARES Act.
Note
1
1
 Line of Credit
In November 2017, the Company entered into a line of credit agreement with UBS (the “UBS Agreement”) which was terminated in March 2021. Issuance costs related to this transaction wer
e no
t
 significant. There was no stated maturity date, there were no financial covenants and the amount of the line of credit was solely dependent upon the total amount of assets the Company holds with UBS at any given point.
Upon termination, the Company repaid
 $
3.9
 million
.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note
1
2
 Convertible Note Payable
On March 21, 2022, the Company entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd., (the “Purchaser”) owner of FTX US (“FTX”), providing for the purchase and sale of a
c
onvertible
n
ote in the initial principal amount of $100.0 million (the “Note”). The Note bears interest at a rate of 3.00% per year (compounded semiannually), payable semi-annually in arrears on June 30th and December 31st of each year. Interest may be paid in-kind
or in cash, at the Company’s option. Forty-eight months (the “Maturity Date”) after the date of the initial issuance of the Note (the “Issuance Date”), the Company will pay the Purchaser the sum of (i) the outstanding principal amount of the Note, plus (ii) all accrued but unpaid interest thereon, plus (iii) all expenses incurred by the Purchaser (the “Redemption Price”). Payment of the Redemption Price on the Maturity Date will constitute a redemption of the Note in whole.
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
The effective interest rate as of June 30, 2022 was 3.01%. As of June 30, 2022, the outstanding balance of the Note, including paid in-kind interest was $100.8 million.
Note 1
3
 Note Payable
In August 2021, VPCC entered into an amendment to the private investment in public equity (“PIPE”) subscription agreement (“PIPE Amendment”) it previously entered into with Alameda Research Ventures LLC (“Alameda Research”) in connection with the proposed business combination with the Company (refer to Note 1, Organization and Nature of Business). The PIPE Amendment called for a $15.0 million pre-funding,
which was facilitated through the issuance of an unsecured promissory note by the Company to Alameda Research during November 2021. The Company’s obligations to repay the principal amount of the promissory note were discharged through the issuance of 1.5 million shares of VPCC to Alameda Research at the closing of the Business Combination. The promissory note bore an interest rate of the applicable short-term federal rate and was due at the earlier of (i) the one-year
anniversary of the promissory note or (ii) an event of default.
The Company has elected to measure the note payable debt instrument at fair value using the fair value option of ASC
825-10.
The Company determined that the feature to settle the promissory note with shares at the closing of the Business Combination was a contingently exercisable share settled put option that represented an embedded derivative instrument that required bifurcation from the host promissory note. Additionally, the feature to redeem the promissory note upon a default event was a contingently exercisable call option and represented an embedded derivative instrument that required bifurcation from the host promissory note. However, in accordance with ASC
815-15-25-1
criterion (b), since the Company has elected to apply the fair value option to the debt, the embedded features will not be separated from the debt host. The fair value of the Promissory Note was $0 and $15.0 million as of June 30, 2022 and December 31, 2021, respectively. Upon the closing of the Business Combination, the promissory note was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination. Refer to Note
4
, The Reverse Recapitalization and Related Transactions for further details on the closing of the note payable.

3
4

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note
1
4
 Warrant Liabilities
As of June 30, 2022, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
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
The Public Warrants and the Private Warrants have an exercise price of $11.50 per share, subject to adjustments and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.
Redemption of Public Warrants when the price per share of Class A Common Stock equals or exceed
s
$18.00:

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

3
5

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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
Note
1
5
 Debt and Credit Facility
In January 2021, Dave OD Funding I, LLC (“Borrower”) entered into a delayed draw senior secured loan facility (the “Debt Facility”) with
 Victory Park Management, LLC (“Agent”), allowing the Borrower to draw up to $100 million from various lenders associated with Victory Park Management, LLC (the “Lenders”). The Debt Facility has an interest rate of 6.95% annually plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. Interest is payable monthly in arrears. The Debt Facility has certain financial covenants, including a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance of $10.0 million and as of June 30, 2022, the Company was in compliance with all covenants. Payments of the loan draws are due at the following dates: (i) within five business days after the date of receipt by the Borrower and the Company (each, a “Credit

3
6

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Party”) or any of their subsidiaries of any net cash proceeds in excess of $250 thousand in the aggregate during any fiscal year from any asset sales (other than certain permitted dispositions), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (ii) within five business days after the date of receipt by any Credit Party or any of their subsidiaries, or the Agent as loss payee, of any net cash proceeds from any destruction or taking, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (iii) within three business days after the date of receipt by any Credit Party or any of their subsidiaries of any net cash proceeds from the incurrence of any indebtedness of any Credit Party or any of their subsidiaries (other than with respect to permitted indebtedness), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; and (iv) (a) if extraordinary receipts are received by any Credit Party in the aggregate amount in any fiscal year in excess of $250 thousand or (b) if an event of default has occurred and is continuing at any time when any extraordinary receipts are received by any Credit Party, then within five business days of the receipt by any Credit Party of any such extraordinary receipts, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to (x) 100% of such extraordinary receipts in excess of $250 thousand in respect of clause (a) above and (y) 100% of such extraordinary receipts in respect of clause (b) above. As of June 30, 2022 and December 31, 2021, respectively, the Company had drawn $35 million on the Debt Facility and ha
d
made no repayments.
In November 2021,
the
B
o
rrower
entered into an amendment of the Debt Facility which added a $20 million credit line (as amended, the “Credit Facility”) which has an interest rate of 8.95% annually plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. As of June 30, 2022 and December 31, 2021, respectively, the Company ha
d
drawn $20 million on the Credit Facility and has made no repayments.
Note
1
6
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
Stoffers v. Dave Inc. (filed September 16, 2020 in LA County Superior Court)
This is a purported class action lawsuit filed in connection with a July 2020 data breach. The Company is in the process of settling this matter; it estimates the settlement to be approximately $3.2 million and is included with Legal settlement accrual within the condensed consolidated balance sheets for the period ended June 30, 2022 and December 31, 2021.

Martinsek v. Dave Inc. (filed January 9, 2020 in the California Superior Court for the County of Los Angeles)
In January 2020, a former employee of the Company filed a complaint in the California Superior Court for the County of Los Angeles against the Company and the Company’s Chief Executive Officer, asserting claims for, among other things, breach of contract, breach of fiduciary duty, conversion, and breach of the implied covenant of good faith and fair dealing. The complaint alleges that the Company and the Chief Executive Officer misappropriated approximately 9.2 million shares (as adjusted for a 10:1 forward stock split in November 2020 and the 1.354387513 Exchange Ratio
) by rescinding a stock option agreement and a restricted stock purchase agreement between the Company and the former employee under which such shares were issued and repurchasing the shares. The Company rescinded the agreements for failure of consideration.
The Company and the Chief Executive Officer answered, denying all claims and asserting defenses. The Company is actively litigating this matter.

3
7

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Whalerock v. Dave Inc. (filed April 4, 2020 in the California Superior Court for the County of Los Angeles)
Whalerock Industries Holding Company, LLC (“Whalerock”)
filed an unlawful detainer action against the Company on or about August 4, 2020, which was dismissed by Whalerock on March 18, 2021. On or about March 29, 2021, Whalerock initiated new litigation against the Company seeking declaratory relief. This matter involves a dispute between the Company and Whalerock over the commencement date of the 18-month sublease entered into by the Company and Whalerock in May 2020 for office space in West Hollywood, California. The Company is actively litigating this matter and cannot estimate the likely outcome at this time.
Lopez v. Dave Inc. (filed July 15, 2022 in the United States District Court for the Northern District of California)
This is a purported class action alleging violations of California consumer protection laws and state and federal lending laws, among other things. The Complaint seeks injunctive relief; damages; restitution; non-restitutionary disgorgement; pre- and post-judgment interest; and reasonable attorneys’ fees and costs. The Company is actively litigating this matter and cannot estimate the likely outcome at this time.
Note
1
7
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
All leases were classified as operating and operating lease expenses are presented within other general and administrative expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (dollars in thousands)
:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Operating lease cost	$1,006	$343
Short-term lease cost	8	—
Variable lease cost	—	—

Total lease cost	$1,014	$343

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Other information:
Cash paid for operating leases	$1,061	$281
Right-of-use assets obtained in exchange for new operating lease liability	$—	$—
Weighted-average remaining lease term - operating lease	1.91	2.38
Weighted-average discount rate - operating lease	10%	10%

3
8

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The future minimum lease payments as of June 30, 2022, were as follows (in thousands):

Year	Third-Party Commitment	Related-Party Commitment	Total
2022 (remaining)	$885	$168	$1,053
2023	148	339	487
2024	—	295	295
2025	—	309	309
Thereafter	—	—	—

Total minimum lease payments	$1,033	$1,111	$2,144

Less: imputed interest	(25)	(165)	(190)

Total lease liabilities	$1,008	$946	$1,954

Note 18 Preferred Stock and Stockholders’ Equity
As of June 30, 2022, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
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
Class A and Class V Common Stock:
The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. As of June 30, 2022, the Company had authorized
500,000,000 and 100,000,000
shares of Class A Common Stock and Class V Common Stock. As of June 30, 2022, the

Company had
325,671,886 and 48,450,639
 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of June 30, 2022, the Company had 324,085,849 and 48,450,639 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.
Note
1
9
 Stock-Based Compensation
In 2017, the Company’s Board of Directors adopted the Dave Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan authorized the award of stock options, restricted stock, and restricted stock units. On January 4, 2022, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was previously approved, subject to stockholder approval, by the Company’s Board of Directors on January 4, 2022. Upon the consummation of the Business Combination with VPCC, the 2017 Plan was terminated and replaced by the 2021 Plan. The maximum term of stock options granted under the 2021 Plan is 10 years and the awards generally vest over a four year period.
On January 4, 2022, the stockholders of the Company approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP was previously approved, subject to stockholder approval, by the Company’s Board of Directors on January 4, 2022. The ESPP became effective immediately upon the completion of the Business Combination with VPCC.
The Company recognized approximately $22.9 million and $26.0 million of stock-based compensation expense arising from stock option and restricted stock grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively. The Company recognized approximately $1.1 million and $2.8 million of stock-based compensation expense arising from stock option and restricted stock grants for the three and six months ended June 30, 2021, respectively.

3
9

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options:
Management has valued stock options at their date of grant utilizing the Black-Scholes option pricing model. The fair value of the underlying shares was estimated by using a number of inputs, including recent arm’s length transactions involving the sale of the Company’s Class A Common Stock.
The following table presents the weighted-average assumptions used to value options granted during the six months ended June 30, 2021:

Expected term	6.0 years
Risk-free interest rate	0.9%
Expected dividend yield	0.0%
Expected volatility	60.7%
The Company had no stock options granted during the six months ended June 30, 2022.
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
Activity with respect to stock options is summarized as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding, January 1, 2022	34,709,027	$0.64
Granted	—	$—
Exercised	(3,399,111)	$0.45
Forfeited	(919,941)	$0.68
Expired	(2,595)	$0.69

Options outstanding, June 30, 2022	30,387,380	$0.66

Nonvested options, June 30, 2022	20,097,672	$0.72

Vested and exercisable, June 30, 2022	10,289,708	$0.54

At June 30, 202
2
, total estimated unrecognized stock-based compensation cost related to nonvested stock options granted prior to that date was approximately $15.6 million, which is expected to be recognized over a weighted-average period of 3.8 years. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $0 and $1.23 per share, respectively.
The

Company allowed certain stock option holders to exercise unvested options to purchase shares of Common Stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of June 30, 2022 and 2021,

355,526

and
736,230
shares of Common Stock were subject to repurchase at weighted-average exercise prices of $
0.69

and $
67
, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheets as such shares are considered legally outstanding.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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
The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.	0%
Restricted Stock Units:
Activity with respect to Restricted Stock Units is summarized as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares at January 1, 2022	—	$—
Granted	16,019,813	$6.48
Vested	—	$—
Forfeited	(954,777)	$6.56

Nonvested shares at June 30 , 2022	15,065,036	$6.48

The Company had RSUs activity during the six months ended June 30, 2021.
At June 30, 2021, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $76.2 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Note
20
 Related-Party Transactions
Leasing Arrangements:
During the three and six months ended June 30, 2022, the Company paid approximately $0.1 million and $0.2 million, respectively, under lease agreements with PCJW for general office space in Los Angeles, California, and during the three and six months ended June 30, 2021, the Company paid approximately $0.1 million and $0.2 million, respectively.
The following is a schedule of future minimum rental payments as of June 30, 2022, under the Company’s sub-lease
for the properties located in Los
Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2022 (remaining)	$168
2023	339
2024	295
2025	309
Thereafter	—

Total minimum lease payments	$1,111

Less: imputed interest	(165)

Total lease liabilities	$946

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The related-party components of the lease
right-of-use
assets, lease liabilities, short-term, and lease liabilities, long-term, are presented as part of the right-of-use
asset and lease liability on the condensed consolidated balance sheets.
Related-Party Exercise Receivable Promissory Notes:
During 2018, the Company received
non-recourse
promissory notes from certain employees, which allowed for the early exercise of stock options, with the exercise price to be paid back to the Company at a later date. The notes for approximately $0.1 thousand were secured by a pledge of 1,942,250 shares. During 2020, the Company received a non-recourse
promissory note from a certain executive, which allowed for the early exercise of stock options, with the exercise price to be paid back to the Company at a later date. The note for approximately $1.0 million was secured by a pledge of 1,050,000 shares. The promissory notes have a term of five years and carry stated interest rates between 1.5% and 2.0%, which are compounded annually.
Prior to the consummation of the Business Combination in January 2022, the promissory notes were repaid. The amounts due as of June 30, 2022 and December 31, 2021, were
$0 and
approximately
 $1.1 million, respectively.
On January 3, 2022, Legacy Dave entered into an agreement with a certain executive to transfer and sell shares of Legacy Dave common stock to Legacy Dave. A total of 146,565 shares of Legacy Dave’s common stock were repurchased for an aggregate purchase amount of $1.6 million, which resulted in an extinguishment of the related-party exercise receivable promissory notes.
Loans to Stockholders:
In 2019, the Company entered into loan, pledge, and option agreements (“Loans to Stockholders”) with various employees, who are also stockholders, to provide those employees cash in exchange for non-recourse
promissory notes and call options, which allow the Company to acquire shares held by these stockholders. The entire unpaid principal balance of these Loans to Stockholders, together with all accrued but unpaid interest, is due and payable upon the earlier (i) of August 12, 2026; (ii) a liquidity event; or (iii) upon the exercise of the call option by the Company. These Loans to Stockholders carry stated interest rates of 1.87%, which are compounded annually. Please refer to Note
3
, Significant Account Policies Summary of Significant Accounting Policies, for further details on the fair value of the derivative asset related to the Loans to Stockholders. Upon consummation of the Business Combination in January 2022, all of the call options related to the Loans to Stockholders were exercised and the related loans were settled. The Loans to Stockholders, inclusive of interest, were
$0 and approximately
 $15.2 million as of June 30, 2022 and December 31, 2021,
respectively.
Note
2
1
 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company is required to make matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.5 million and $0.9 million for the three
 and six months ended June 30, 2022, respectively, and
approximately
$0.2

million and $0.4 million
f
or the three and six months ended June 30, 2021, respectively.
Note 2
2
 Subsequent Events
Management has evaluated all events and transactions through the date the Company issued these condensed consolidated financial statements.

4
2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022. Actual results may differ materially from those contained in any forward-looking statements. Unless otherwise noted or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Dave Inc. and our consolidated subsidiaries subsequent to the closing of the Business Combination (as defined below).
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
Market research conducted by Dave found that legacy financial institutions commonly require a more extensive banking relationship and days or even weeks of wait times to access their features and services, which can potentially be more onerous in order to obtain premium features (e.g., access to increased interest rates requires direct deposit or higher minimum daily balances). Even new challenger banks often take multiple days or even weeks before allowing members to access certain premium features, according to the same research. In contrast, Members are able to utilize all of Dave’s products individually and instantly, whether or not their banking relationship is with us. As an example, our ExtraCash product allows new Members to access up to $500 to cover an overdraft at their existing bank. We are able to do this by leveraging our proprietary machine learning engine that analyzes a Member’s prior transaction history at their existing bank. This flexible approach to Member choice and speed to value has been a key driver of our growth and best-in-Class
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
The Note will be convertible into shares of our Class A Common Stock (“Common Stock”) at the option of FTX Ventures, upon delivery on one or more occasions of a written notice to us electing to convert the Note or all of any portion of the outstanding principal amount of the Note. The initial conversion price of the Note is $10.00 per share of Common Stock (the “Conversion Price”). The Conversion Price of the Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. The Note and the shares of Common Stock issuable upon conversion of the Note have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.

Beginning on the 24-month anniversary of the Issuance Date continuing until the Maturity Date, if the closing price of the Common Stock equals or exceeds 175% of the Conversion Price for 20 out of the 30 consecutive trading days ending immediately preceding the delivery of the notice of our election to convert the Note, the Note will be convertible into shares of Common Stock, upon delivery of a written notice to FTX Ventures electing to convert the Note or all or any portion of the outstanding principal amount of the Note.
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
Restatement of Consolidated Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain adjustments made to our previously issued condensed consolidated financial statements as of and for the six months ended June 30, 2021. The determination to restate these condensed consolidated financial statements was made by management after its review of records related to the classification of cash flows to/from Member advances, in connection with its preparation of the Company’s condensed consolidated financial statements for the six months ended June 30, 2022. See Note 2—Restatement of Previously Issued Financial Statements to our condensed consolidated financial statements.
COVID-19
Impact
There are many uncertainties regarding the current global pandemic involving a novel strain of coronavirus
(“COVID-19”),
and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it has and may in the future impact our Members, employees, suppliers, vendors, and business partners. The duration and magnitude of the continuing effects of
COVID-19
on our Members remain uncertain and dependent on various factors, including the severity and transmission rate of the virus, new variants of the virus, the nature of and duration for which preventive measures remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs, and the type of stimulus measures and other policy responses that the U.S. government may further adopt.
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
Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 3, Summary of Significant Accounting Policies in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form
10-Q.
Service based revenue, net
Service based revenue, net primarily consists of optional tips, optional express processing fees and subscriptions charged to Members, net of processor-related costs associated with advance disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners as well as fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants.
Transaction based revenue, net
Transaction based revenue, net consists of interchange and ATM revenues from our Checking Product, net of
ATM-related
fees and cashback rewards, and are recognized at the point in time the transactions occur, as the performance obligation is satisfied.
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
Processing and Servicing Fees
Processing and servicing fees consist of fees paid to our processing partners for the recovery of advances, optional tips, optional express processing fees and subscriptions. These expenses also include fees paid for services to connect Members’ bank accounts to our application. Except for processing and servicing fees associated with advance disbursements which are recorded net against revenue, all other processing and service fees are expensed as incurred.
Advertising and Marketing
Advertising and marketing expenses consist primarily of fees we pay to our platform partners. We incur advertising, marketing and production-related expenses for online, social media and television advertising and for partnerships and promotional advertising. Advertising and marketing expenses are expensed as incurred although they typically deliver a benefit over an extended period.

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
Other (Income) Expenses
Other (income) expenses consist of interest income, interest expense, legal settlement and litigation expenses, derivative asset fair value adjustments, other strategic financing and transactional expenses, gain on extinguishment of a liability, earnout liabilities fair value adjustments, and warrant liability fair value adjustments.
Provision for Income Taxes
Provision for income taxes consists of the federal and state corporate income taxes accrued on income resulting from the sale of our services. On March 27, 2020, the CARES Act was signed into law, which among other things, includes certain income tax provisions for corporations; however, these benefits did not impact our current tax provision.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021

	For the Three Months Ended		Change
	June 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Service based revenue, net
Processing fees, net	$23,853	$18,978	$4,875	26%
Tips	14,546	11,063	3,483	31%
Subscriptions	4,346	4,123	223	5%
Other	246	222	24	11%
Transaction based revenue, net	2,814	2,843	(29)	-1%

Total	$45,805	$37,229	$8,576	23%

Operating revenues
Service based revenue, net—
Processing fees, net
Processing fees, net of processor costs associated with advance disbursements, for the three months ended June 30, 2022 were approximately $23.9 million, an increase from approximately $19.0 million for the three months ended June 30, 2021. The increase of approximately $4.9 million, or 26%, was primarily attributable to increases in total advance volume from approximately $323.2 million to approximately $561.5 million along with a higher average advance amount period over period. Processing fees tend to increase as advance volume increases, but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance remained consistent for the three months ended June 30, 2022 and 2021, respectively. The average processing fees Members paid to expedite these advances increased slightly for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Tips
Tips for the three months ended June 30, 2022 were approximately $14.5 million, an increase from approximately $11.1 million for the three months ended June 30, 2021. The increase of approximately $3.4 million, or 31%, was primarily attributable to increases in total advance volume from approximately $323.2 million to approximately $561.5 million period over period. Tips tend to increase as advance volume increases, but may not always trend ratably as tips often vary depending on the total amount of the advance. The percentage of Members that chose to leave a tip decreased slightly for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. For those same periods, the average amount of tip Members chose to leave increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Subscriptions
Subscriptions for the three months ended June 30, 2022 were approximately $4.3 million, an increase from approximately $4.1 million during the three months ended June 30, 2021. The increase of approximately $0.2 million, or 5%, was primarily attributable to higher subscription engagement with Members on our platform.
Operating expenses

	For the Three Months Ended		Change
	June 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Provision for unrecoverable advances	$13,857	$7,395	$6,462	87%
Processing and servicing fees	7,590	5,495	2,095	38%
Advertising and marketing	20,793	11,855	8,938	75%
Compensation and benefits	39,138	9,869	29,269	297%
Other operating expenses	17,442	8,887	8,555	96%

Total	$98,820	$43,501	$55,319	127%

Provision for unrecoverable advances—
The provision for unrecoverable advances totaled approximately $13.9 million for the three months ended June 30, 2022, compared to approximately $7.4 million for the three months ended June 30, 2021. The increase of approximately $6.5 million, or 87%, was primarily attributable to increases in provision expense related to Member advances aged over 120 days and those that have become uncollectible based on information available to us of approximately $4.8 million in addition to an increase in provision expense related to Member advances aged 120 days and under of approximately $1.7 million.
The increase in provision expense related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was driven primarily by aged receivables and the increase in advance volume during the first quarter of 2022. All impaired advances deemed uncollectible are subsequently written-off
and are a direct reduction to the allowance for unrecoverable advances.
The increase in provision expense related to Member advances aged 120 days and under, was primarily attributed to significant increases in average advance amounts and total advance volume from approximately $323.2 million to approximately $561.5 million for the three months ended June 30, 2021 and 2022, respectively. This resulted in an increase to the allowance for unrecoverable advances and corresponding higher provision for unrecoverable advances expense during the three months ended June 30, 2022 as compared to June 30, 2021. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.

Throughout the first three months of 2022, loss and collections experience of Member advances remained steady, however, historical loss and collections experience utilized in the calculation of the provision for unrecoverable advances decreased slightly when compared to historical rates used in 2021 primarily as a result of underwriting modifications made during early 2020 in response to the onset of
COVID-19.
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
For information on the aging of Member advances and a rollforward of the allowance for unrecoverable advances, refer to the tables in Note 7 Member Cash Advances, Net in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q.
Processing and service fees—
Processing and servicing fees totaled approximately $7.6 million for the three months ended June 30, 2022, compared to approximately $5.5 million for the three months ended June 30, 2021. The increase of approximately $2.1 million, or 38%, was primarily attributable to the increase in advance volume from $323.2 million to approximately $561.5 million for the three months ended June 30, 2022 and 2021, respectively, offset by volume associated discounts and cost savings due to price reductions from our processors.
Advertising and marketing—
Advertising and marketing totaled approximately $20.8 million for the three months ended June 30, 2022, compared to approximately $11.9 million for the three months ended June 30, 2021. The increase of approximately $8.9 million, or 75%, was primarily attributable to increased advertising efforts, production costs and promotions across various social media platforms and television.
Compensation and benefits—
Compensation and benefits totaled approximately $39.1 million for the three months ended June 30, 2022, compared to approximately $9.9 million for the three months ended June 30, 2021. The increase of approximately $29.2 million, or 297%, was primarily attributable to the following:

•	an increase in payroll and related costs of approximately $6.8 million, primarily due to hiring and increased headcount throughout the business;

•
an increase in consultants and contractor costs of approximately $0.6 million, primarily due to our need to supplement recruiting efforts, increase IT security, marketing, design and augmenting customer service resources; and

•
an increase in stock-based compensation of approximately $21.8 million, primarily due to restricted stock units granted during the three months ended June 30, 2022 and stock options granted to a certain executive during 2021, which achieved certain performance conditions associated with the close of the Business Combination.

Other operating expenses—
Other operating expenses totaled approximately $17.4 million for the three months ended June 30, 2022, compared to approximately $8.9 million for the three months ended June 30, 2021. The increase of approximately $8.5 million, or 96%, was primarily attributable to the following:

•	an increase in insurance related costs of approximately $1.8 million, primarily related to Director and Officer and Cyber Insurance premiums;

•
an increase in accounting costs of approximately $0.4 million, primarily related to various audit, tax and Sarbanes-Oxley compliance readiness related fees associated with the Business Combination in January 2022;

•
an increase in technology and infrastructure expenses of approximately $1.4 million, primarily due to increased spending to support the growth of our business and development of new products and features;

•
an increase in expenses related to our Checking Product of approximately $2.7 million, primarily attributable to processing and fraud related costs associated with the growth in Members and the number of transactions processed;

•	an increase in legal fees of approximately $0.5 million, primarily due to ongoing litigation, compliance, employment and general corporate related matters;

•	an increase in various administrative fees of approximately $0.6 million, primarily due to increases in licenses and fees, travel and entertainment, and company meetings;

•
an increase in depreciation and amortization of approximately $1.0 million, primarily due to accelerated amortization related to the change in useful life of a certain intangible asset, equipment purchases for increased headcount and amortization of internally developed software; and

•
an increase in rent expense of approximately $0.3 million, due to additional leased office space; offset by a decrease in charitable contribution expenses of approximately $0.2 million, primarily due to decreased amounts pledged to charitable meal donations related to Members’ tips.

Other (income) expense

	For the Three Months Ended		Change
	June 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Interest income	$(647)	$(70)	$(577)	824%
Interest expense	2,288	508	1,780	350%
Legal settlement and litigation expenses	—	241	(241)	-100%
Other strategic financing and transactional expenses	1,870	116	1,754	1512%
Gain on extinguishment of liability	(4,290)	—	(4,290)	-100%
Changes in fair value of earnout liabilities	(7,594)	—	(7,594)	-100%
Changes in fair value of derivative asset on loans to stockholders	—	(6,896)	6,896	-100%
Changes in fair value of warrant liabilities	(17,549)	680	(18,229)	-2681%

Total	$(25,922)	$(5,421)	$(20,501)	378%

Interest income—
Interest income totaled approximately $0.6 million for the three months ended June 30, 2022, compared to approximately $0.1 million for the three months ended June 30, 2021. The increase of approximately $0.5 million, or 824%, was primarily attributable to interest earned from a higher marketable securities balance and yields from short-term investments during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Interest expense—
Interest expense totaled approximately $2.3 million for the three months ended June 30, 2022, compared to approximately $0.5 million for the three months ended June 30, 2021. The increase of approximately $1.8 million, or 350%, was primarily attributable to interest related to increased borrowings from the delayed draw senior secured loan facility (the “Debt Facility”) which Dave OD Funding I, LLC (“Dave OD”) entered into during January 2021, and was subsequently amended in November 2021 to include a $20 million line of credit (the “Credit Facility”), along with interest related to the Note with FTX Ventures which was issued in March 2022.
Legal settlement and litigation expenses—
Legal settlement and litigation expenses totaled $0 for the three months ended June 30, 2022, compared to approximately $0.2 million for the three months ended June 30, 2021. See “Information About Dave —Legal Proceedings” for more information regarding pending legal actions. The decrease of approximately $0.2 million, or 100%, was primarily attributable to reduced non-recurring
settlement and litigation expenses as compared to those expenses recorded during the three months ended June 30, 2021.
Other strategic financing and transactional expenses—
Other strategic financing and transactional expenses totaled approximately $1.9 million for the three months ended June 30, 2022, compared to approximately $0.1 million for the three months ended June 30, 2021. The increase of approximately $1.8 million, or 1512%, was primarily attributable to spend on exploring various strategic financing alternatives and various transactional opportunities.
Gain on extinguishment of liability—
Gain on extinguishment of liability totaled approximately $4.3 million for the three months ended June 30, 2022, compared to $0 for the three months ended June 30, 2021. The increase of approximately $4.3 million, or 100%, was primarily attributable to the extinguishment of a $7.5 million liability in exchange for shares of Class A Common Stock.
Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a benefit of approximately $7.6 million for the three months ended June 30, 2022, compared to an expense of $0 for the three months ended June 30, 2021. The increase of approximately $7.6 million, or 100%, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to decreases in our underlying Class A Common Stock price.
Changes in fair value of derivative asset on loans to stockholders—
Changes in fair value of derivative asset on loans to stockholders totaled $0 for the three months ended June 30, 2022, compared to a benefit of approximately $6.9 million for the three months ended June 30, 2021. The decrease of approximately $6.9 million, or 100%, was primarily attributable to the exercise of the call options and settlement of the derivative asset during the close of the Business Combination in January 2022. Please refer to Note 3 in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q.
Changes in fair value of warrant liability—
Changes in fair value of warrant liability totaled a benefit of approximately $17.5 million for the three months ended June 30, 2022, compared to an expense of approximately $0.7 million for the three months ended June 30, 2021. The increase of approximately $18.2 million, or 2681%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price, offset by fair value adjustments associated with certain warrants exercised during the Business Combination.

Provision for income taxes

	For the Three Months Ended		Change
	June 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Provision (benefit) for income taxes	$22	$13	$9	69%

Total	$22	$13	$9	69%

Provision for income taxes for the three months ended June 30, 2022 increased by approximately $0.009 million, or 69%, compared to the three months ended June 30, 2021. This increase was primarily attributable to an increase in state taxes, including gross margin state taxes, relative to state taxes recognized for the three months ended June 30, 2021.
Comparison of the Six Months Ended June 30, 2022 and 2021

	For the Six Months Ended		Change
	June 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Service based revenue, net
Processing fees, net	$44,831	$36,378	$8,453	23%
Tips	28,494	21,062	7,432	35%
Subscriptions	8,500	8,995	(495)	-6%
Other	434	369	65	18%
Transaction based revenue, net	6,097	4,851	1,246	26%

Total	$88,356	$71,655	$16,701	23%

Operating revenues
Service based revenue, net—
Processing fees, net
Processing fees, net of processor costs associated with advance disbursements, for the six months ended June 30, 2022 were approximately $44.8 million, an increase from approximately $36.4 million for the six months ended June 30, 2021. The increase of approximately $8.4 million, or 23%, was primarily attributable to increases in total advance volume from approximately $600.1 million to approximately $1,097.0 million along with a higher average advance amount period over period. Processing fees tend to increase as advance volume increases, but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance remained consistent for the six months ended June 30, 2022 and 2021, respectively. The average processing fees Members paid to expedite these advances increased slightly for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Tips
Tips for the six months ended June 30, 2022 were approximately $28.5 million, an increase from approximately $21.1 million for the six months ended June 30, 2021. The increase of approximately $7.4 million, or 35%, was primarily attributable to increases in total advance volume from approximately $600.1 million to approximately $1,097.0 million period over period. Tips tend to increase as advance volume increases, but may not always trend ratably as tips often vary depending on the total amount of the advance. The percentage of Members that chose to leave a tip decreased slightly for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. For those same periods, the average amount of tip Members chose to leave increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Subscriptions
Subscriptions for the six months ended June 30, 2022 were approximately $8.5 million, a decrease from approximately $9.0 million during the six months ended June 30, 2021. The decrease of approximately $0.5 million, or 6%, was primarily attributable to lower subscription engagement with Members on our platform.
Transaction based revenue, net—
Transaction based revenue, net for the six months ended June 30, 2022 was approximately $6.1 million, an increase from approximately $4.9 million, for the six months ended June 30, 2021. The increase of approximately $1.2 million, or 26%, was primarily attributable to the growth in Members engaging with our Checking Product and corresponding growth in the number of transactions initiated by Members
.
Operating expenses

	For the Six Months Ended		Change
	June 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Provision for unrecoverable advances	$27,642	$10,933	$16,709	153%
Processing and servicing fees	14,133	10,715	3,418	32%
Advertising and marketing	32,997	25,895	7,102	27%
Compensation and benefits	57,032	19,253	37,779	196%
Other operating expenses	32,240	21,464	10,776	50%

Total	$164,044	$88,260	$75,784	86%

Provision for unrecoverable advances—
The provision for unrecoverable advances totaled approximately $27.6 million for the six months ended June 30, 2022, compared to approximately $10.9 million for the six months ended June 30, 2021. The increase of approximately $16.7 million, or 153%, was primarily attributable to increases in provision expense related to Member advances aged over 120 days and those that have become uncollectible based on information available to us of approximately $6.5 million in addition to an increase in provision expense related to Member advances aged 120 days and under of approximately $10.2 million.
The increase in provision expense related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was driven primarily by aged receivables and the increase in advance volume during the first quarter of 2022. All impaired advances deemed uncollectible are subsequently written-off
and are a direct reduction to the allowance for unrecoverable advances.

The increase in provision expense related to Member advances aged 120 days and under, was primarily attributed to significant increases in average advance amounts and total advance volume from approximately $600.1 million to approximately $1,097.0 million for the six months ended June 30, 2021 and 2022, respectively. This resulted in an increase to the allowance for unrecoverable advances and corresponding higher provision for unrecoverable advances expense during the six months ended June 30, 2022 as compared to June 30, 2021. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.
Throughout the first six months of 2022, loss and collections experience of Member advances remained steady, however, historical loss and collections experience utilized in the calculation of the provision for unrecoverable advances decreased slightly when compared to historical rates used in 2021, primarily as a result of underwriting modifications made during early 2020 in response to the onset of
COVID-19.
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
For information on the aging of Member advances and a rollforward of the allowance for unrecoverable advances, refer to the tables in Note 7 to Member Cash Advances, Net to the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q.
Processing and service fees—
Processing and servicing fees totaled approximately $14.1 million for the six months ended June 30, 2022, compared to approximately $10.7 million for the six months ended June 30, 2021. The increase of approximately $3.4 million, or 32%, was primarily attributable to the increase in advance volume from $600.1 million to approximately $1,097.0 million for the six months ended June 30, 2022 and 2021, respectively, offset by volume associated discounts and cost savings due to price reductions from our processors.
Advertising and marketing—
Advertising and marketing totaled approximately $33.0 million for the six months ended June 30, 2022, compared to approximately $25.9 million for the six months ended June 30, 2021. The increase of approximately $7.1 million or 27% was primarily attributable to increased marketing efforts, production costs and promotions across various social media platforms and television.
Compensation and benefits—
Compensation and benefits totaled approximately $57.0 million for the six months ended June 30, 2022, compared to approximately $19.3 million for the six months ended June 30, 2021. The increase of approximately $37.7 million, or 196%, was primarily attributable to the following:

•	an increase in payroll and related costs of approximately $12.4 million, primarily due to hiring and increased headcount throughout the business;

•
an increase in consultants and contractor costs of approximately $2.0 million, primarily due to our need to supplement recruiting efforts, increase IT security, marketing, design and augmenting customer service resources; and

•
an increase in stock-based compensation of approximately $23.3 million, primarily due to restricted stock units granted during the six months ended June 30, 2022 and to the expenses related to stock options granted to a certain executive during 2021, which achieved certain performance conditions associated with the close of the Business Combination.

Other operating expenses—
Other operating expenses totaled approximately $32.2 million for the six months ended June 30, 2022, compared to approximately $21.5 million for the six months ended June 30, 2021. The increase of approximately $10.7 million, or 50%, was primarily attributable to the following:

•	an increase in insurance related costs of approximately $3.6 million, primarily related to director and officer insurance premiums;

•
an increase in accounting costs of approximately $0.9 million, primarily related to various audit, tax and Sarbanes Oxley compliance readiness related fees associated with the Business Combination in January 2022;

•
an increase in technology and infrastructure expenses of approximately $2.6 million, primarily due to increased spending to support the growth of our business and development of new products and features;

•
an increase in expenses related to our Checking Product of approximately $3.7 million, primarily attributable to processing and fraud related costs associated with the growth in Members and the number of transactions processed;

•	an increase in legal fees of approximately $1.1 million, primarily due to ongoing litigation, compliance, employment and general corporate related matters;

•	an increase in various administrative fees of approximately $1.2 million primarily due to increases license and fees, travel and entertainment, investor relations and Company meetings;

•
an increase in depreciation and amortization of approximately $1.4 million, primarily due to accelerated amortization related to the change in useful life of a certain intangible asset, equipment purchases for increased headcount and amortization of internally developed software;

•	an increase in rent expense of approximately $0.7 million, due to additional leased office space; offset by

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

•	a decrease in charitable contribution expenses of approximately $0.4 million, primarily due to decreased amounts pledged to charitable meal donations related to Members’ tips.
Other (income) expense

	For the Six Months Ended		Change
	June 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Interest income	$(660)	$(140)	$(520)	371%
Interest expense	3,843	785	3,058	390%
Legal settlement and litigation expenses	—	609	(609)	-100%
Other strategic financing and transactional expenses	2,831	224	2,607	1164%
Gain on extinguishment of liability	(4,290)	—	(4,290)	-100%
Changes in fair value of earnout liabilities	(9,634)	—	(9,634)	-100%
Changes in fair value of derivative asset on loans to stockholders	5,572	(24,042)	29,614	-123%
Changes in fair value of warrant liabilities	(13,484)	2,866	(16,350)	-570%

Total	$(15,822)	$(19,698)	$3,876	-20%

Interest income—
Interest income totaled approximately $0.7 million for the six months ended June 30, 2022, compared to approximately $0.1 million for the six months ended June 30, 2021. The increase of approximately $0.6 million, or 371%, was primarily attributable to interest earned from a higher marketable securities balance and yields from short-term investments during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Interest expense—
Interest expense totaled approximately $3.8 million for the six months ended June 30, 2022, compared to approximately $0.8 million for the six months ended June 30, 2021. The increase of approximately $3.0 million, or 390%, was primarily attributable to interest related to increased borrowings under the Debt Facility and the Credit Facility, along with interest related to the Note with FTX Ventures.
Legal settlement and litigation expenses—
Legal settlement and litigation expenses totaled $0 for the six months ended June 30, 2022, compared to approximately $0.6 million for the six months ended June 30, 2021. See “Information About Dave —Legal Proceedings” for more information regarding pending legal actions. The decrease of approximately $0.6 million, or 100%, was primarily attributable to reduced non-recurring
settlement and litigation expenses as compared to those expenses recorded during the six months ended June 30, 2021.
Other strategic financing and transactional expenses—
Other strategic financing and transactional expenses totaled approximately $2.8 million for the six months ended June 30, 2022, compared to approximately $0.2 million for the six months ended June 30, 2021. The increase of approximately $2.6 million, or 1164%, was primarily attributable to spending on exploring various strategic financing alternatives and various transactional opportunities.
Gain on extinguishment of liability—
Gain on extinguishment of liability totaled approximately $4.3 million for the six months ended June 30, 2022, compared to $0 for the six months ended June 30, 2021. The increase of approximately $4.3 million, or 100%, was primarily attributable to the extinguishment of a $7.5 million liability in exchange for shares of our Class A Common Stock.
Changes in fair value of earnout liability
—Changes in fair value of earnout liabilities totaled a benefit of approximately $9.6 million for the six months ended June 30, 2022, compared to an expense of $0 for the six months ended June 30, 2021. The increase of approximately $9.6 million, or 100%, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to decreases in our underlying Class A Common Stock price.
Changes in fair value of derivative asset on loans to stockholders—
Changes in fair value of derivative asset on loans to stockholders totaled an expense of approximately $5.6 million for the six months ended June 30, 2022, compared to a benefit of approximately $24.0 million for the six months ended June 30, 2021. The increase of approximately $29.6 million, or 123%, was primarily attributable to fair value adjustments associated with options issued in connection with loans to stockholders resulting from a decrease in the underlying fair value of our Common Stock as of the settlement date of the derivative asset compared to the benefit received from the increase in the fair value of our Common Stock during the six months ended June 30, 2021. Please refer to Note 3 in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q.

Changes in fair value of warrant liability—
Changes in fair value of warrant liability totaled a benefit of approximately $13.5 million for the six months ended June 30, 2022, compared to an expense of approximately $2.9 million for the six months ended June 30, 2021. The increase of approximately $16.4 million, or 570%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price, offset by fair value adjustments associated with certain warrants exercised during the Business Combination.
Provision for income taxes

	For the Six Months Ended		Change
	June 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Provision (benefit) for income taxes	$44	$5	$39	766%

Total	$44	$5	$39	766%

Provision for income taxes for the six months ended June 30, 2022 increased by approximately $0.039 million, or 766%, compared to the six months ended June 30, 2021. This increase was primarily attributable to an increase in state taxes, including gross margin state taxes, relative to state taxes recognized for the six months ended June 30, 2021.
Non-GAAP
Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP
measure is useful in evaluating our operational performance. We use the following non-GAAP
measure to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that the non-GAAP
financial information may be helpful in assessing our operating performance and is more indicative of our operational performance and facilitates an alternative comparison among fiscal periods. The non-GAAP
financial measure is not, and should not be viewed as, a substitute for GAAP reporting measures.
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

The following table reconciles net loss to Adjusted EBITDA for the three months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30,
(in thousands)	2022	2021
Net loss	$(27,115)	$(864)
Interest expense	1,641	438
Provision for income taxes	22	13
Depreciation and amortization	1,660	676
Stock-based compensation	22,858	1,092
Legal settlement and litigation expenses	—	241
Other strategic financing and transactional expenses	1,870	116
Gain on extinguishment of liability	(4,290)	—
Changes in fair value of earnout liabilities	(7,594)	—
Changes in fair value of derivative asset on loans to stockholders	—	(6,896)
Changes in fair value of warrant liabilities	(17,549)	680

Total	$(28,497)	$(4,504)

The following table reconciles net (loss) income to Adjusted EBITDA for the six months ended June 30, 2022 and 2021, respectively:

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Net (loss) income	$(59,910)	$3,088
Interest expense	3,183	645
Provision for income taxes	44	5
Depreciation and amortization	2,765	1,274
Stock-based compensation	26,048	2,786
Legal settlement and litigation expenses	—	609
Other strategic financing and transactional expenses	2,831	224
Gain on extinguishment of liability	(4,290)	—
Changes in fair value of earnout liabilities	(9,634)	—
Changes in fair value of derivative asset on loans to stockholders	5,572	(24,042)
Changes in fair value of warrant liabilities	(13,484)	2,866

Total	$(46,875)	$(12,545)

Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the issuance of preferred stock through our Series A and Series B funding rounds, issuances of convertible notes, funds from borrowings under the Debt Facility and the Credit Facility, and funds received as a result of the Business Combination. As of June 30, 2022 and December 31, 2021, our cash and cash equivalents, marketable securities and short-term investments balance was approximately $256.8 million and approximately $40.2 million, respectively.
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
We believe that our cash on hand following the consummation of the Business Combination, including the net proceeds of VPCC’s cash in trust and the proceeds from the PIPE Investment and any alternative financing, along with the $100 million in cash from the Purchase Agreement with FTX Ventures should be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Form
10-Q
and sufficient to fund our operations. We may raise additional capital through follow-on
public offerings or debt financings. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our product development efforts. No assurances can be provided that additional funding will be available at terms acceptable to us, if at all. If we are unable to raise additional capital, we may significantly curtail our operations, modify existing strategic plans and/or dispose of certain operations or assets.

Material Cash Requirements
While the effect of
COVID-19
and other macro-economic factors have created economic uncertainty and impacted how we manage our liquidity and capital resources, we intend to continue to invest in people, marketing and user acquisition, technology and infrastructure, and new and existing financial products and programs we believe are critical to meeting our strategic objectives. As growth of our ExtraCash product scales, material cash will be required to fund advances until the point at which those advances are subsequently collected. The amount and timing of these related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change in technology used in our business and our business outlook as a result of the
COVID-19
pandemic. While we expect certain cash outflows for these expenditures will exceed amounts spent in 2021, we expect to fund these cash outflows primarily through our cash flows provided by operating, investing and financing activities.
We may use cash to acquire businesses and technologies. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.
In the normal course of business, we enter into various agreements with our vendors that may subject us to minimum annual requirements. While our contractual commitments will have an impact on our future liquidity, we believe that we will be able to adequately fulfill these obligations through cash generated from operations and from our existing cash balances. Dave does not have any
“off-balance
sheet arrangements,” as defined by the SEC regulations.
In response to our remote employee workforce strategy in the U.S., we have not yet closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of less than 1 year to approximately 4 years, subject to renewal options of varying terms, and as of June 30, 2022, we had a total lease liability of approximately $2.0 million. See Note 17, Leases in the notes to our unaudited condensed consolidated financial statements for additional information regarding our lease liabilities as of June 30, 2022.
We also have certain contractual payment obligations for principal and interest owed under the Debt Facility and Credit Facility. Interest payments are required to be made on a monthly basis. At June 30, 2022, $35.0 million of term loans under the Debt Facility were outstanding and $20.0 million had been drawn on under the Credit Facility. See Note 15, Credit and Debt Facility in the notes to our unaudited condensed consolidated financial statements. Additionally, we also have certain contractual payment obligations for interest owed under the $100 million Note we issued and sold pursuant to the Purchase Agreement entered into with FTX Ventures. Interest payments relating to the Note are required to be made or added to the outstanding principal on a semi-annual basis. At June 30, 2022, approximately $0.8 million of interest was added to the outstanding principal. For more information on the Purchase Agreement with FTX Ventures, see Note 12, Convertible Note Payable.
Cash Flows Summary

(in thousands)	For the Six Months Ended June 30,
Total cash (used in) provided by:	2022	2021
		As Restated
Operating activities	$(26,628)	$(882)
Investing activities	(280,592)	(13,574)
Financing activities	301,674	17,993

Net (decrease) increase in cash and cash equivalents and restricted cash	$(5,546)	$3,537

Cash Flows from Operating Activities
We recorded a net loss of approximately $59.9 million for the six months ended June 30, 2022, and net income of approximately $3.1 million for the six months ended June 30, 2021. We reported negative cash flows from operating activities of approximately $26.6 million and $16.1 million for the three months ended June 30, 2022 and 2021, respectively.
Net cash used in operating activities for the six months ended June 30, 2022 included a net loss of approximately $59.9 million, adjusted for non-cash
items of approximately $3.0 million for depreciation and amortization, approximately $27.6 million for provision for unrecoverable advances, approximately $5.6 million for a decrease in derivative asset fair value, approximately $26.0 million for stock-based compensation expense, and $0.8 million for non-cash interest, offset by changes in the fair value of warrant liabilities of approximately $13.5 million, changes in the fair value of earnout liabilities of approximately $9.6 million, and approximately $4.3 million related to a gain on extinguishment of a liability. Further changes in cash flows from operations included an increase in receivables related to revenue from to Member advances of approximately $3.5 million, an increase in prepaid expenses and other current assets of approximately $7.0 million, a decrease in accrued expenses of approximately $1.9 million, and a decrease in legal settlement accrual and other current liabilities of approximately $0.5 million. These changes were offset primarily by an increase in accounts payable of approximately $9.9 million and a decrease in prepaid income taxes of approximately $0.7 million.

Net cash used in operating activities for the six months ended June 30, 2021 was approximately $26.6 million. This included net income of approximately $3.1 million, adjusted for non-cash
items of approximately $1.3 million for depreciation and amortization, approximately $10.9 million for the provision for unrecoverable advances, approximately $24.0 related to the decrease in fair value of derivative assets, approximately $2.9 million for an decrease in the fair value of warrant liabilities, approximately $2.8 million for stock-based compensation expense and approximately $0.7 million related to non-cash
interest and lease expenses. Further changes in cash flows from operations included an increase in receivables related to revenue from Member advances of approximately $1.0 million, approximately $0.3 million related to an increase in prepaid expenses and other current assets and a decrease of approximately $2.1 million in other current and non-current
liabilities. These changes were offset primarily by a decrease in prepaid income taxes of approximately $0.7 million and an increase in prepaid expenses, an increase of approximately $3.6 million in accrued expenses and approximately $1.3 million in accounts payable.
Cash Flows from Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was approximately $280.6 million. This included the purchase of marketable securities of approximately $302.4 million, the purchase of short-term investments of approximately $196.8 million, net disbursements and the increase in receivables related of Member advances of approximately $51.2 million, payments for internally developed software costs of approximately $4.4 million and the purchase of property and equipment of approximately $0.3 million, offset by the sale of marketable securities of approximately $274.5 million.
During the six months ended June 30, 2021, net cash provided by investing activities was approximately $13.6 million. This included the sale of marketable securities of approximately $3.9 million, partially offset by the increase in receivables related to Member advances of approximately $15.2 million and payments for internally developed software costs of approximately $2.3 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was approximately $301.7 million, which consisted of approximately $195.0 million in proceeds from PIPE Financing, approximately $100.0 million in proceeds from borrowings related to the Purchase Agreement with FTX Ventures, approximately $29.7 million in proceeds from the Business Combination, net of redemptions and approximately $1.6 million in proceeds from stock option exercises, partially offset by approximately $23.0 million for the payment of costs related to the Business Combination and approximately $1.6 million related to the repurchase of Class A Common Stock. For more information on the Business Combination and Purchase Agreement with FTX Ventures, see “— Business Combination and Public Company Costs” and “—Recent Developments”, respectively
During the six months ended June 30, 2021, net cash provided by financing activities was approximately $18.0 million, which consisted of approximately $23.0 million in proceeds from debt and credit facility borrowings, approximately $0.9 million in proceeds from stock option exercises, partially offset by approximately $3.9 million of repayments on a line of credit and approximately $2.0 million for the payment of deferred issuance costs related to the Business Combination.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the: (i) realization of tax assets and estimates of tax liabilities; (ii) valuation of equity securities; (iii) fair value of derivatives; (iv) valuation of notes payable; (v) fair value of warrant liabilities; (vi) allowance for unrecoverable advances and (vii) fair value of the earnout liability.
Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 3 in our accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 included in this Form
10-Q.
While our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements, we believe that the following accounting policies require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations.

Fair Value of Financial Instruments
We are required to account for certain financial instruments at fair value with changes in fair value reported in earnings and may elect fair value accounting for certain other financial instruments in accordance with U.S. GAAP.
Financial instruments carried at fair value include marketable securities, short-term investments, derivative assets related to loans to stockholders, earnout liability and warrant liabilities.
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
We also recorded warrant liabilities for both public and private warrants associated with the Business Combination. The warrant liabilities are carried on our unaudited condensed consolidated balance sheets as a long-term liability estimated at fair value. Changes in the estimated fair value of the warrant liability are reported as a loss (gain) in the accompanying unaudited condensed consolidated statements of operations. We utilize the Black-Scholes model to compute the fair value and to mark to market the fair value of the private placement warrant liability at the time of the Business Combination and at each unaudited condensed consolidated balance sheet date. The public warrants were valued using the Black-Scholes model and public trading price of the warrants, when available. The Black-Scholes model considers a range of assumptions such as stock price, strike price, volatility, time to maturity, dividend yield and risk-free interest rate. The Black-Scholes pricing model includes subjective input assumptions that can materially affect the fair value estimates.
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

Note Payable
The Company has elected to measure the note payable debt instrument at fair value using the fair value option of ASC
825-10.
We identified an embedded derivative related to a convertible feature in our promissory note with Alameda Research and in accordance with ASC
815-15-25-1
criterion (b), since we have elected to apply the fair value option to the debt, the Contingently Exercisable Share Settled Put/Call Option and any other embedded features were not separated from the debt host. The note payable was carried on our consolidated balance sheets as a current liability estimated at fair value with changes in fair value reflected in earnings. We used a market yield approach to determine the fair value of the promissory note. The market yield approach model includes subjective input assumptions that can materially affect the fair value estimates. Upon the closing of the Business Combination, the Promissory Note was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination.
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

•
Likelihood of achieving a liquidity event, such as an initial public offering, merger with a special purpose acquisition company (“SPAC”), or strategic sale given prevailing market conditions and the nature and history of our business;

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
During 2019 and 2020, our estimated fair value of our common stock remained relatively consistent before a potential public listing through a business combination with a SPAC (“SPAC Transaction”) was first considered in 2021.
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
Please refer to Note 3 in our accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 included in this Form
10-Q.
Allowance for Unrecoverable Advances
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
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated approximately $0.5 million and $0.1 million of uncertain tax positions as of June 30, 2022 and 2021, respectively, related to state income taxes and research tax credits.
Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.
We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.
We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at June 31, 2022 and December 31, 2021. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.
Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public
companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 3 of our accompanying unaudited condensed consolidated financial statements included in this Form
10-Q
for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the six months ended June 30, 2022 and 2021.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act for emerging growth companies. Subject to certain conditions set forth in the JOBS Act, if we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd- Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the unaudited condensed consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
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

Recently Issued Accounting Standards
Refer to Note 3, “Summary of Significant Accounting Policies,” of our unaudited condensed consolidated financial statements included in this Form
10-Q
for a discussion of the impact of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
We hold cash and cash equivalents and marketable securities for working capital purposes. We do not have significant exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments. As of June 30, 2022, we had cash and cash equivalents, marketable securities and short term investments of approximately $256.8 million, consisting of operating, savings money market accounts and various short term investments which are not materially affected by changes in the general level of U.S. interest rates. Furthermore, the Convertible Notes issued by us accrue interest at a fixed rate.
We also have interest rate exposure as a result of our outstanding term loans under the Debt Facility and borrowings under the Credit Facility. As of June 30, 2022, the aggregate outstanding principal amounts of the term loans under the Debt Facility was $35.0 million. The term loans bear interest at an annual rate equal to 6.95% plus a base rate defined as the greater of three-month LIBOR (as of the last day of each calendar month) and 2.55%. The $20 million credit line under the Credit Facility has an interest rate of 8.95% annually plus a base rate defined as the greater of three-month LIBOR and 2.55% (a total of 11.5% as of June 30, 2022). If overall interest rates increase by 100 basis points, our interest expense would not be significantly affected.
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
Item 4. Controls and Procedures (As Restated)
As discussed in Note 2,
Restatement of Previously-Issued Financial Statements
, we determined that we had material weaknesses in our internal control over financial reporting, namely that [our review control over the accuracy of our accounting treatment of the Company’s member advances and earnout shares did not operate effectively] resulting in a restatement of our unaudited condensed financial statements for the three months ended March 31, 2022. Refer to Note 2 - Restatement of Prior Financial Information, for discussion regarding the restatement impacts.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules

13a-15(e)

and

15d-15(e)

under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation and for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form

10-K

for the fiscal year ended December 31, 2021 (the “Annual Report”), the Form 8-K/A filed with the SEC on August 22, 2022 and our Form 10-Q/A filed with the SEC on August 22, 2022, and the material weaknesses described above.
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
Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2022 were not effective, and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Form
10-Q
fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, please see Note 16, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this report.
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
Item 1A. Risk Factors
Other than as set forth below, as of the date of this Quarterly Report on Form
10-Q,
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
The issuance of shares of our Class A Common Stock pursuant to our Note may result in significant dilution to our stockholders.
On March 21, 2022, Dave entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd., owner and operator of FTX US (the “Purchaser”), providing for the purchase and sale of a convertible note in the initial principal amount of $100.0 million (the “Note”). The conversion of the Note could result in the issuance of a significant number of shares of our Class A Common Stock (the “Class A Common Stock”). Currently, the $100.0 million principal amount of the Note is convertible, at the option of the Purchaser, at a price of $10.00 per share, which would result in the issuance of 10,000,000 shares of Class A Common Stock upon its conversion in full. The conversion price of the Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. Conversion of the full initial principal amount of the Note would result in the issuance of 10,000,000 shares of Class A Common Stock if converted at $10.00 per share, which amount is subject to increase by any interest paid in kind that is added to the outstanding principal under the terms of the Note.
Any conversion of the Note may result in significant dilution to our stockholders and could negatively impact the trading price of our Class A Common Stock.
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
We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.
Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders.
On July 27, 2022, we received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying us that, based on the closing bid price of our Class A Common Stock, for the last 30 consecutive trading days, we no longer comply with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.
The Notice has no immediate effect on the listing of the Class A Common Stock on The Nasdaq Global Market. Pursuant to the Nasdaq Listing Rules, we have been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Class A Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to January 23, 2023, and we must otherwise satisfy The Nasdaq Global Market’s requirements for continued listing.
If we do not regain compliance by January 23, 2023, we may be eligible for an additional 180 calendar day compliance period if it elects (and meets the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, the Class A Common Stock will be subject to delisting.
We intend to monitor the closing bid price of the Class A Common Stock and consider its available options to resolve the noncompliance with the Minimum Bid Price Requirement, including effecting a reverse stock split. There can be no assurance that we will be able to regain compliance with The Nasdaq Global Market’s continued listing requirements or that Nasdaq will grant us a further extension of time to regain compliance, if applicable.
If, for any reason, Nasdaq were to delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

•	the liquidity and marketability of our Class A Common Stock;

•	the market price of our Class A Common Stock;

•	our ability to obtain financing for the continuation of our operations;

•	the number of institutional and general investors that will consider investing in our Class A Common Stock;

•	the number of market makers in our Class A Common Stock;

•	the availability of information concerning the trading prices and volume of our Class A Common Stock; and

•	the number of broker-dealers willing to execute trades in shares of our Class A Common Stock.
In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our Class A Common Stock. This may also cause the market price of our Class A Common Stock to further decline.

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 7, 2021, by and among VPC Impact Acquisition Holdings III, Inc., Bear Merger Company I Inc., Bear Merger Company II LLC, and Dave Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2021.)

3.1	Second Amended and Restated Certificate of Incorporation of Dave Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022.)

3.2	Amended and Restated Bylaws of Dave Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dave Inc.

Dated: August 22, 2022	/s/ Jason Wilk
Jason Wilk
Chief Executive Officer and Director

Dated: August 22, 2022	/s/ Kyle Beilman
Kyle Beilman
Chief Financial Officer

67