Form 10-Q
period 2022-09-30
Dave Inc./DE
filed 2022-11-14
CIK 1841408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

DAVE INC.
(Exact name of registrant as specified in its charter)

Delaware	001-40161	86-1481509
(State or other jurisdiction of	(Commission	(I.R.S Employer
incorporation or organization)	File Number)	Identification No.)
1265 South Cochran Ave
Los Angeles, CA 90019
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (844)
857-3283

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	DAVE	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common	DAVEW	The Nasdaq Stock Market LLC
stock, each at an exercise price of $11.50 per share
Securities registered pursuant to Section 12(g) of the Act: None

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
the Act).    Yes  ☐    No  ☒
As of
October 31, 2022
, the number of outstanding shares of Dave Inc.’s Class A common stock was 329,656,200 and the number of outstanding shares of Dave Inc.’s Class V common stock was 48,450,639.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward looking and as such are not historical facts. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, efforts to regain compliance with the listing requirements of the Nasdaq Stock Market (“Nasdaq”), the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022 (the “Annual Report”) and in our subsequently filed quarterly reports on Form 10-Q and current reports. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Form 10-Q involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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

As a result of a number of known and unknown risks and uncertainties, including without limitation, the important factors described in Part I, Item 1A, “Risk Factors” in the Annual Report and in our subsequently filed quarterly report on Form 10-A, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements.

This report contains estimates, projections and other information concerning our industry, our business and the markets for our products. We obtained the industry, market and similar data set forth in this report from our own internal estimates and research and from industry research, publications, surveys and studies conducted by third parties, including governmental agencies. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While we believe that the data we use from third parties is reliable, we have not separately verified these data. You are cautioned not to give undue weight to any such information, projections and estimates.

As used in this report, the “Company,” “Dave,” “we,” “us,” “our” and similar terms refer Dave Inc. (f/k/a VPC Impact Acquisition Holdings III, Inc.) and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

Part I - Financial Information
Item 1. Financial Statements
Dave Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands; except share data)
(unaudited)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$38,558	$32,009
Marketable securities	—	8,226
Member advances, net of allowance for unrecoverable advances of $22,116 and $11,995 as of September 30, 2022 and December 31, 2021, respectively	87,608	49,013
Short-term investments	185,323	—
Prepaid income taxes	691	1,381
Deferred issuance costs	—	5,131
Prepaid expenses and other current assets	10,117	4,443

Total current assets	322,297	100,203
Property and equipment, net	914	685
Lease right-of-use assets (related-party of $796 and $970 as of September 30, 2022 and December 31, 2021, respectively)	796	2,702
Intangible assets, net	9,430	7,849
Derivative asset on loans to stockholders	—	35,253
Debt facility commitment fee, long-term	87	131
Restricted cash	702	363

Total assets	$334,226	$147,186

Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$14,654	$13,044
Accrued expenses	15,704	13,045
Lease liabilities, short-term (related-party of $274 and $243 as of September 30, 2022 and December 31, 2021, respectively)	274	1,920
Legal settlement accrual	10,050	3,701
Note payable	—	15,051
Credit facility	20,000	20,000
Convertible debt, current	—	695
Interest payable, convertible notes, current	—	25
Other current liabilities	2,544	1,153

Total current liabilities	63,226	68,634
Lease liabilities, long-term (related-party of $611 and $822 as of September 30, 2022 and December 31, 2021, respectively)	611	970
Debt facility, long-term	45,000	35,000
Convertible debt, long-term	101,552	—
Warrant liabilities	423	3,726
Earnout liabilities	66	—
Other non-current liabilities	123	119

Total liabilities	$211,001	$108,449

Commitments and contingencies (Note 1 6 )
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	$—	$—
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 329,596,893 and 297,094,254 shares issued at September 30, 2022 and December 31, 2021, respectively; 328,010,856 and 297,094,254 shares outstanding at September 30, 2022 and December 31, 2021, respectively	32	30
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 48,450,639 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively;	5	5
Treasury stock	—	(5)
Additional paid-in capital	266,525	86,796
Accumulated other comprehensive loss	(3,026)	—
Loans to stockholders	—	(15,192)
Accumulated deficit	(140,311)	(32,897)

Total stockholders’ equity	$123,225	$38,737

Total liabilities, and stockholders’ equity	$334,226	$147,186

See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues:

Service based revenue, net	$52,795	$37,338	$135,054	$104,142
Transaction based revenue, net	4,012	2,860	10,109	7,711

Total operating revenues, net	56,807	40,198	145,163	111,853

Operating expenses:
Provision for unrecoverable advances	18,353	10,760	45,995	21,693
Processing and servicing fees	9,494	6,205	23,627	16,920
Advertising and marketing	24,090	12,949	57,087	38,844
Compensation and benefits	24,294	15,432	81,326	34,685
Other operating expenses	18,498	10,523	50,738	31,987

Total operating expenses	94,729	55,869	258,773	144,129

Other (income) expenses:
Interest income	(1,171)	(470)	(1,831)	(610)
Interest expense	2,403	709	6,246	1,494
Legal settlement and litigation expenses	6,845	343	6,845	952
Other strategic financing and transactional expenses	2,209	29	5,040	253
Gain on extinguishment of liability	—	—	(4,290)	—
Changes in fair value of earnout liabilities	18	—	(9,616)	—
Changes in fair value of derivative asset on loans to stockholders	—	(9,001)	5,572	(33,043)
Changes in fair value of warrant liabilities	(748)	614	(14,232)	3,480

Total other expenses (income), net	9,556	(7,776)	(6,266)	(27,474)

Net loss before provision (benefit) for income taxes	(47,478)	(7,895)	(107,344)	(4,802)
Provision (benefit) for income taxes	26	(6)	70	(1)

Net loss	$(47,504)	$(7,889)	$(107,414)	$(4,801)

Net loss per share:
Basic	$(0.13)	$(0.06)	$(0.29)	$(0.04)
Diluted	$(0.13)	$(0.06)	$(0.29)	$(0.04)
Weighted-average shares used to compute net loss per share
Basic	374,507,465	137,833,983	368,843,244	135,678,324
Diluted	374,507,465	137,833,983	368,843,244	135,678,324
See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(47,504)	$(7,889)	$(107,414)	$(4,801)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax $ 0 and $ 0	(596)	—	(3,026)	—

Comprehensive loss	$(48,100)	$(7,889)	$(110,440)	$(4,801)
See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022 (as previously reported)	133,216,940	$9,881	13,326,050	$49,675	3,991,610	$12,617	104,022,678	$0.1	—	$—	—	$—	$14,658	$(15,192)	$(5)	$—	$(32,897)	$(33,436)
Retroactive application of recapitalization	(133,216,940)	(9,881)	(13,326,050)	(49,675)	(3,991,610)	(12,617)	(104,022,678)	(0.1)	297,094,254	30	48,450,639	5	72,138	—	—	—	—	72,173

Balance at January 1, 2022 (as adjusted)	—	—	—	—	—	—	—	—	297,094,254	30	48,450,639	5	86,796	(15,192)	(5)	—	(32,897)	38,737
Issuance of Class A common stock in connection with stock plans	—	—	—	—	—	—	—	—	7,324,118	—	—	—	1,655	—	—	—	—	1,655
Issuance of Class A common stock pursuant to the PIPE financing	—	—	—	—	—	—	—	—	21,000,000	2	—	—	209,999	—	—	—	—	210,001
Issuance of Class A common stock pursuant to the Merger Agreement	—	—	—	—	—	—	—	—	6,765,322	1	—	—	(26,702)		—	—	—	(26,701)
Exercise of Series B-1 preferred stock warrants, net of settlement	—	—	—	—	—	—	—	—	450,841	—	—	—	3,365	—	—	—	—	3,365
Conversion of 2019 convertible notes and accrued interest to Class A common stock	—	—	—	—	—	—	—	—	225,330	—	—	—	720	—	—	—	—	720
Repurchase of Class A common stock	—	—	—	—	—	—	—	—	(198,505)	—	—	—	(1,588)	—	5	—	—	(1,583)
Exercise of warrant for Class A common stock	—	—	—	—	—	—	—	—	110	—	—	—	—	—	—	—	—	—
Stockholder loans interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	—	—	—	(12)
Exercise of derivative asset and paydown of stockholder loans	—	—	—	—	—	—	—	—	(6,014,250)	(1)	—	—	(44,885)	15,204	—	—	—	(29,682)
Extinguishment of liability	—	—	—	—	—	—	—	—	1,363,636	—	—	—	3,150	—	—	—	—	3,150
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	34,015	—	—	—	—	34,015
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,026)	—	(3,026)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(107,414)	(107,414)

Balance at September 30, 2022	—	$—	—	$—	—	$—	—	$—	328,010,856	$32	48,450,639	$5	$266,525	$—	$—	$(3,026)	$(140,311)	$123,225

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021 (as previously reported)	133,216,940	$9,881	13,326,050	$49,675	3,991,610	$12,617	100,223,194	$0.1	—	$—	—	$—	$5,493	$(14,764)	$(154)	$—	$(12,904)	$(22,329)
Retroactive application of recapitalization	(133,216,940)	(9,881)	(13,326,050)	(49,675)	(3,991,610)	(12,617)	(100,223,194)	(0.1)	291,948,352	29	48,450,639	5	72,139	—	—	—	—	72,173

Balance at January 1, 2021 (as adjusted)	—	—	—	—	—	—	—	—	291,948,352	29	48,450,639	5	77,632	(14,764)	(154)	—	(12,904)	49,844
Issuance of common stock for stock option exercises	—	—	—	—	—	—	—	—	3,187,574	—	—	—	1,375	—	—	—	—	1,375
Vesting of stock option early exercises	—	—	—	—	—	—	—	—	—	—	—	—	75	—	—	—	—	75
Stockholder loans	—	—	—	—	—	—	—	—	59,904	—	—	—	—	(357)	149	—	—	(208)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	6,342	—	—	—	—	6,342
Netloss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,801)	(4,801)

Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	295,195,830	$29	48,450,639	$5	$85,424	$(15,121)	$(5)	$—	$(17,705)	$52,627

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	324,085,849	$32	48,450,639	$5	$258,472	$—	$—	$(2,430)	$(92,807)	$163,272
Issuance of Class A common stock in connection with stock plans	—	—	—	—	—	—	—	—	3,925,007	—	—	—	87	—	—	—	—	87
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	7,966	—	—	—	—	7,966
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(596)	—	(596)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(47,504)	(47,504)

Balance at September 30, 2022	—	$—	—	$—	—	$—	—	$—	328,010,856	$32	48,450,639	$5	$266,525	$—	$—	$(3,026)	$(140,311)	$123,225

									Common stock
	Series A convertible preferred stock		Series B-1 convertible preferred stock		Series B-2 convertible preferred stock		Common stock		Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	294,785,673	$29	48,450,639	$5	$81,403	$(14,901)	$(154)	$—	$(9,816)	$56,566
Issuance of Class A common stock for stock option exercises	—	—	—	—	—	—	—	—	350,253	—	—	—	465	—	—	—	—	465
Vesting of stock option early exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stockholder loans	—	—	—	—	—	—	—	—	59,904	—	—	—	—	(220)	149	—	—	(71)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,556	—	—	—	—	3,556
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,889)	(7,889)

Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	295,195,830	$29	48,450,639	$5	$85,424	$(15,121)	$(5)	$—	$(17,705)	$52,627

See accompanying notes to the condensed consolidated financial statements.

Dave Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
		As Restated
Operating activities
Net loss	$(107,414)	$(4,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,549	2,089
Provision for unrecoverable advances	45,995	21,693
Changes in fair value of derivative asset on loans to stockholders	5,572	(33,043)
Changes in fair value of earnout liabilities	(9,616)	—
Changes in fair value of warrant liabilities	(14,232)	3,480
Gain on extinguishment of liability	(4,290)	—
Stock-based compensation	34,074	6,342
Non-cash interest	1,534	(605)
Non-cash lease expense	(99)	103
Changes in fair value of marketable securities and short-term investments	(776)	—
Changes in operating assets and liabilities:
Member advances, service revenue	(5,351)	(1,688)
Prepaid income taxes	690	1,307
Prepaid expenses and other current assets	(5,276)	635
Accounts payable	3,565	6,038
Accrued expenses	3,057	4,512
Legal settlement accrual	6,349	—
Other current liabilities	(275)	(2,001)
Other non-current liabilities	—	(40)
Interest payable, convertible notes	—	9

Net cash ( used in ) provided by operating activities	(40,944)	4,030

Investing activities
Payments for internally developed software costs	(6,442)	(3,915)
Purchase of property and equipment	(510)	(216)
Net disbursements and collections of Member advances	(77,629)	(26,129)
Purchase of short-term investments	(197,799)	—
Sale and maturity of short-term investments	10,249	—
Purchase of marketable securities	(300,641)	(4)
Sale of marketable securities	308,844	3,915

Net cash used in investing activities	(263,928)	(26,349)

Financing activities
Repayment on line of credit	—	(3,910)
Proceeds from PIPE offering	195,000	—
Proceeds from escrow account	29,688	—
Payment of issuance costs	(23,005)	(3,589)
Proceeds from issuance of common stock for stock option exercises	1,660	1,375
Repurchase of common stock	(1,583)	—
Proceeds from borrowings on convertible debt	100,000	45,000
Proceeds from borrowings on debt and credit facilities	10,000	—

Net cash provided by financing activities	311,760	38,876

Net increase in cash and cash equivalents and restricted cash	6,888	16,557
Cash and cash equivalents and restricted cash, beginning of the period	32,372	5,069

Cash and cash equivalents and restricted cash, end of the period	$39,260	$21,626

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use assets recognized	$—	$2,514
Operating lease liabilities recognized	$—	$2,514
Property and equipment purchases in accounts payable	$4	$47
Conversion of convertible preferred stock to Class A common stock in connection with the reverse recapitalization	$72,173	$—
Recapitalization transaction costs liability incurred	$7,500	$—
Conversion of convertible notes and accrued interest to Class A common stock in connection with the reverse recapitalization	$720	$—
Conversion of B-1 Warrants to Class A common stock in connection with the reverse recapitalization	$3,365	$—
Discharge of PIPE promissory note in connection with the reverse recapitalization	$15,000	$—
Vesting of common stock exercised early	$—	$75
Amendment to loan to stockholder	$—	$145
Supplemental disclosure of cash (received) paid for:
Income taxes	$(644)	$(1,271)
Interest	$3,761	$1,222
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheet with the same as shown in the condensed consolidated statement of cash flows.

Cash and cash equivalents	$38,558	$21,307
Restricted cash	702	319

Total cash, cash equivalents, and restricted cash, end of period	$39,260	$21,626

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 Organization and Nature of Business
Overview
Dave Inc. (“Dave” or the “Company”), a Delaware corporation, with headquarters located in Los Angeles, California, is a financial services company. Dave was originally incorporated in the State of Delaware on January 14, 2021 as a special purpose acquisition company under the name VPC Impact Acquisition Holdings III, Inc. (“VPCC”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business.
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
ExtraCash:
Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on overdraft, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $34 for access to as little as $5 of overdraft, whereas many others in the financial services sector do not allow for overdraft at all. Dave invented a free overdraft and short-term credit alternative called ExtraCash, which allows Members to advance funds to their account and avoid a fee altogether. Members may now receive an advance of up to
$500 and may only have one advance outstanding at any given time.
Side Hustle:
Dave seeks to help Members improve their financial health by presenting new job opportunities to them. Through Dave’s partnership with leading employers, Members can quickly submit applications and improve their income with flexible employment.
Dave Banking:
Dave offers a full-service digital checking account through its partnership with Evolve Bank and Trust (“Evolve”). The Dave Spending Account does not have overdraft or minimum balance fees.

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
The Company’s Class A Common Stock is now listed on the Nasdaq Global Market under the symbol “DAVE”, and warrants to purchase the Class A Common Stock at an exercise price of $11.50 per share are listed on Nasdaq under the symbol “DAVEW”. The audited consolidated
financial statements included in Dave’s Annual Report on Form
10-K
filed with the SEC on March 25, 2022 are those of VPCC prior to the consummation of the Business Combination and the name change. The audited consolidated

financial statements of Legacy Dave are included in Form
8-K/A
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

on Members remain uncertain and dependent on various factors, including new variants of the virus and their severity and transmission rates, the nature of and duration for which preventive and containment measures are taken and remain in place and the extent and effectiveness of such measures, including vaccination programs, and the type of stimulus measures and other policy responses that the U.S. government may further adopt. Moreover, the global macroeconomic effects of the COVID-19 pandemic and related impacts on Members and their demand for our products and services may persist for an indefinite period, even after the effects of the pandemic have subsided.
Non-Compliance with Nasdaq Listing Requirements
On July 27, 2022, the Company received written notice (the “Notice”) from the Nasdaq Listing Qualifications Department notifying the Company that, based on the closing bid price of the Company’s Class A Common Stock, for the last 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.
Pursuant to the Nasdaq listing rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Class A Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to January 23, 2023, and the Company must otherwise satisfy The Nasdaq Global Market’s requirements for continued listing.
If the Company does not regain compliance by January 23, 2023, it may be eligible for an additional 180 calendar day compliance period if it elects (and meets the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If the Company does not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, the Class A Common Stock will be subject to delisting.
The Company intends to monitor the closing bid price of the Class A Common Stock and consider its available options to resolve the noncompliance with the Minimum Bid Price Requirement, including effecting a reverse stock split. There can be no assurance that the Company will be able to regain compliance with The Nasdaq Global Market’s continued listing requirements or that Nasdaq will grant us a further extension of time to regain compliance, if applicable.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 Restatement of Previously-Issued Financial Statements
In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the quarter ended June 30, 2022, management became aware of a classification error in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021.
The Company previously presented cash flow from Member advances, which includes disbursements, collections and service revenue, as operating activities. The Company identified that disbursements and collections of Member advances should be part of investing activities while service revenue should remain under operating activities. The Company corrected this error by reclassifying the net disbursements and collections portion of the Member advances cash flow from operating activities to “Net disbursements and collections of Member advances” under investing activities in the condensed consolidated statements of cash flows. The Company also updated the financial line item for the service revenue portion in operating activities from “Member advances” to “Member advances, service revenue”. This error only impacted the condensed consolidated statements of cash flows.
The following table presents the impact of this error correction in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 (in thousands):

	For the Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Restated
Operating activities
Member advances, service revenue	$(27,817)	$26,129	$(1,688)
Net cash (used in) provided by operating activities	$(22,099)	$26,129	$4,030

Investing a ctivities
Net disbursements and collections of Member advances	$—	$(26,129)	$(26,129)
Net cash used in investing activities	$(220)	$(26,129)	$(26,349)

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
The accompanying (a) unaudited condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements for the quarter ended September 30, 2022 have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Therefore, it is suggested that these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form
10-K
filed with the SEC on March 25, 2022 and the Form 8-K/A filed with the SEC on August 22, 2022.
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
Retroactive Application of Reverse Recapitalization
As discussed in Note 4, The Reverse Recapitalization and Related Transactions, the Business Combination is accounted for as a reverse recapitalization of equity structure. Pursuant to U.S. GAAP, the Company recasts its Consolidated Statements of Stockholders’ Equity from December 31, 2020 to the Closing Date, the total stockholder’s equity within the Company’s Consolidated Balance Sheet as of December 31, 2021, and the weighted average outstanding shares basic and diluted for the year ended December 31, 2021 by applying the recapitalization retroactively.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

In addition, the Company recasts the stock class and issued and outstanding number of shares, exercise prices of options
,
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

	As of September 30, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$14,736	$26,239
Member advances, net of allowance for unrecoverable advances of $1,373 and $1,315 as of September 30, 2022 and December 31, 2021, respectively	44,874	35,835
Debt and credit facility commitment fee, current	117	470
Debt facility commitment fee, long-term	87	131

Total assets	$59,814	$62,675

Liabilities
Accounts payable	$531	$411
Credit facility	20,000	20,000
Debt facility	45,000	35,000
Other current liability	—	400
Warrant liability	—	3,726

Total liabilities	$65,531	$59,537

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
conditions.
Revenue Recognition
Below is detail of operating revenues (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service based revenue, net
Processing fees, net	$29,793	$21,032	$74,624	$57,410
Tips	17,496	12,005	45,991	33,067
Subscriptions	5,192	4,059	13,691	13,055
Other	314	242	748	610
Transaction based revenue, net	4,012	2,860	10,109	7,711

Total	$56,807	$40,198	$145,163	$111,853

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
Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the expected contractual term of the advance. Direct origination costs recognized as a reduction of advance-related income during the three and nine months ended September 30, 2022 was approximately $1.5 million and $3.6 million, respectively. During the three and nine months ended September 30, 2021 we recognized direct origination costs as a reduction of advance-related income of approximately $1.1 million and $2.9 million, respectively.
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

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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
Transaction Based Revenue, Net:
Transaction based revenue, net primarily consists of interchange and ATM revenues from Dave’s Checking Product, net of interchange and

ATM-related fees, and are recognized at the point in time the transactions occur, as the performance obligation is satisfied. Interchange and

ATM-related fees recognized as a reduction of transaction based revenue during the three and nine months ended September 30, 2022 was

approximately
$0.3 million and $0.5 million, respectively
, and,
during the three and nine months ended September 30, 2021
was
approximately
$0.2 million and $0.6 million, respectively.
Processing and Servicing Fees
Processor fees consist of fees paid to the Company’s processors for the recovery of advances, processing fees, tips and subscriptions. These expenses also include fees paid for services to connect Member’s bank accounts to the Company’s application. Except for processing and service fees associated with advance disbursements, which are recorded net against revenue, all other processing and service fees are expensed as incurred.
Cash and Cash Equivalents
The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents.
Restricted Cash
Restricted cash primarily represents cash held at financial institutions that is pledged as collateral for specific accounts that may become overdrawn.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Marketable Securities
Marketable securities consist of investment in a money market mutual fund. The Company carries this investment at fair value and the fair value is determined by quoted prices in active markets and changes in fair value are recorded in other (income) expense in the consolidated statements of operations.
Short-Term Investments
Short-term investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as
“available-for-sale”,
as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of short-term investments is determined by quoted prices in active markets with unrealized gains and losses (other than credit related impairment) reported as a separate component of other comprehensive income. Unrealized gains and losses of short-term investments are included in accumulated other comprehensive income, net of tax, in our condensed consolidated balance sheets, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit
related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in our condensed consolidated statements of comprehensive income. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pretax basis).
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
The Company’s accounting policy is to perform annual reviews of capitalized internally developed software projects to determine whether any indicators are present as of December 31, or whenever a change in circumstances suggests an indicator is present. If any indicators are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted cash flows attributed to the asset group to their carrying value. If the undiscounted cash flows expected to result from the remaining use of the asset (i.e., cash flows when testing recoverability) are less than the asset group’s carrying value, the Company will determine the fair value of the asset group and recognize an impairment loss as the

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

amount by which the carrying value of the asset group exceeds its fair value. If based on the results of the recoverability test, no impairment is indicated as the remaining undiscounted cash flows exceed the carrying value of the software asset group, the carrying value of the asset group as of the assessment date is deemed fully recoverable. In addition, the Company evaluates the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying value of the intangible asset shall be amortized prospectively over that revised remaining useful life.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Property and equipment are recorded at cost and depreciated over the estimated useful lives ranging from 3 to 7 years using the straight-line method. Maintenance and repair costs are charged to operations as incurred and included within other operating expenses in the condensed consolidated statements of operations.
Impairment of Long-Lived Assets
The Company assesses the impairment of long-lived assets, primarily property and equipment and amortizable intangible assets, whenever events or changes in business circumstances indicate that carrying values of the assets may not be fully recoverable. If the sum of the expected undiscounted future cash flows from an asset is less than the carrying value of the asset, the Company estimates the fair value of the assets. The Company measures the loss as the amount by which the carrying value exceeds its fair value calculated using the present value of estimated net future cash flows.
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

Dave Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Following are
 the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$—	$—	$—	$—
Short-term investments	—	185,323	—	$185,323

Total assets	$—	$185,323	$—	$185,323

Liabilities
Warrant liabilities - public warrants	$197	$—	$—	$197
Warrant liabilities - private placement warrants	—	—	226	226
Earnout liabilities	—	—	66	66

Total liabilities	$197	$—	$292	$489

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$8,226	$—	$—	$8,226
Derivative asset on loans to stockholders	—	—	35,253	35,253

Total assets	$8,226	$—	$35,253	$43,479

Liabilities
Warrant liability	$—	$—	$3,726	$3,726
Note payable	—	—	15,051	15,051

Total liabilities	$—	$—	$18,777	$18,777

The Company had no assets and liabilities measured at fair value on a non-recurring
basis as of September 30, 2022 and December 31, 2021.
The Company also has financial instruments not measured at fair value. The Company has evaluated cash and cash equivalents, Member advances, net, restricted cash, accounts payable, and accrued expenses, and believes the carrying values approximate the fair values due to the short-term nature of these balances. The debt facility, convertible debt, and credit facility are not measured at fair value on a recurring basis. The fair values of the debt facility, convertible debt, and credit facility approximate their carrying values.
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
Short-Term Investments:
The following describes the valuation techniques used by the Company to measure the fair value of short-term investments held as of September 30, 2022 and December 31, 2021.
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
Asset-Backed Securities
The fair value of these asset-backed securities is estimated by independent pricing services who use computerized valuation formulas to calculate current values. These securities are generally categorized in Level 2 of the fair value hierarchy or in Level 3 when market-based transaction activity is unavailable and significant unobservable inputs are used.
Derivative Asset Related to Loans to Stockholders:
In relation to certain loans to stockholders, the Company purchased call options which grant the Company the right to acquire a fixed number of the Company’s Common Stock, held by such stockholders over the exercise period (four years). However, the exercise price per share is not fixed. The approximate $3.273 exercise price per share increases by a nominal amount of approximately $0.005 for each month that lapses from the call option issuance date. As of the date of the Business Combination, the exercise price per share was approximately $3.42. The Company understands that this variability in the exercise price of the call option is tied to the passage of time, which is not an input to the fair value of the Company’s shares per ASC 815, Derivatives and Hedging (“ASC 815”). Therefore, the Company does not believe the call option meets the scope exception under ASC 815. As the scope exception is not met, the call option is accounted for as a derivative instrument. Accordingly, the call option was measured at fair value and presented as a derivative asset on loans to stockholders on the Company’s condensed consolidated balance sheets. Interest earned on the non-recourse

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

promissory
 notes was reported as interest income and changes in the fair value of the call option were reported as other income or expense in the period incurred. The call option was measured at fair value at the end of each reporting period with change in fair value recorded in earnings. The fair value of the call option as of September 30, 2022 and December 31, 2021, was $
0
and $
35.3
 million, respectively. Upon consummation of the Business Combination in January 2022, all of the call options related to the Loans to Stockholders were exercised, settling the derivative asset on Loans to Stockholders of $
29.7
 million and the contra-equity Loans to Stockholders of $
15.2
 million with APIC being the offsetting entry.
A roll-forward of the Level 3 derivative asset on loans to stockholders is as follows (dollars in thousands):

Opening value at January 1, 2021	$457
Amendment to loan to stockholder	5
Change in fair value during the year	34,791

Ending value at December 31, 2021	35,253
Change in fair value during the period	(5,572)
Exercise of call option	(29,681)

Ending value at September 30, 2022	$—

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
Warrant Liability Related to Debt Facility:
As discussed further in Note 15, Debit and Credit Facility, in January 2021, the Company issued warrants contemporaneously with a debt facility that met the definition of a derivative under ASC 815. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a loan commitment fees asset. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the warrant liability in the three and nine months ended September 30, 2022, was $0 million and $0.4 million, respectively, which is presented within changes in fair value of warrant liability in the condensed consolidated statements of operations. Immediately prior to the close of the Business Combination, all, or 1,664,394 of the vested warrants were exercised and net settled for 450,841 shares of Legacy Dave’s Class A Common Stock pursuant to the terms of the Business Combination.
A roll-forward of the Level 3 warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2021	$—
Initial fair value at the original issuance date	106
Change in fair value during the year	3,620

Ending value at December 31, 2021	3,726
Change in fair value during the period	(361)
Exercise of warrant	(3,365)

Ending value at September 30, 2022	$—

The Company used a PWERM to weight the indicated warrant liability value determined under the binomial option pricing model to determine the fair value of the warrant liability.
The following table presents the assumptions used to value the warrant liability for the period ended December 31, 2021:

December 31, 2021

Expected volatility	57.0%
Risk-free interest rate	0.1 - 0.6%
Remaining term	0.0 - 1.5 Years
Note Payable:
As discussed in Note 13, Notes Payable, the Company has elected to measure the note payable at fair value using the fair value option of ASC
825-10.
The Company identified an embedded derivative related to a convertible feature in its promissory note and
,
in accordance with ASC
815-15-25-1
criterion (b), since the Company has elected to apply the fair value option to the debt
,
 embedded features will not be separated from the debt host. The note payable is carried on the Company’s unaudited condensed consolidated balance sheet as a current liability estimated at fair value with changes in fair value reflected in earnings. The Company recorded an unrealized gain of $0 and $0.1 million related to the change in fair value of the promissory note for the three and nine months ended September 30, 2022, respectively. Upon the Closing of the Business Combination, the promissory note was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination. Refer to Note 4, The Reverse Recapitalization and Related Transactions for further details on the closing of the note payable.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

A roll-forward of the Level 3 promissory note is as follows (dollars in thousands):

Opening value at January 1, 2021	$—
Fair value at issuance	14,608
Change in fair value during the year	443

Ending value at December 31, 2021	15,051
Change in fair value during the period	(51)
Discharge of obligation through the issuance of Common Stock	(15,000)

Ending value at September 30, 2022	$—

Public Warrants:
As discussed further in Note 14, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash
expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the public warrant liability during
the three and nine months ended September 30, 2022, was approximately $0.3 million and $7.4 million, respectively, which is presented within changes in fair value of public warrant liability in the condensed consolidated statements of operations.
Private Warrants:
As discussed further in Note 14, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash
expense within the condensed consolidated statement of operations. The derivative liability
was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the private warrant liability during
the three and nine months ended September 30, 2022, was approximately $0.4 million and $6.5 million, respectively, which is presented within changes in fair value of private warrant liability in the condensed consolidated statements of operations.
A roll-forward of the Level 3 private warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2022	$—
Initial fair value at the merger date	6,681
Change in fair value during the period	(6,455)

Ending value at September 30, 2022	$226

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the period ended September 30, 2022:

September 30, 2022

Exercise Price	$11.50
Expected volatility	92.8%
Risk-free interest rate	4.1%
Remaining term	4.26 years
Dividend yield	0%
Earnout Shares Liability:
As discussed further in Note 4, The Reverse Recapitalization and Related Transactions, as part of the recapitalization, 1,586,037 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The (loss) gain related to the change in fair value of the Founder Holder Earnout Shares liabilities in the three and nine months ended September 30, 2022, was approximately

($
0.02
)
and $9.6 million, respectively, which is presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.
A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (dollars in thousands):

Opening value at January 1, 2022	$—
Initial fair value at the merger date	9,682
Change in fair value during the period	(9,616)

Ending value at September 30, 2022	$66

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the period ended September 30, 2022:

September 30, 2022
Exercise Price	$11.50
Expected volatility	77.5%
Risk-free interest rate	4.1%
Remaining term	4.27
Dividend yield	0%
There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.
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
In the absence of a public market for the Common Stock prior to the date of the Business Combination, the valuation of the Common Stock was determined using a market approach, income approach, and subject company transaction method. The allocation of equity value was determined using Accountants Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.
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
In

2021, the Company’s management team first contemplated a transaction with a special purpose acquisition company (“SPAC Transaction”), which was incorporated into the June 7, 2021 valuation that resulted in a fair value of Dave’s Common Stock of $
8.67
per share (“June 2021 Valuation”). The SPAC Transaction was considered in the subsequent valuation performed as of October 6, 2021 that resulted in a fair value of Dave’s Common Stock of $
10.80
per share (“October 2021 Valuation”).

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The August 2019 Valuation and August 2020 Valuations were completed prior to the contemplation of the Business Combination, and at the time of these valuations, management did not expect a near-term exit. The August 2019 Valuation was performed at the time of the close of Dave’s Series
B-1
and
B-2
preferred equity financings (“Series B Financing”). Since no near-term exit was expected, the August 2019 Valuation was performed using the market approach, specifically the subject company transaction method was performed using a single option pricing model (“OPM”) as the allocation method. As a result, the fair value of the Company’s Common Stock was inferred from the Series B Financing. The August 2020 Valuation was performed using the market approach, specifically the guideline public company method (“GPCM”), and used a single OPM as the allocation methodology. The GPCM was performed by first considering the Series B Financing’s implied revenue multiple from the August 2019 valuation report, and then was adjusted based on changes in the guideline public company’s multiples since the Series B Financing occurred, with consideration for adjustments based on the Company’s comparative operational performance between the periods.
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
Concentration of Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member cash advances, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were approximately $37.8 million and $31.9 million at September 30, 2022 and December 31, 2021, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. The Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held. Pursuant to the Company’s internal investment policy, investments must be rated
A-1/P-1
or better by Standard and Poor’s Rating Service and Moody’s Investors Service at the time of purchase.
No Member individually exceeded 10% or more of the Company’s Member cash advances balances as of September 30, 2022 and December 31, 2021.
Leases
ASC 842, Leases (“ASC 842”) requires lessees to recognize most leases on the condensed consolidated balance sheet with a corresponding right-of-use
asset and lease liability.
Right-of-use
assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
Right-of-use
assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases are classified as financing or operating which will drive the expense recognition pattern. Lease payments on short-term leases are recognized as expense on a straight-line basis over the lease term. At the time of a lease abandonment, the operating lease right-of-use asset is derecognized, while the corresponding lease liability is evaluated by the Company based any remaining contractual obligations as of the lease abandonment date.
The Company leases office space under two separate leases, both of which are considered operating leases. Options to extend or terminate a lease are considered as part of calculating the lease term to the extent that the option is reasonably certain of exercise. The leases do not include the options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Covenants imposed by the leases include letters of credit required to be obtained by the lessee.

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
Restricted Stock Unit Awards:
Restricted stock units (“RSUs”) are valued on the grant date, and the fair value of the RSUs is equal to the estimated fair value of the Company’s Common Stock on the grant date. This compensation cost is recognized over the requisite service period as a component of stock-based compensation expense, presented within compensation and benefits in the condensed consolidated statements of operations. The Company recognizes forfeitures as they occur.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2022 were approximately $24.1 million and $57.1 million, respectively, and are presented within advertising and marketing in the condensed consolidated statements of operations. Advertising expense for the three and nine months ended September 30, 2021 was approximately $12.9 million and $38.8 million, respectively.
Income Taxes
The Company follows ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more-likely-than- not that the asset will not be realized.
The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that those taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.
ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no
tax benefit is recorded. The Company has estimated approximately $0.6 million and $0.5 million of uncertain tax positions as of September 30, 2022 and December 31, 2021, respectively, related to state income taxes and research tax credits.
The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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
Net Loss Per Share Attributable to Stockholders
The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of September 30, 2022.
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
B-2
Preferred Shares”) and, together with the Series A Preferred Shares and the Series
B-1
Preferred Shares, the “Preferred Stock”), unvested restricted stock awards and early exercised stock options). The Company used the two-class
method to compute net loss per common share, because it had issued multiple classes of participating securities. The two-class
method requires earnings for the period to be allocated between multiple classes of participating securities based upon their respective rights to receive distributed and undistributed earnings. Losses are not attributed to participating securities as holders of Preferred Stock, unvested restricted stock awards, and early exercised stock options are not contractually obligated to share in the Company’s losses.
Basic net loss attributable to holders of Common Stock per share is calculated by dividing net loss attributable to holders of Common Stock by the weighted-average number of shares outstanding, excluding shares issued in relation to unvested restricted stock awards and vested early exercise options funded by non-recourse
notes (refer to Note 20, Related-Party Transactions for further details on the Company’s Loans to Stockholders).
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to holders of Common Stock (in thousands, except share data):

	For the Three Months September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(47,504)	$(7,889)	$(107,414)	$(4,801)
Less: noncumulative dividend to convertible preferred stockholders	—	—	—	—
Less: undistributed earnings to participating securities	—	—	—	—

Net loss attributed to common stockholders—basic	(47,504)	(7,889)	(107,414)	(4,801)
Add: undistributed earnings reallocated to common stockholders	—	—	—	—

Net loss attributed to common stockholders—diluted	$(47,504)	$(7,889)	$(107,414)	$(4,801)

Denominator
Weighted-average shares of common stock—basic	374,507,465	137,833,983	368,843,244	135,678,324
Dilutive effect of convertible preferred stock	—
Dilutive effect of equity incentive awards	—

Weighted-average shares of common stock—diluted	374,507,465	137,833,983	368,843,244	135,678,324

Net loss per share
Basic	$(0.13)	$(0.06)	$(0.29)	$(0.04)
Diluted	$(0.13)	$(0.06)	$(0.29)	$(0.04)
The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Equity incentive awards	47,812,017	38,416,709	47,812,017	38,416,709
Convertible debt	10,000,000	—	10,000,000	—
Convertible preferred stock	—	203,882,182	—	203,882,182
Series B-1 warrants	—	2,252,178	—	2,252,178

Total	57,812,017	244,551,069	57,812,017	244,551,069

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU
2016-13”).
ASU
2016-13
introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to
maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU
2016-13,
the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for public companies for the fiscal year beginning after December 15, 2019. In February 2020, the FASB issued an amendment providing a description of the measurement process for current expected credit losses. Early adoption is permitted. The Company plans to adopt the standard on January 1, 2023, provided it remains an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended. The Company is currently evaluating the short-term nature of its receivables, historical loss information and current market conditions to assess any potential impact the adoption of this standard may have on its condensed consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The provisions of this standard are available for election for all companies through December 31, 2022. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements and related disclosures.
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
815-40,
Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted
method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU
2020-06
are effective for public companies for fiscal years beginning after December 15, 2021. The Company adopted the standard effective January 1, 2022 on a modified retrospective approach. The Company has evaluated the effect that the updated standard had on its internal processes, condensed consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its condensed consolidated financial statements and related disclosures.

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

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Cash	$202.0
Other assets	0.7
Accrued expense	(0.2)
Earnout liabilities (As Restated)	(9.7)
Warrant liability — Public	(7.6)
Warrant liability — Private	(6.7)
Net assets acquired (As Restated)	$178.5
Additionally, as part of the recapitalization, 5,392,528 shares of VPCC Class A common stock held by founders of VPCC (the “Founder Holders”) were exchanged with 5,392,528 shares of Dave Class A Common Stock, 1,586,037 (or “Founder Holder Earnout Shares”) of which will be subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date as follows:
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
Following the Business Combination, Dave warrants to purchase 11,444,235 shares of Class A Common Stock, consisting of (i) 6,344,131 public warrants listed on the Nasdaq and (ii) 5,100,214 private warrants, each with an exercise price of $11.50 per share, remained outstanding.
Note 5 Marketable Securities
Below is detail regarding marketable securities (in thousands):

	September 30, 2022	December 31, 2021
Marketable securities	$—	$8,226

Total	$—	$8,226

At December 31, 2021, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund with a ticket symbol SSPXX. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At December 31, 2021, the investment portfolio had a weighted-average maturity of 46 days.
The gain (loss) recognized in connection with the investment in marketable securities for the three and nine months ended September 30, 2022, was insignificant and recorded as a component of interest income in the condensed consolidated statements of operations. The gain (loss) recognized in connection with the investment in marketable securities for the three and nine months ended September 30, 2021, was insignificant and recorded as a component of interest income in the condensed consolidated statements of operations.
Note 6 Short-term investments
Below is a summary of short-term investments, which are measured at fair value as of September 30, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$165,503	$—	$(2,905)	$162,598
Asset-backed securities	19,895	—	(104)	19,791
Government securities	2,951	—	(17)	2,934

Total	$188,349	$—	$(3,026)	$185,323

At September 30, 2022, the Company’s short-term investments consisted of investments in corporate bonds and notes, asset backed securities, and government securities with varying maturity dates between 2022 through 2027. Proceeds from sales and maturities
of short-term investments during the
nine
months ended September 30, 2022, were $10.3
million. Purchases of short-term investments during the nine months ended September 30, 2022 were
$197.8
million.
The unrealized loss recorded in connection with the investment in short-term investments for the three and nine months ended September 30, 2022, was approximately $0.6 million and $3.0 million, respectively, and
recorded as a separate component of income in the condensed consolidated statement of comprehensive income.
At December 31, 2021, the Company had no short-term investments.
Note 7 Member Cash Advances, Net
Below is detail regarding Member cash advances, net as of September 30, 2022 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Unrecoverable Advances	Member Advances, Net
1-10	$72,474	$(1,703)	$70,771
11-30	13,381	(3,368)	10,013
31-60	9,801	(5,990)	3,811
61-90	7,856	(5,921)	1,935
91-120	6,212	(5,134)	1,078

Total	$109,724	$(22,116)	$87,608

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Below is detail regarding Member cash advances, net as of December 31, 2021 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Unrecoverable Advances	Member Advances, Net
1-10	$39,910	$(1,313)	$38,597
11-30	8,111	(2,084)	6,027
31-60	4,781	(2,652)	2,129
61-90	3,986	(2,735)	1,251
91-120	4,220	(3,211)	1,009

Total	$61,008	$(11,995)	$49,013

Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for unrecoverable advances.
The roll-forward of the allowance for unrecoverable advances is as follows (dollars in thousands):

Opening allowance balance at January 1, 2022	$11,995
Plus: provision for unrecoverable advances	45,995
Less: amounts written-off	(35,874)

Ending allowance balance at September 30, 2022	$22,116

Opening allowance balance at January 1, 2021	$12,580
Plus: provision for unrecoverable advances	21,693
Less: amounts written-off	(22,933)

Ending allowance balance at September 30, 2021	$11,340

Note 8 Property and Equipment, net
Property and Equipment, Net consisted of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Computer equipment	$991	$664
Leasehold improvements	532	384
Furniture and fixtures	14	14

Total property and equipment	1,537	1,062
Less: accumulated depreciation	(623)	(377)

Property and equipment, net	$914	$685

Depreciation
 expense for the three and nine months ended September 30, 2022 was approximately $
0.1
 million and $
0.3
 million, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was approximately $
0.06
 million and $
0.1
 million, respectively.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9 Intangible Assets, Net
The Company’s Intangible assets, net consisted of the following (in thousands):

	September 30, 2022				December 31, 2021
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$19,551	$(10,197)	$9,354	$13,109	$(5,342)	$7,767
Domain name	15.0 Years	121	(45)	76	121	(39)	82

Intangible assets, net		$19,672	$(10,242)	$9,430	$13,230	$(5,381)	$7,849

The future estimated amortization expenses as of September 30, 2022, were as follows (in thousands):

2022 (remaining)	$1,720
2023	3,610
2024	2.942
2025	1,108
2026	8
Thereafter	42
Total future amortization	$9,430
Total amortization expense for the three and nine months ended September 30, 2022, was approximately $2.3 million and $4.9 million, respectively. Total amortization expense for the three and nine months ended September 30, 2021, was approximately $0.7 million and $1.9 million, respectively. No impairment charges were recognized related to long-lived assets for the nine months ended September 30, 2022 and 2021. Capitalized costs for internally developed software for the three and nine months ended September 30, 2022 were approximately $2.3 million and $6.4 million, respectively. Capitalized costs for internally developed software for the three
and
nine months ended September 30, 2021 were approximately $1.1 million and $3.9 million, respectively.
Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three and nine months ended September 30, 2022 was approximately $1.5 million and $2.1 million, respectively. Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three and nine months ended September 30, 2021 was approximately $0 million and $0 million, respectively.
Note 10 Accrued Expenses
Accrued expenses consisted of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Accrued charitable contributions	$4,735	$7,164
Accrued compensation	3,012	1,522
Sales tax payable	1,303	1,208
Accrued professional and program fees	4,721	2,163
Other	1,933	988

Total	$15,704	$13,045

Accrued charitable contributions include amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to third parties who use the funds to provide meals to those in need. For the three and nine months ended September 30, 2022, the Company pledged approximately $0.9 million and $2.9 million related to charitable donations, respectively. For the three and nine months ended September 30, 2021, the Company pledged approximately $1.3 million and $3.6 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other general and administrative expenses in the condensed consolidated statements of operations.
Accrued compensation includes accrued bonuses and one half of the portion of employer Social Security payroll taxes deferred under the CARES Act.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11 Line of Credit
In November 2017, the Company entered into a line of credit agreement with UBS (the “UBS Agreement”) which was terminated in March 2021. Issuance costs related to this transaction were not significant. There was no stated maturity date, there were no financial covenants and the amount of the line of credit was solely dependent upon the total amount of assets the Company holds with UBS at any given point. Upon termination, the Company repaid $3.9 million.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 12 Convertible Note Payable
On March 21, 2022, the Company entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd., (the “Purchaser”) owner of FTX US (“FTX”), providing for the purchase and sale of a convertible note in the initial principal amount of $100.0 million (the “Note”). The Note bears interest at a rate of 3.00% per year (compounded semiannually), payable semi-annually in arrears on
J
une
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
The effective interest rate as of September 30, 2022 was 3.01%. As of September 30, 2022, the outstanding balance of the Note, including paid in-kind
interest was $101.6 million.
Note 13 Note Payable
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
The Company elected to measure the note payable debt instrument at fair value using the fair value option of ASC
825-10.
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
criterion (b), since the Company has elected to apply the fair value option to the debt, the embedded features will not be separated from the debt host. The fair value of the Promissory Note was
$0 and $15.0 million as of September 30, 2022 and December 31, 2021, respectively. Upon the closing of the Business Combination, the promissory note was automatically discharged upon the Company’s issuance of 1,500,000 shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination. Refer to Note 4, The Reverse Recapitalization and Related Transactions for further details on the closing of the note payable.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 14 Warrant Liabilities
As of September 30, 2022, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
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
Immediately prior to the close of the Business Combination, all, or 1,664,394 of the vested warrants were exercised and net settled for 450,841 shares of Legacy Dave’s Class A Common Stock after applying the Exchange Ratio.
Note 15 Debt and Credit Facility
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
LIBOR (as of the last business day of each calendar month) and 2.55%. Interest is payable monthly in arrears. The Debt Facility has certain financial covenants, including a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance of $10.0 million and as of September 30, 2022, the Company was in compliance with all covenants. Payments of the loan draws are due at the following dates: (i) within five business days after the date of receipt by the Borrower and the Company (each, a “Credit Party”) or any of their subsidiaries of any net cash proceeds in excess of $250 thousand in the aggregate during any fiscal year from any asset sales (other than certain permitted dispositions), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (ii) within five business days after the date of receipt by any Credit Party or any of their subsidiaries, or the Agent as loss payee, of any net cash proceeds from any destruction or taking, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (iii) within three business days after the date of receipt by any Credit Party or any of their subsidiaries of any net cash proceeds from the incurrence of any indebtedness of any Credit Party or any of their subsidiaries (other than with respect to permitted indebtedness), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; and (iv) (a) if extraordinary receipts are received by any Credit Party in the aggregate amount in any fiscal year in excess of $250 thousand or (b) if an event of default has occurred and is continuing at any time when any extraordinary receipts are received by any Credit Party, then within five business days of the receipt by any Credit Party of any such extraordinary receipts, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to (x) 100% of such extraordinary receipts in excess of $250 thousand in respect of clause (a) above and (y) 100% of such extraordinary receipts in respect of clause (b) above. As of September 30, 2022 and December 31, 2021, respectively, the Company had drawn $45 million and $35 million on the Debt Facility and had made no repayments.
In November 2021, the Borrower entered into an amendment of the Debt Facility which added a $20 million credit line (as amended, the “Credit Facility”) which has an interest rate of 8.95% annually plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. As of September 30, 2022 and December 31, 2021, respectively, the Company had drawn $20 million on the Credit Facility and has made no repayments.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 16 Commitments and Contingencies
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
Stoffers v. Dave Inc. (filed September 16, 2020 in LA County Superior Court)
This is a purported class action lawsuit filed in connection with a July 2020 data breach. The Company is in the process of settling this matter and the estimated settlement amount of approximately $
3.2
 million is included in the Legal settlement accrual within the condensed consolidated balance sheets for the period ended September 30, 2022 and December 31, 2021.
Martinsek v. Dave Inc. (filed January 9, 2020 in the California Superior Court for the County of Los Angeles)
In January 2020, a former employee of the Company filed a complaint in the California Superior Court for the County of Los Angeles against the Company and the Company’s Chief Executive Officer, asserting claims for, among other things, breach of contract, breach of fiduciary duty, conversion, and breach of the implied covenant of good faith and fair dealing. The complaint alleges that the Company and the Chief Executive Officer misappropriated approximately 9.2 million shares (as adjusted for a 10:1 forward stock split in November 2020 and the Exchange Ratio) by rescinding a stock option agreement and a restricted stock purchase agreement between the Company and the former employee under which such shares were issued and repurchasing the shares. The Company rescinded the agreements for failure of consideration. The Company and the Chief Executive Officer answered, denying all claims and asserting defenses. The Company is in the process of settling this matter and the estimated settlement amount of approximately $
6.0

million is included in the Legal settlement accrual within the condensed consolidated balance sheet for the period ended September 30, 2022.
Lopez v. Dave Inc. (filed July 15, 2022 in the United States District Court for the Northern District of California)
This is a purported class action alleging violations of California consumer protection laws and state and federal lending laws, among other things. The complaint seeks injunctive relief, damages, restitution, nonrestitutionary disgorgement, pre- and post-judgment interest and reasonable attorneys’ fees and costs. The Company is actively litigating this matter and cannot estimate the likely outcome at this time.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 17 Leases
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
In May 2020, the Company entered into a sublease with Whalerock for general office space in West Hollywood, California. Under the terms of the sublease, the lease term is approximately 18 months and the monthly rent is approximately $0.14 million. The Company began utilizing the office space in June 2021. The lease was abandoned
during the quarter ended September 30, 2022.
All leases were classified as operating and operating lease expenses are presented within other general and administrative expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (dollars in thousands):

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Operating lease cost	$2,058	$901
Short-term lease cost	26	—
Variable lease cost	—	—

Total lease cost	$2,084	$901

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Other information:
Cash paid for operating leases	$1,457	$798
Right-of-use assets obtained in exchange for new operating lease liability	$—	$2,514
Weighted-average remaining lease term—operating lease	3.08	2.22
Weighted-average discount rate—operating lease	10%	10%

Dave
Inc.
Notes
to
the Unaudited
Condensed
Consolidated
Financial
Statements

The
future minimum lease payments as of September 30, 2022, were as follows (in thousands):

Year	Third-Party Commitment	Related-Party Commitment	Total

2022 (remaining)	$—	$84	$84
2023	—	339	339
2024	—	295	295
2025	—	310	310
Thereafter	—	—	—

Total minimum lease payments	$—	$1,028	$1,028

Less: imputed interest	—	(142)	(142)

Total lease liabilities	$—	$886	$886

Note 18 Preferred Stock and Stockholders’ Equity
As of September 30, 2022, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
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
Class A and Class V Common Stock:
The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. As of September 30, 2022, the Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common
Stock, respectively.
As of September 30, 2022, the Company had 329,596,893 and 48,450,639 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of September 30, 2022, the Company had 328,010,856 and 48,450,639 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.
Note 19 Stock-Based Compensation
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
The Company recognized approximately $8.0 million and $34.1 million of stock-based compensation expense arising from stock option and restricted stock unit
grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The Company recognized approximately $3.6 million and $6.3 million of stock-based compensation expense arising from stock option and restricted stock grants for the three and nine months ended September 30, 2021, respectively.

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options:
Management has valued stock options at their date of grant utilizing the Black-Scholes option pricing model. The fair value of the underlying shares was estimated by using a number of inputs, including recent arm’s length transactions involving the sale of the Company’s Class A Common Stock.
The following table presents the weighted-average assumptions used to value options granted during the nine months ended September 30, 2021:

Expected term	6.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%
The C
ompany had no stock options granted during the
nine
months ended September 30, 2022.
Expected term—The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.
Risk free interest rate—The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options depending on the date of the grant and expected life of the options.
Expected dividend yield—The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.
Expected volatility—Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The Company identified a group of peer companies and considered their historical stock prices. In identifying peer companies, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.
Activity with respect to stock options is summarized as follows:

	Shares	Weighted- Average Exercise Price
Options outstanding, January 1, 2022	34,709,027	$0.64
Granted	—	$—
Exercised	(3,623,359)	$0.45
Forfeited	(979,297)	$0.67
Expired	(617,342)	$0.70

Options outstanding, September 30, 2022	29,489,029	$0.66

Nonvested options, September 30, 2022	18,909,160	$0.72

Vested and exercisable, September 30, 2022	10,579,869	$0.54

At
 September 30, 2022, total estimated unrecognized stock-based compensation cost related to nonvested stock options granted prior to that date was approximately $
14.1
million, which is expected to be recognized over a weighted-average period of
3.7
years. The weighted-average grant date fair value of options granted during the nine
months ended September 30, 2022 and 2021 was $
0
and $
1.22
per share, respectively.
The Company allowed certain stock option holders to exercise unvested options to purchase shares of Common Stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of September 30, 2022 and 2021, 266,645 and 622,171

shares of Common Stock were subject to repurchase at weighted-average exercise prices of $0.69 and $0.69, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheets as such shares are considered legally outstanding.

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
The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%
Restricted Stock Units:
Activity with respect to Restricted Stock Units is summarized as follows:

	Shared	Weighted- Average Grant-Date Fair Value
Nonvested shares at January 1, 2022	—	$—
Granted	24,141,786	$4.57
Vested	(3,700,759)	$6.06
Forfeited	(2,118,039)	$6.04

Nonvested shares at September 30, 2022	18,322,988	$4.09

In July 2022, the Company granted 6,463,951 time-based RSUs contingent upon shareholder approval. These awards are classified as Other current liabilities on the condensed consolidated balance sheet due to insufficient shares available for grant in the 2021 Plan.
The Company had no RSU activity during the nine months ended September 30, 2021.
At September 30, 20
2
2
, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $69.4 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Note 20 Related-Party Transactions
Leasing Arrangements:
During the three and nine months ended September 30, 2022, the Company paid approximately $0.1 million and $0.3 million, respectively, under lease agreements with PCJW for general office space in Los Angeles, California, and during the three and nine months ended September 30, 2021, the Company paid approximately $0.1 million and $0.2 million, respectively.
The following is a schedule of future minimum rental payments as of September 30, 2022, under the Company’s sub-lease
for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2022 (remaining)	$84
2023	340
2024	295
2025	309
Thereafter	—

Total minimum lease payments	$1,028

Less: imputed interest	(142)

Total lease liabilities	$886

Dave Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

The related-party components of the lease
right-of-use
assets, lease liabilities, short-term, and lease liabilities, long-term, are presented as part of the right-of-use
asset and lease liability on the condensed consolidated balance sheets.
Related-Party Exercise Receivable Promissory Notes:
During 2018, the Company received
non-recourse
promissory notes from certain employees, which allowed for the early exercise of stock options, with the exercise price to be paid back to the Company at a later date. The notes for approximately $0.1 thousand were secured by a pledge of 1,942,250 shares. During 2020, the Company received a non-recourse
promissory note from a certain executive, which allowed for the early exercise of stock options, with the exercise price to be paid back to the Company at a later date. The note for approximately $1.0 million was secured by a pledge of 1,050,000 shares. The promissory notes have a term of five years and carry stated interest rates between 1.5% and 2.0%, which are compounded annually. Prior to the consummation of the Business Combination in January 2022, the promissory notes were repaid. The amounts due as of September 30, 2022 and December 31, 2021, were $0 and approximately $1.1 million, respectively.
On January 3, 2022, Legacy Dave entered into an agreement with a certain executive to transfer and sell shares of Legacy Dave common stock to Legacy Dave. A total of 146,565 shares of Legacy Dave’s common stock were repurchased for an aggregate purchase amount of $1.6 million, which resulted in an extinguishment of the related-party exercise receivable promissory notes.
Loans to Stockholders:
In 2019, the Company entered into loan, pledge, and option agreements (“Loans to Stockholders”) with various employees, who are also stockholders, to provide those employees cash in exchange for non-recourse
promissory notes and call options, which allow the Company to acquire shares held by these stockholders. The entire unpaid principal balance of these Loans to Stockholders, together with all accrued but unpaid interest, is due and payable upon the earlier (i) of August 12, 2026; (ii) a liquidity event; or (iii) upon the exercise of the call option by the Company. These Loans to Stockholders carry stated interest rates of 1.87%, which are compounded annually. Please refer to Note 3, Significant Account Policies Summary of Significant Accounting Policies, for further details on the fair value of the derivative asset related to the Loans to Stockholders. Upon consummation of the Business Combination in January 2022, all of the call options related to the Loans to Stockholders were exercised and the related loans were settled. The Loans to Stockholders, inclusive of interest, were $0 and approximately $15.2 million as of September 30, 2022 and December 31, 2021, respectively.
Note 21 401(k) Savings Plan
The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company is required to make matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, and approximately $0.3 million and $0.7million for the three and nine months ended September 30, 2021, respectively.
Note 22 Subsequent Events
Management has evaluated all events and transactions through the date the Company issued these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition and should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 our Form 10-Q/A for the three months ended March 31, 2022 filed with the SEC on August 22, 2022 and our Form 10-Q for the six months ended June 30, 2022 filed with the SEC on August 22, 2022. Actual results may differ materially from those contained in any forward-looking statements. Unless otherwise noted or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and the “Company” are intended to mean the business and operations of Dave Inc. and our consolidated subsidiaries subsequent to the closing of the Business Combination (as defined below).

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

Market research conducted by Dave found that legacy financial institutions commonly require a more extensive banking relationship and days or even weeks of wait times to access their features and services, which can potentially be more onerous in order to obtain premium features (e.g., access to increased interest rates requires direct deposit or higher minimum daily balances). Even new challenger banks often take multiple days or even weeks before allowing members to access certain premium features, according to the same research. In contrast, Members are able to utilize all of Dave’s products individually and instantly, whether or not their banking relationship is with us. As an example, our ExtraCash product allows new Members to now access up to $500 to cover an overdraft at their existing bank. We are able to do this by leveraging our proprietary machine learning engine that analyzes a Member’s prior transaction history at their existing bank. This flexible approach to Member choice and speed to value has been a key driver of our growth and best-in-Class brand favorability.

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

As a result of the consummation of the Business Combination, we will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, and legal and administrative resources, including increased audit, compliance and legal fees.

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

Restatement of Consolidated Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain adjustments made to our previously issued condensed consolidated financial statements as of and for the nine months ended September 30, 2021. The determination to restate these condensed consolidated financial statements was made by management after its review of records related to the classification of cash flows to/from Member advances, in connection with its preparation of the Company’s condensed consolidated financial statements for the nine months ended September 30, 2022. See Note 2—Restatement of Previously Issued Financial Statements to our condensed consolidated financial statements.

COVID-19 Impact

There are many uncertainties regarding the current global pandemic involving a novel strain of coronavirus (“COVID-19”), and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it has and may in the future impact our Members, employees, suppliers, vendors, and business partners. The duration and magnitude of the continuing effects of COVID-19 on our Members remain uncertain and dependent on various factors, including new variants of the virus and their severity and transmission rates, the nature of and duration for which preventive and containment measures are taken and remain in place, and the extent and effectiveness of such measures, including vaccination programs, and the type of stimulus measures and other policy responses that the U.S. government may further adopt. Moreover, the global macroeconomic effects of the COVID-19 pandemic and related impacts on Members and their demand for our products and services may persist for an indefinite period, even after the effects of the pandemic have subsided.

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

Service based revenue, net

Service based revenue, net primarily consists of optional tips, optional express processing fees and subscriptions charged to Members, net of processor- related costs associated with advance disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners as well as fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants.

Transaction based revenue, net

Transaction based revenue, net consists of interchange and ATM revenues from our Checking Product, net of interchange and ATM-related fees and cashback rewards, and are recognized at the point in time the transactions occur, as the performance obligation is satisfied.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	For the Three Months Ended		Change
	September 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Service based revenue, net
Processing fees, net	$29,793	$21,032	$8,761	42%
Tips	17,497	12,005	5,492	46%
Subscriptions	5,191	4,060	1,131	28%
Other	314	241	73	30%
Transaction based revenue, net	4,012	2,860	1,152	40%

Total	$56,807	$40,198	$16,609	41%

Operating revenues

Service based revenue, net— Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the three months ended September 30, 2022 were approximately $29.8 million, an increase from approximately $21.0 million for the three months ended September 30, 2021. The increase of approximately $8.8 million, or 42%, was primarily attributable to increases in total advance volume from approximately $360.7 million to approximately $757.1 million along with a higher average advance amount period over period. Processing fees tend to increase as advance volume increases, but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance remained consistent for the three months ended September 30, 2022 and 2021, respectively. The average processing fees Members paid to expedite these advances increased slightly for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Tips

Tips for the three months ended September 30, 2022 were approximately $17.5 million, an increase from approximately $12.0 million for the three months ended September 30, 2021. The increase of approximately $5.5 million, or 46%, was primarily attributable to increases in total advance volume from approximately $360.7 million to approximately $757.1 million period over period. Tips tend to increase as advance volume increases, but may not always trend ratably as tips often vary depending on the total amount of the advance. The percentage of Members that chose to leave a tip decreased slightly for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. For those same periods, the average amount of tip Members chose to leave increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Subscriptions

Subscriptions for the three months ended September 30, 2022 were approximately $5.2 million, an increase from approximately $4.1 million during the three months ended September 30, 2021. The increase of approximately $1.1 million, or 28%, was primarily attributable to higher subscription engagement with Members on our platform.

Transaction based revenue, net

Transaction based revenue, net for the three months ended September 30, 2022 was approximately $4.0 million, an increase from approximately $2.9 million, for the three months ended September 30, 2021. The increase of approximately $1.2 million, or 40%, was primarily attributable to the growth in Members engaging with our Checking Product and corresponding growth in the number of transactions initiated by Members.

Operating expenses

	For the Three Months Ended		Change
	September 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Provision for unrecoverable advances	$18,353	$10,760	$7,593	71%
Processing and servicing fees	9,494	6,205	3,289	53%
Advertising and marketing	24,090	12,949	11,141	86%
Compensation and benefits	24,294	15,432	8,862	57%
Other operating expenses	18,498	10,523	7,975	76%

Total	$94,729	$55,869	$38,860	70%

Provision for unrecoverable advances—The provision for unrecoverable advances totaled approximately $18.4 million for the three months ended September 30, 2022, compared to approximately $10.8 million for the three months ended September 30, 2021. The increase of approximately $7.6 million, or 71%, was primarily attributable to an increase in provision expense of approximately $6.4 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, in addition to an increase in provision expense of approximately $1.2 million related to Member advances aged 120 days and under.

The increase in provision expense related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was driven primarily by aged receivables and the increase in advance volume during the second quarter of 2022 along with approximately $3.0 million in member advance write-offs related to a fraud event during the third quarter of 2022. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for unrecoverable advances.

The increase in provision expense related to Member advances aged 120 days and under was primarily attributed to significant increases in average advance amounts and total advance volume from approximately $360.7 million to approximately $757.1 million for the three months ended September 30, 2022 and 2021, respectively. This resulted in an increase to the allowance for unrecoverable advances and corresponding higher provision for unrecoverable advances expense during the three months ended September 30, 2022 as compared to September 30, 2021. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.

Throughout the three months ended September 30, 2022, loss and collections experience of Member advances remained steady, however, historical loss and collections rates utilized in the calculation of the provision for unrecoverable advances decreased slightly when compared to historical rates used in 2021 which reflected underwriting modifications made during early 2020 in response to the onset of COVID-19. These underwriting modifications primarily consisted of lower advance amounts and stricter eligibility requirements. Any changes to our historical loss and collections experience directly affects the historical loss rates utilized in the calculation of the allowance for uncollectible advances. The changes in the allowance for unrecoverable advances, period over period, has a direct impact on the provision for unrecoverable advances.

For information on the aging of Member advances and a rollforward of the allowance for unrecoverable advances, refer to the tables in Note 7 Member Cash Advances, Net in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q.

Processing and service fees—Processing and servicing fees totaled approximately $9.5 million for the three months ended September 30, 2022, compared to approximately $6.2 million for the three months ended September 30, 2021. The increase of approximately $3.3 million, or 53%, was primarily attributable to the increase in advance volume from $360.7 million to approximately $757.1 million for the three months ended September 30, 2022 and 2021, respectively, offset by volume associated discounts and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled approximately $24.1 million for the three months ended September 30, 2022, compared to approximately $12.9 million for the three months ended September 30, 2021. The increase of approximately $11.1 million, or 86%, was primarily attributable to increased advertising efforts, production costs and promotions across various social media platforms and television.

Compensation and benefits—Compensation and benefits expenses totaled approximately $24.3 million for the three months ended September 30, 2022, compared to approximately $15.4 million for the three months ended September 30, 2021. The increase of approximately $8.9 million, or 57%, was primarily attributable to the following:

•	an increase in payroll and related costs of approximately $5.3 million, primarily due to hiring and increased headcount throughout the business; and

•

an increase in stock-based compensation of approximately $4.5 million, primarily due to restricted stock units granted during the three months ended September 30, 2022 and stock options granted to a certain executive during 2021, which achieved certain performance conditions associated with the close of the Business Combination; offset by

•

a decrease in consultants and contractor costs of approximately $0.9 million, primarily due to decrease in the need for supplemental recruiting efforts and a decrease in IT security, marketing, design and augmenting customer service resources.

Other operating expenses—Other operating expenses totaled approximately $18.5 million for the three months ended September 30, 2022, compared to approximately $10.5 million for the three months ended September 30, 2021. The increase of approximately $8.0 million, or 76%, was primarily attributable to the following:

•	an increase in insurance related costs of approximately $1.7 million, primarily related to Director and Officer and Cyber Insurance premiums;

•

an increase in accounting costs of approximately $0.9 million, primarily related to various audit, tax and Sarbanes-Oxley compliance readiness related fees associated with the Business Combination in January 2022;

•

an increase in technology and infrastructure expenses of approximately $1.2 million, primarily due to increased costs to support the growth of our business and development of new products and features;

•

an increase in expenses related to our Checking Product of approximately $1.5 million, primarily attributable to processing and fraud related costs associated with the growth in Members and the number of transactions processed;

•	an increase in legal fees of approximately $0.5 million, primarily due to ongoing litigation, compliance, employment and general corporate related matters;

•	an increase in various administrative expenses of approximately $0.5 million, primarily due to increases in licenses and fees and travel and entertainment and other administrative expenses;

•

an increase in depreciation and amortization of approximately $1.6 million, primarily due to accelerated amortization related to the change in useful life of a certain intangible asset, equipment purchases for increased headcount and amortization of internally developed software; and

•	an increase in rent expense of approximately $0.5 million, due to additional leased office space; offset by

•	a decrease in charitable contribution expenses of approximately $0.4 million, primarily due to decreased amounts pledged to charitable meal donations related to Members’ tips.

Other (income) expense

	For the Three Months Ended		Change
	September 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Interest income	$(1,171)	$(470)	$(701)	149%
Interest expense	2,403	709	1,694	239%
Legal settlement and litigation expenses	6,845	343	6,502	1896%
Other strategic financing and transactional expenses	2,209	29	2,180	7517%
Changes in fair value of earnout liabilities	18	—	18	-100%
Changes in fair value of derivative asset on loans to stockholders	—	(9,001)	9,001	-100%
Changes in fair value of warrant liabilities	(748)	614	(1,362)	-222%

Total	$9.556	$(7,776)	$17,332	-223%

Interest income— Interest income totaled approximately $1.2 million for the three months ended September 30, 2022, compared to approximately $0.5 million for the three months ended September 30, 2021. The increase of approximately $0.7 million, or 149%, was primarily attributable to interest earned from yields from short-term investments and higher interest rates during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Interest expense— Interest expense totaled approximately $2.4 million for the three months ended September 30, 2022, compared to approximately $0.7 million for the three months ended September 30, 2021. The increase of approximately $1.7 million, or 239%, was primarily attributable to interest related to increased borrowings from the delayed draw senior secured loan facility (the “Debt Facility”) which Dave OD Funding I, LLC (“Dave OD”) entered into during January 2021, and which was subsequently amended in November 2021 to include a $20 million line of credit (the “Credit Facility”), along with interest related to the Note with FTX Ventures and higher interest rates on borrowings under the Debt Facility and Credit Facility.

Legal settlement and litigation expenses—Legal settlement and litigation expenses totaled $6.8 million for the three months ended September 30, 2022, compared to approximately $0.3 million for the three months ended September 30, 2021. See Note 16 Commitments and Contingencies in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q for more information regarding pending legal actions. The increase of approximately $6.5 million, or 1896%, was primarily attributable to an increase in various settlement and litigation expenses related to the various legal matters as compared to those expenses recorded during the three months ended September 30, 2021.

Other strategic financing and transactional expenses—Other strategic financing and transactional expenses totaled approximately $2.2 million for the three months ended September 30, 2022, compared to approximately $0.03 million for the three months ended September 30, 2021. The increase of approximately $2.2 million, or 7517%, was primarily attributable to consulting related spend on exploring various transactional and new product opportunities.

Changes in fair value of derivative asset on loans to stockholders—Changes in fair value of derivative asset on loans to stockholders totaled $0 for the three months ended September 30, 2022, compared to a benefit of approximately $9.0 million for the three months ended September 30, 2021. The decrease of approximately $9.0 million, or 100%, was primarily attributable to the exercise of the call options and settlement of the derivative asset during the close of the Business Combination in January 2022. Please refer to Note 3 in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled a benefit of approximately $0.7 million for the three months ended September 30, 2022, compared to an expense of approximately $0.6 million for the three months ended September 30, 2021. The decrease in expense of approximately $1.4 million, or 222%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price, offset by fair value adjustments associated with certain warrants exercised in connection with the Business Combination.

Provision for income taxes

	For the Three Months Ended September 30,		Change
			$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Provision for income taxes	26	(6)	32	-533%

Total	$26	$(6)	$32	-533%

Provision for income taxes for the three months ended September 30, 2022 increased by approximately $0.03 million compared to the three months ended September 30, 2021. This increase was primarily attributable to an increase in state taxes, including gross margin state taxes, relative to state taxes recognized for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	For the Nine Months Ended September 30,		Change
			$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Service based revenue, net
Processing fees, net	$74,624	$57,410	$17,214	30%
Tips	45,991	33,067	12,924	39%
Subscriptions	13,691	13,055	636	5%
Other	748	610	138	23%
Transaction based revenue, net	10,109	7,711	2,398	31%

Total	$145,163	$111,853	$33,310	30%

Operating revenues

Service based revenue, net - Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the nine months ended September 30, 2022 were approximately $74.6 million, an increase from approximately $57.4 million for the nine months ended September 30, 2021. The increase of approximately $17.2 million, or 30%, was primarily attributable to increases in total advance volume from approximately $961.7 million to approximately $1,908 million along with a higher average advance amount period over period. Processing fees tend to increase as advance volume increases, but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance remained consistent for the nine months ended September 30, 2022 and 2021, respectively. The average processing fees Members paid to expedite these advances increased slightly for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Tips

Tips for the nine months ended September 30, 2022 were approximately $46.0 million, an increase from approximately $33.1 million for the nine months ended September 30, 2021. The increase of approximately $12.9 million, or 39%, was primarily attributable to increases in total advance volume from approximately $961.7 million to approximately $1,908 million period over period. Tips tend to increase as advance volume increases, but may not always trend ratably as tips often vary depending on the total amount of the advance. The percentage of Members that chose to leave a tip decreased slightly for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. For those same periods, the average amount of tip Members chose to leave increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Subscriptions

Subscriptions for the nine months ended September 30, 2022 were approximately $13.7 million, an increase from approximately $13.1 million during the nine months ended September 30, 2021. The increase of approximately $0.6 million, or 5%, was primarily attributable to lower subscription engagement with Members on our platform.

Transaction based revenue, net—Transaction based revenue, net for the nine months ended September 30, 2022 was approximately $10.1 million, an increase from approximately $7.7 million, for the nine months ended September 30, 2021. The increase of approximately $2.4 million, or 31%, was primarily attributable to the growth in Members engaging with our Checking Product and corresponding growth in the number of transactions initiated by Members.

Operating expenses

	For the Nine Months Ended		Change
	September 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Provision for unrecoverable advances	$45,995	$21,693	$24,302	112%
Processing and servicing fees	23,627	16,920	6,707	40%
Advertising and marketing	57,087	38,844	18,243	47%
Compensation and benefits	81,326	34,685	46,641	134%
Other operating expenses	50,738	31,987	18,751	59%

Total	$258,773	$144,129	$114,644	80%

Provision for unrecoverable advances—The provision for unrecoverable advances totaled approximately $46.0 million for the nine months ended September 30, 2022, compared to approximately $21.7 million for the nine months ended September 30, 2021. The increase of approximately $24.3 million, or 112%, was primarily attributable to an increase in provision expense of approximately $11.4 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, in addition to an increase in provision expense of approximately $12.9 million related to Member advances aged 120 days and under.

The increase in provision expense related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was driven primarily by aged receivables and the increase in advance volume during the first and second quarters of 2022 along with approximately $3.0 million in member advance write-offs related to a fraud event during the third quarter of 2022. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for unrecoverable advances.

The increase in provision expense related to Member advances aged 120 days and under, was primarily attributed to significant increases in average advance amounts and total advance volume from approximately $961.7 million to approximately $1,908 million for the nine months ended September 30, 2021 and 2022, respectively. This resulted in an increase to the allowance for unrecoverable advances and corresponding higher provision for unrecoverable advances expense during the nine months ended September 30, 2022 as compared to September 30, 2021. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.

Throughout the first nine months of 2022, loss and collections experience of Member advances remained steady, however, historical loss and collections rates utilized in the calculation of the provision for unrecoverable advances decreased slightly when compared to historical rates used in 2021 which reflected underwriting modifications made during early 2020 in response to the onset of COVID-19. These underwriting modifications primarily consisted of lower advance amounts and stricter eligibility requirements. Any changes to our historical loss and collections experience directly affects the historical loss rates utilized in the calculation of the allowance for uncollectible advances. The changes in the allowance for unrecoverable advances, period over period, has a direct impact on the provision for unrecoverable advances.

For information on the aging of Member advances and a rollforward of the allowance for unrecoverable advances, refer to the tables in Note 7 Member Cash Advances, Net in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q.

Processing and service fees—Processing and servicing fees totaled approximately $23.6 million for the nine months ended September 30, 2022, compared to approximately $16.9 million for the nine months ended September 30, 2021. The increase of approximately $6.7 million, or 40%, was primarily attributable to the increase in advance volume from $961.7 million to approximately $1,908 million for the nine months ended September 30, 2021 and 2022, respectively, offset by volume associated discounts and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled approximately $57.1 million for the nine months ended September 30, 2022, compared to approximately $38.8 million for the nine months ended September 30, 2021. The increase of approximately $18.2 million or 47% was primarily attributable to increased marketing efforts, production costs and promotions across various social media platforms and television.

Compensation and benefits—Compensation and benefits expenses totaled approximately $81.3 million for the nine months ended September 30, 2022, compared to approximately $34.7 million for the nine months ended September 30, 2021. The increase of approximately $46.6 million, or 134%, was primarily attributable to the following:

•	an increase in payroll and related costs of approximately $17.8 million, primarily due to hiring and increased headcount throughout the business;

•

an increase in consultants and contractor costs of approximately $1.1 million, primarily due to our need to supplement recruiting efforts and an increase in IT security, marketing, design and augmenting customer service resources; and

•

an increase in stock-based compensation of approximately $27.7 million, primarily due to restricted stock units granted during the nine months ended September 30, 2022 and to the expenses related to stock options granted to a certain executive during 2021, which achieved certain performance conditions associated with the close of the Business Combination.

Other operating expenses—Other operating expenses totaled approximately $50.7 million for the nine months ended September 30, 2022, compared to approximately $32.0 million for the nine months ended September 30, 2021. The increase of approximately $18.8 million, or 59%, was primarily attributable to the following:

•	an increase in insurance related costs of approximately $5.3 million, primarily related to director and officer insurance premiums;

•

an increase in accounting costs of approximately $1.8 million, primarily related to various audit, tax and Sarbanes Oxley compliance readiness related fees associated with the Business Combination in January 2022;

•

an increase in technology and infrastructure expenses of approximately $3.8 million, primarily due to increased spending to support the growth of our business and development of new products and features;

•

an increase in expenses related to our Checking Product of approximately $5.3 million, primarily attributable to processing and fraud related costs associated with the growth in Members and the number of transactions processed;

•	an increase in legal fees of approximately $1.5 million, primarily due to ongoing litigation, compliance, employment and general corporate related matters;

•	an increase in various administrative fees of approximately $1.6 million primarily due to increases license and fees and travel and entertainment, investor relations and administrative expenses;

•

an increase in depreciation and amortization of approximately $3.1 million primarily due to accelerated amortization related to the change in useful life of a certain intangible asset, equipment purchases for increased headcount and amortization of internally developed software; and

•	an increase in rent expense of approximately $1.2 million, due to additional leased office space; offset by

•

a decrease in chargeback related expenses of approximately $4.0 million, primarily due to fraudulent activity in relation to our Checking Product (see “Risk Factors—Risks related to our Business and Industry—Fraudulent and other illegal activity involving our products and services could lead to reputational damage to us, reduce the use of our platform and services and may adversely affect our financial position and results of operations.” in our Form 10-K for the year ended December 31, 2021); and

•	a decrease in charitable contribution expenses of approximately $0.8 million, primarily due to decreased amounts pledged to charitable meal donations related to Members’ tips.

Other (income) expense

	For the Nine Months Ended		Change
	September 30,		$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Interest income	$(1,831)	$(610)	$(1,221)	200%
Interest expense	6,246	1,494	4,752	318%
Legal settlement and litigation expenses	6,845	952	5,893	619%
Other strategic financing and transactional expenses	5,040	253	4,787	1892%
Gain on extinguishment of liability	(4,290)	—	(4,290)	-100%
Changes in fair value of earnout liabilities	(9,616)	—	(9,616)	-100%
Changes in fair value of derivative asset on loans to stockholders	5,572	(33,043)	38,615	-117%
Changes in fair value of warrant liabilities	(14,232)	3,480	(17,712)	-509%

Total	$(6,266)	$(27,474)	$21,208	-77%

Interest income— Interest income totaled approximately $1.8 million for the nine months ended September 30, 2022, compared to approximately $0.6 million for the nine months ended September 30, 2021. The increase of approximately $1.2 million, or 200%, was primarily attributable to interest earned from a higher marketable securities balance, yields from short-term investments and higher interest rates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Interest expense— Interest expense totaled approximately $6.2 million for the nine months ended September 30, 2022, compared to approximately $1.5 million for the nine months ended September 30, 2021. The increase of approximately $4.8 million, or 318%, was primarily attributable to interest related to increased borrowings under the Debt Facility and the Credit Facility, interest related to the Note with FTX Ventures and higher interest rates.

Legal settlement and litigation expenses—Legal settlement and litigation expenses totaled $6.8 for the nine months ended September 30, 2022, compared to approximately $1.0 million for the nine months ended September 30, 2021. See Note 16 Commitments and Contingencies in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q for more information regarding pending legal actions. The increase of approximately $5.9 million, or 619%, was primarily attributable to increased settlement and litigation expenses related to various legal matters as compared to those expenses recorded during the nine months ended September 30, 2021.

Other strategic financing and transactional expenses—Other strategic financing and transactional expenses totaled approximately $5.0 million for the nine months ended September 30, 2022, compared to approximately $0.3 million for the nine months ended September 30, 2021. The increase of approximately $4.8 million, or 1892%, was primarily attributable to consulting-related spend on exploring various transactional and new product opportunities.

Gain on extinguishment of liability—Gain on extinguishment of liability totaled approximately $4.3 million for the nine months ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021. The increase of approximately $4.3 million, or 100%, was primarily attributable to the extinguishment of a $7.5 million liability in exchange for shares of our Class A Common Stock.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a benefit of approximately $9.6 million for the nine months ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021. The increase of approximately $9.6 million, or 100%, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to decreases in our underlying Class A Common Stock price.

Changes in fair value of derivative asset on loans to stockholders—Changes in fair value of derivative asset on loans to stockholders totaled an expense of approximately $5.6 million for the nine months ended September 30, 2022, compared to a benefit of approximately $33.0 million for the nine months ended September 30, 2021. The increase of approximately $38.6 million, or 117%, was primarily attributable to fair value adjustments associated with options issued in connection with loans to stockholders resulting from a decrease in the underlying fair value of our Common Stock as of the settlement date of the derivative asset compared to the benefit received from the increase in the fair value of our Common Stock during the nine months ended September 30, 2021. Please refer to Note 3 in the accompanying unaudited condensed consolidated financial statements of Dave included in this Form 10-Q.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled a benefit of approximately $14.2 million for the nine months ended September 30, 2022, compared to an expense of approximately $3.5 million for the nine months ended September 30, 2021. The increase of approximately $17.7 million, or 509%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price, offset by fair value adjustments associated with certain warrants exercised during the Business Combination.

Provision for income taxes

	For the Nine Months Ended September 30,		Change
			$	%
(in thousands, except for percentages)	2022	2021	2022/2021	2022/2021
Provision for income taxes	70	(1)	71	-7100%

Total	$70	$(1)	$71	-7100%

Provision for income taxes for the nine months ended September 30, 2022 increased by approximately $0.07 million compared to the nine months ended September 30, 2021. This increase was primarily attributable to an increase in state taxes, including gross margin state taxes, relative to state taxes recognized for the nine months ended September 30, 2021.

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

Adjusted EBITDA

“Adjusted EBITDA” is defined as net loss adjusted for interest expense (income), provision (benefit) for income taxes, depreciation and amortization, stock-based compensation and other discretionary items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis.

The following table reconciles net loss to Adjusted EBITDA for the three months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,
(in thousands)	2022	2021
Net loss	$(47,504)	$(7,889)
Interest expense, net	1,232	239
Provision (benefit) for income taxes	26	(6)
Depreciation and amortization	2,381	785
Stock-based compensation	8,026	3,556
Legal settlement and litigation expenses	6,845	343
Other strategic financing and transactional expenses	2,209	29
Changes in fair value of earnout liabilities	18	-
Changes in fair value of derivative asset on loans to stockholders	-	(9,001)
Changes in fair value of warrant liabilities	(748)	614

Total Adjusted EBITDA	$(27,515)	$(11,330)

The following table reconciles net loss to Adjusted EBITDA for the nine months ended September 30, 2022 and 2021, respectively:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Net loss	$(107,414)	$(4,801)
Interest expense, net	4,415	884
Provision (benefit) for income taxes	70	(1)
Depreciation and amortization	5,146	2,059
Stock-based compensation	34,074	6,342
Legal settlement and litigation expenses	6,845	952
Other strategic financing and transactional expenses	5,040	253
Gain on extinguishment of liability	(4,290)	-
Changes in fair value of earnout liabilities	(9,616)	-
Changes in fair value of derivative asset on loans to stockholders	5,572	(33,043)
Changes in fair value of warrant liabilities	(14,232)	3,480

Total Adjusted EBITDA	$(74,390)	$(23,875)

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the issuance of preferred stock through our Series A and Series B funding rounds, issuances of convertible notes, funds from borrowings under the Debt Facility and the Credit Facility, and funds received as a result of the Business Combination. As of September 30, 2022 and December 31, 2021, our cash and cash equivalents, marketable securities and short-term investments balance was approximately $223.9 million and approximately $40.2 million, respectively.

As an early-stage company, the expenses we have incurred since inception are consistent with our strategy and approach to capital allocation. We expect to incur net losses in accordance with our operating plan as we continue to expand and improve upon our financial platform.

Our ability to access capital when needed is not assured and, if capital is not available to Dave when, and in the amounts needed, Dave could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.

We believe that our cash on hand following the consummation of the Business Combination, including the net proceeds of VPCC’s cash in trust and the proceeds from the PIPE Investment and any alternative financing, along with the $100 million in cash from the Purchase Agreement with FTX Ventures should be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Form 10-Q and sufficient to fund our operations. We may raise additional capital through private or public equity or debt financings. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our product development efforts. No assurances can be provided that additional funding will be available at terms acceptable to us, if at all. If we are unable to raise additional capital, we may significantly curtail our operations, modify existing strategic plans and/or dispose of certain operations or assets.

Material Cash Requirements

While the effect of COVID-19 and other macro-economic factors have created economic uncertainty and impacted how we manage our liquidity and capital resources, we intend to continue to invest in people, marketing and user acquisition, technology and infrastructure, and new and existing financial products and programs we believe are critical to meeting our strategic objectives. As growth of our ExtraCash product scales, material cash will be required to fund advances until the point at which those advances are subsequently collected. The amount and timing of these related cash outflows in future periods are difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change in technology used in our business and our business outlook as a result of the COVID-19 pandemic. While we expect certain cash outflows for these expenditures will exceed amounts spent in 2021, we expect to fund these cash outflows primarily through our cash flows provided by operating, investing and financing activities.

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

In response to our remote employee workforce strategy in the U.S., we have not yet closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of approximately 1 year to approximately 3 years, subject to renewal options of varying terms, and as of September 30, 2022, we had a total lease liability of approximately $0.9 million. See Note 17, Leases in the notes to our unaudited condensed consolidated financial statements for additional information regarding our lease liabilities as of September 30, 2022.

We also have certain contractual payment obligations for principal and interest owed under the Debt Facility and Credit Facility. Interest payments are required to be made on a monthly basis. At September 30, 2022, $45.0 million of term loans under the Debt Facility were outstanding and $20.0 million had been drawn on under the Credit Facility. See Note 15, Credit and Debt Facility in the notes to our unaudited condensed consolidated financial statements in this Form 10-Q. Additionally, we also have certain contractual payment obligations for interest owed under the $100.0 million Note we issued and sold pursuant to the Purchase Agreement entered into with FTX Ventures. Interest payments relating to the Note are required to be made or added to the outstanding principal on a semi-annual basis. At September 30, 2022, approximately $1.6 million of interest was added to the outstanding principal. For more information on the Purchase Agreement with FTX Ventures, see Note 12, Convertible Note Payable.

Cash Flows Summary

(in thousands)	For the Nine Months Ended
Total cash (used in) provided by:	2022	2021
Operating activities	$(40,944)	$4,030
Investing activities	(263,928)	(26,349)
Financing activities	311,760	38,876

Net increase in cash and cash equivalents and restricted cash	$6,888	$16,557

Cash Flows from Operating Activities

We recorded a net loss of approximately $107.4 million for the nine months ended September 30, 2022, and net loss of approximately $4.8 million for the nine months ended September 30, 2021. We reported negative cash flows from operating activities of approximately $40.9 million and positive cash flows from operating activities of approximately $4.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Net cash used in operating activities for the nine months ended September 30, 2022 included a net loss of approximately $107.4 million, adjusted for non-cash items of approximately $5.5 million for depreciation and amortization, approximately $46.0 million for provision for unrecoverable advances, approximately $5.6 million for a decrease in derivative asset fair value, approximately $34.1 million for stock-based compensation expense, and approximately $1.5 million for non-cash interest, offset primarily by a decrease in the fair value of earnout liabilities of approximately $9.6 million, a decrease in the fair value of warrant liabilities of approximately $14.2 million, gain on the extinguishment of a liability of approximately $4.3 million and approximately $0.8 million for changes in fair value of marketable securities and short-term investments. Further changes in cash flows from operations included an increase in receivables related to revenue from Member advances of approximately $5.4 million and an increase in prepaid expenses and other current assets of approximately $5.3 million. These changes were offset primarily by a decrease in prepaid income taxes of approximately $0.7 million, an increase in accounts payable of approximately $3.6 million, an increase in accrued expenses of approximately $3.1 million, and an increase in legal settlement accrual of approximately $6.4 million.

Net cash provided by operating activities for the nine months ended September 30, 2021 was approximately $4.0 million. This included a net loss of approximately $4.8 million, adjusted for non-cash items of approximately $2.1 million for depreciation and amortization, approximately $21.7 million for the provision for unrecoverable advances, approximately $3.5 million for the increase in fair value of warrant liabilities, and approximately $6.3 million for stock-based compensation expense, offset primarily by an increase in derivative asset fair value of $33.0 million and an increase in non-cash interest of approximately $0.6 million. Further changes in cash flows from operations included an increase in receivables related to revenue from Member advances of approximately $1.7 million and a decrease in other current liabilities of approximately $2.0 million. These changes were offset primarily by a decrease in prepaid income taxes of approximately $1.3 million, a decrease in prepaid expenses and other current assets of approximately $0.6 million, an increase in accounts payable of approximately $6.0 million, and an increase in accrued expenses of approximately $4.5 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was approximately $263.9 million. This included payments for internally developed software costs of approximately $6.4 million, the purchase of property and equipment of approximately $0.5 million, net disbursements and collections of Member advances of approximately $77.6 million, the purchase of short-term investments of approximately $197.8 million , and the purchase of marketable securities of approximately $300.6 million, offset by the sale of marketable securities of approximately $308.8 million and the sale and maturity of short-term investments of approximately $10.3 million.

During the nine months ended September 30, 2021, net cash used in investing activities was approximately $26.3 million. This included the payment for internally developed software costs of approximately $3.9 million, the purchase of property and equipment of approximately $0.2 million and net disbursement and collections of Member advances of approximately $26.1 million, offset by the sale of marketable securities of approximately $3.9 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was approximately $311.8 million, which consisted of approximately $195.0 million in proceeds from PIPE financing in connection with the Business Combination, approximately $29.7 million in proceeds from the Business Combination, net of redemptions, approximately $1.6 million in proceeds from stock option exercises, approximately $100 million in proceeds from borrowings related to the Purchase Agreement with FTX Ventures, and approximately $10.0 million related to debt facility borrowings, partially offset by approximately $23.0 million for the payment of issuance costs related to the Business Combination and approximately $1.6 million related to the repurchase of Class A Common Stock. For more information on the Business Combination and Purchase Agreement with FTX Ventures, see “— Business Combination and Public Company Costs” and “—Recent Developments”, respectively.

During the nine months ended September 30, 2021, net cash provided by financing activities was approximately $38.9 million, which consisted of approximately $1.4 million in proceeds from stock option exercises and approximately $45.0 million in proceeds from debt and credit facility borrowings, partially offset by approximately $3.9 million of repayments on a line of credit and approximately $3.6 million for the payment of issuance costs related to the Business Combination.

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

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 3 in our accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 included in this Form 10-Q.

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

We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 820, Fair Value Measurements and Disclosures, which provides a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use the following hierarchy in measuring the fair value of our assets and liabilities, focusing on the most observable inputs when available:

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

Warrant Liabilities

We recorded a warrant liability associated with the Debt Facility. The warrant liability was carried on our unaudited condensed consolidated balance sheets as a long-term liability estimated at fair value. Changes in the estimated fair value of the warrant liability were reported as a loss (gain) in the accompanying unaudited condensed consolidated statements of operations. We utilized the binomial option-pricing model to compute the fair value and to mark to market the fair value of the warrant liability at each unaudited condensed consolidated balance sheet date. The binomial option-pricing model considers a range of assumptions related to the fair value of common stock (see below Fair Value of Common Stock for further details), volatility, dividend yield and risk-free interest rate. The binomial option pricing model includes subjective input assumptions that can materially affect the fair value estimates. Immediately prior to the close of the Business Combination, all, or 1,664,394 of the vested warrants were exercised and net settled for 450,841 shares of Legacy Dave’s Class A Common Stock after applying the Exchange Ratio of 1.354387513 pursuant to the terms of the Business Combination.

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

Please refer to Note 3 in our accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 included in this Form 10-Q.

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

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that those taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated approximately $0.6 million and $0.1 million of uncertain tax positions as of September 30, 2022 and 2021, respectively, related to state income taxes and research tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at September 30, 2022 and December 31, 2021. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 3 of our accompanying unaudited condensed consolidated financial statements included in this Form 10-Q for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2022 and 2021.

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

Interest Rate Risk

We hold cash and cash equivalents and marketable securities for working capital purposes. We do not have significant exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments. As of September 30, 2022, we had cash and cash equivalents and short term investments of approximately $223.9 million, consisting of operating, savings money market accounts and various short term investments which are not materially affected by changes in the general level of U.S. interest rates. Furthermore, the Convertible Notes issued by us accrue interest at a fixed rate.

We also have interest rate exposure as a result of our outstanding term loans under the Debt Facility and borrowings under the Credit Facility. As of September 30, 2022, the aggregate outstanding principal amounts of the term loans under the Debt Facility was $45.0 million. The term loans bear interest at an annual rate equal to 6.95% plus a base rate defined as the greater of three-month LIBOR (as of the last day of each calendar month) and 2.55%. The $20 million credit line under the Credit Facility has an interest rate of 9.188% annually plus a base rate defined as the greater of three-month LIBOR and 2.55% (a total of 12.05% as of September 30, 2022). If overall interest rates increase by 100 basis points, our interest expense under each of these facilities would not be significantly affected.

Credit Risk

Financial instruments that potentially subject us to credit risk consist of cash, Member advances and deposits. We maintain our cash with major financial institutions. At times, cash account balances with any one financial institution may exceed FDIC insurance limits ($250,000 per depositor per institution). We believe the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to cash. Our payment processors also collect cash on our behalf and will hold these cash balances temporarily until they are settled the next business day. The Member advances are also subject to credit risk. See “Risk Factors—Risk Related to Our Business and Industry—Our non-recourse cash advances expose us to credit risk of our Members and if our underwriting criteria for making advances is not sufficient to mitigate against this risk, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the cash advance they receive.”

Inflation Risk

Historically, inflation did not have a material effect on our business, results of operations, or financial condition. During 2021 and continuing into 2022, inflation has begun to increase. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations and financial condition.

Item 4. Controls and Procedures

As previously disclosed in filings with the SEC described below, we determined that we had material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2021 and the quarters ended March 31, 2022 and June 30, 2022. Among the material weaknesses identified, we determined that our review control over the accuracy of our accounting treatment of the Company’s member advances and earnout shares did not operate effectively, resulting in a restatement of our unaudited condensed financial statements for the three months ended March 31, 2022. Refer to Note 2 - Restatement of Prior Financial Information, for discussion regarding the restatement impacts.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation and for the reasons set forth above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

Previously Identified Material Weaknesses

As disclosed in Part II, Item 9A of our Annual Report, the Form 8-K/A filed with the SEC on August 22, 2022 and our Form 10-Q/A filed with the SEC on August 22, 2022, material weaknesses in our internal control over financial reporting were identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For more information concerning the material weaknesses identified, see section titled “Risk Factors—Dave identified material weaknesses in its internal control over financial reporting in its audited financial statements for the years ended December 31, 2021 and 2020 and in its unaudited condensed financial statements for the three months ended March 31, 2022 and March 31, 2021. If Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price” in Part II, Item 1A of our Form 10-Q/A filed with the SEC on August 22, 2022.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of September 30, 2022 were not effective, and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation

Management has begun to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have begun to improve this process by enhancing access to accounting literature, identifying third-party professionals with whom to consult regarding complex accounting applications and considering the hiring of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please see Note 16, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this report.

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not currently a party to any such litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 1A. Risk Factors

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in in our Annual Report for the year ended December 31, 2021 filed with the SEC on March 25, 2022 and in our quarterly reports on Form 10-Q/A for the quarters ended March 31, 2022 and June 30, 2022 each filed with the SEC on August 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits designated by an asterisk (*) are filed herewith and those designated by two asterisks (**) are furnished herewith; all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 7, 2021, by and among VPC Impact Acquisition Holdings III, Inc., Bear Merger Company I Inc., Bear Merger Company II LLC, and Dave Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 7, 2021)

3.1	Second Amended and Restated Certificate of Incorporation of Dave Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022)

3.2	Amended and Restated Bylaws of Dave Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dave Inc.

Dated: November 14, 2022	/s/ Jason Wilk
Jason Wilk
Chief Executive Officer and Director

Dated: November 14, 2022	/s/ Kyle Beilman
Kyle Beilman
Chief Financial Officer