Form 10-K
period 2022-12-31
Dave Inc./DE
filed 2023-03-13
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______

Commission file number: 001-40161

DAVE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1481509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1265 South Cochran Ave

Los Angeles, CA 90019

(844) 857-3283

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A common stock, par value $0.0001	DAVE	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $368 per share	DAVEW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting ordinary shares held by non-affiliates of the registrant was approximately $220.9 million, determined using the per share closing price of $22.02 on The Nasdaq Global Market on June 30, 2022, as adjusted for the 32-for-1 reverse stock split of Dave Inc.’s common stock effected on January 5, 2023. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1 , 2023, there were 10,337,394 shares of Class A common stock, $0.0001 par value and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Los Angeles, CA

DAVE INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
•
the ability to maintain the listing of Dave Class A Common Stock on The Nasdaq Stock Market;
•
the effects of the COVID-19 pandemic on Dave’s business;
•
the possibility that Dave may be adversely affected by other economic factors, including rising interest rates, and business, and/or competitive factors; and
•
other risks and uncertainties described under Item 1A., “Risk Factors” of this Annual Report on Form 10-K.

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

As used in this report, the “Company,” “Dave,” “we,” “us,” “our” and similar terms refer to Dave Inc. (f/k/a VPC Impact Acquisition Holdings III, Inc.) and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires.

BASIS OF PRESENTATION

On January 5, 2022, we consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 (the “Merger Agreement”), by and among VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Dave Inc., a Delaware corporation (“Legacy Dave”), Bear Merger Company I Inc., a Delaware corporation and a direct, wholly owned subsidiary of VPCC (“First Merger Sub”), and Bear Merger Company II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of VPCC (“Second Merger Sub” and together with the First Merger Sub, the “Merger Subs”). Pursuant to the Merger Agreement, First Merger Sub merged with and into Legacy Dave (the “First Merger”), with Legacy Dave being the surviving corporation of the First Merger (the “Surviving Corporation”), and immediately following the First Merger, the Surviving Corporation merged with and into Second Merger Sub (the “Second Merger,” together with the First Merger, the “Mergers” and the Mergers together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), with Second Merger Sub being the surviving company of the Second Merger as a wholly owned subsidiary of VPCC. In connection with the closing of the Business Combination, we changed our name from “VPC Impact Acquisition Holdings III, Inc.” to “Dave Inc.,” and the Surviving Entity operates under the name “Dave Operating LLC.”

The Company’s Class A Common Stock is now listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “DAVE,” and warrants to purchase the Class A Common Stock at an exercise price of $368 per share are listed on Nasdaq under the symbol “DAVEW.” Prior to the Business Combination, VPCC neither engaged in any operations nor generated any revenue. Until the Business Combination, based on VPCC’s business activities, VPCC was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Overview

In the story of David vs. Goliath, the small underdog is able to outsmart and defeat his larger adversary. This is the spirit behind the name “Dave.” We have built an integrated and fully digital financial services platform that provides millions of Americans with seamless access to a variety of intuitive financial products at a fraction of the cost and with much greater transparency and higher speed to value than that of the legacy financial services incumbents, such as traditional banks, credit unions, and independent finance companies. Our mission is to build products that level the financial playing field. Our strategy is focused on delivering a superior banking experience for anyone living paycheck to paycheck.

Based on our observation and analysis of Member data, legacy financial institutions charge high fees for consumer banking and other financial services products, which disproportionately burdens tens of millions of Americans who can least afford them. We witness this dynamic playing out with our Members who we believe are on average paying between $300-$400 per year in overdraft fees, maintenance and other fees to their existing bank for basic checking services.

Further, we see a significant opportunity to address the broader short-term credit market. According to a report by The Financial Health Network (“FHN”), legacy financial institutions charge approximately $30 billion in fees annually. The FHN estimates that financially “coping” and “vulnerable” populations pay over $120 billion a year in fees and interest for access to short-term credit.

Our prospective Member opportunity is also significant. The FHN estimates that approximately 176 million Americans are “financially vulnerable” or “financially coping” based on financial health scores which reflect spending patterns relative to income, the sufficiency of liquid savings, and the manageability of debt obligations; this figure grew 6% or by 9 million Americans in 2022 as fiscal stimulus impacts waned and as inflationary and interest rate pressures mounted. The FHN study implies that approximately 70% of Americans fall into these low or volatile income and credit-challenged categories, which is up from 66% in 2021, which is the first notable increase in the five years of this FHN study. Similarly, the December 2022 Paycheck to Paycheck Report published by PYMNTS found that, in November 2022, 63%, or approximately 160 million, of all U.S. consumers were living paycheck to paycheck, up from 58% merely six months earlier. Given these dynamics, we estimate that our total addressable market consists of between 160 million to 180 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.

Dave offers a suite of innovative financial products aimed at helping our Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. Through Dave Banking, we provide a digital checking account experience, seamlessly integrated with ExtraCash advances, with no hidden fees. With a Dave Banking account, Members have access to valuable tools for building long-term financial health, such as Goals savings accounts and customizable automatic round-up savings on debit spend transactions. We also help Members generate extra income for spending or emergencies through our Side Hustle product, where we present Members with supplemental work opportunities, and through our recently launched Surveys product, where Members can earn supplemental income by taking surveys. Our budgeting tool helps Members manage their upcoming bills to avoid overspending.

Market research conducted by Dave found that legacy financial institutions commonly require a more extensive banking relationship and days or even weeks of wait times to access their features and services, which can potentially be more onerous in order to obtain premium features (e.g., access to higher interest rates requires direct deposit or higher minimum daily balances). Even new challenger banks often take multiple days or even weeks before allowing members to access certain premium features, according to the same research. In contrast, Dave's Members are able to utilize all of Dave’s products individually and instantly, whether or not their primary banking relationship is with us. As an example, our ExtraCash product allows Members to access up to $500 to cover an overdraft at their existing bank or everyday expenses such as rent, gas or groceries. We are able to do this by leveraging our proprietary machine learning engine that analyzes a Member’s prior transaction history at their existing bank. This flexible approach to Member choice and speed to value has been a key driver of our highly efficient customer acquisition costs, Member engagement and growth as well as best-in-class brand favorability. Dave leads its peers in Apple’s app-store ratings, with a 4.8 average rating from over 625,000 reviews.

We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to rewire the financial system for the everyday person. Since inception and through the date of this Annual Report on Form 10-K, over 10 million Members have registered on the Dave app and over eight million of them have used at least one of our current products and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.

Recent Developments

On January 4, 2023, the Board of Directors of the Company approved an amendment to the Company’s certificate of incorporation to complete a 1-for-32 reverse stock split effective January 5, 2023. The primary goal of the reverse stock split is to bring the Company’s stock price above the share bid price requirement for continued listing on Nasdaq. Unless otherwise indicated, the effects of the reverse stock split have been reflected in this Annual Report on Form 10-K, including the consolidated financial statements and the footnotes in this Annual Report on Form 10-K.

Our Strategy

Americans have been underserved by existing financial products for decades. We take a unique approach to serving our large addressable market with the following strategy:

•
Offering a suite of products that help solve critical Member pain points, driving low acquisition costs.
•
Creating frictionless access to a suite of financial products.
•
Leveraging data and proprietary artificial intelligence-based underwriting technology to offer ExtraCash at affordable prices and with leading expediency.
•
Focusing on community building with our Member base.
•
Generating a “flywheel” by cross-selling existing Members to new, complementary products at no additional Member acquisition costs, resulting in lower consumer pricing.

Offering products to solve critical Member pain points: One in five Americans are either unbanked (no checking account) or underbanked (access to a checking account, but pays significant fees and/or has limited access to credit). Household financial insecurity is even more pervasive. Today, more than 176 million Americans are either financially vulnerable or financially coping, with over 30% unable to afford a one-time $400 emergency expense, according to the Federal Reserve's report on the Economic Well-Being of U.S. Households, and 63% are living paycheck-to-paycheck, according to results from the December 2022 Paycheck to Paycheck Report published by PYMNTS.

Retail banks—large-scale depository institutions, regional banks, credit unions and other traditional financial institutions—are largely set up to serve Americans who are financially stable. For these Americans, existing financial services offerings largely address their needs; they offer mortgages, savings accounts, credit cards, wealth management and more. In contrast, low-income or low-balance consumers are discouraged or disqualified from traditional financial services offerings as a result of their onerous overdraft fees, minimum account balance fees, minimum credit score requirements and other stringent requirements. Historically, Members have incurred an average of $300-400 per year in fees from their legacy banks.

At Dave, we have built an all-in-one mobile platform that offers the following financial products to directly address the financial instability that these Americans face:

ExtraCash: Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on overdraft products, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $34 for access to as little as $5 of overdraft, whereas many others in the financial services sector do not allow for overdraft at all. Dave invented a short-term liquidity alternative called ExtraCash, which allows Members to receive a cash advance of up to $500 with an option to advance funds to their bank account via the automated clearing house (ACH) network (which typically takes two to five business days) and avoid fees altogether. Members also have the option to advance funds to their bank account via the debit card network (which typically takes minutes or hours) for an express service fee.

Dave Banking: Dave offers a full-service digital checking account through our partnership with Evolve Bank and Trust (“Evolve”), an Arkansas state-chartered bank owned by Evolve Bancorp Inc. Dave Banking accounts do not have overdraft or minimum balance fees, allow for early paycheck payment, offer a Dave debit card to facilitate everyday spending including cashback reward offers, and provide Federal Deposit Insurance Corporation (“FDIC”) insurance on checking account balances up to $250,000. Moreover, Dave Banking Members receive features to support their financial health such as Goals savings accounts and opt-in round-up savings on debit transactions in addition to receiving lower ExtraCash instant transfer fees.

Budget: As spending and earning dynamics have become more complex over time, Dave offers a personal financial management tool to support Members with budgeting, wherever someone banks. With Budget, Dave helps Members to manage their income and expenses between paychecks and avoid liquidity jams that may cause them to overdraft. Dave tracks Members’ income and expenses, and we let them know about estimated upcoming bills and other expenses. Budget will monitor their linked bank account held at a depository institution, including a Dave Banking account, and will let them know when they're in danger of having insufficient funds in their account. This helps Members avoid overdrafts, returned transactions and bank fees.

Side Hustle and Surveys: Dave seeks to help Members improve their financial health by offering them opportunities to generate supplemental income through two channels: Side Hustle and Surveys. Side Hustle Members can quickly submit applications to leading employers, including DoorDash, Airbnb, Lyft, Rover and more that can lead to increased income with flexible employment. Our Surveys product allows for additional earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. These channels drive engagement within the Dave ecosystem and deepen our relationship to our Members’ financial wellbeing.

Creating frictionless access to high-impact products: In order to access the financial tools many retail banks offer, consumers are often first required to establish a checking account with that bank. Banks may also require a direct deposit relationship to discourage switching banks. Most financial technology companies in the consumer banking space have largely retained this model, requiring a primary banking relationship in order to access their tools around financial health.

At Dave, we believe this approach is exclusionary and discourages participation in the banking system for tens of millions of Americans who need it most. As part of our philosophy of solving critical financial pain points for consumers, we deliberately offer each of our products on a standalone basis, meeting Members where they are and allowing them to engage with Dave on their own terms. We believe that high-impact products that are easy to access and easy to use will engender Member loyalty and engagement across multiple products and expand the lifetime value of these Member relationships.

Leveraging data to offer high impact products quickly and at advantageous pricing: We offer our high impact ExtraCash and Budget products to Members within a matter of minutes of installing the Dave mobile application. When a Member connects their existing bank account to Dave, we analyze several months of historical spending and income data using our proprietary machine-learning and income-detection algorithms. To date, we have analyzed tens of billions Member transactions. This allows us to offer immediate budgeting insights such as an upcoming utility bill and rapidly approve Members for up to $500 of ExtraCash which can be accessed within hours. While early wage access and cash advance products have become increasingly common across banking innovators, these products typically depend on multiple direct deposits into a bank account—often requiring multiple weeks and pay cycles. At Dave, a Member can receive much-needed cash in a matter of minutes and, while Members receive a new bank account in conjunction with signing up for Dave, it is an additional benefit to Members and not a requirement to obtain ExtraCash.

This wealth of data, combined with our machine-learning capabilities and underwriting excellence, is competitive advantages that will increase with Member scale. We expect to continue to develop these technologies and use them for product expansion in the future.

Focusing on community building with our Members: We take our mission to build products that level the financial playing field seriously. That is why we have developed financial products that address the needs of more than 160 million Americans.

To date, we have helped our Members avoid nearly $2 billion in overdraft fees from their legacy bank relationships through our ExtraCash product. Through our charity program, we have delivered 80 million meals and pledged over $8 million to Feeding America and other causes. Dave has been named a Best Place to Work by Built In for three consecutive years, most recently being recognized as one of the best remote workplaces in the U.S.

Generating a virtual “flywheel”: Our aim is to create the most trusted, integrated financial services platform that will generate a cycle whereby positive Member experiences will lead to more products adopted per Member and enhanced profitability for each additional product at no additional acquisition cost. We refer to this cycle as our “Dave Flywheel.” Over ten million Americans have downloaded and registered accounts on the Dave app, and more than six million Americans have connected their existing bank accounts to Dave.

Our Member acquisition efficiency is a testament to Dave’s product-market fit and trusted brand. Our unique ability to offer an immediate short-term solution to near-term financial instability, without direct deposit or bank account relationship length requirements, has proven highly compelling to a broad range of Members. Further, our digitally-native interface and the community impact of our products creates a compelling Member experience that paves the way to offer additional products within our ecosystem.

Our Product Platform

Our intuitive and Member-friendly app provides a fast, seamless experience across all of our products. We are committed to delivering a delightful Member experience; we continuously listen to our Members’ feedback and implement improvements on a rapid release cycle. As of December 31, 2022, we had received nearly 625,000 ratings on the Apple app store, with a 4.8 rating.

Dave’s current product platform includes:

“ExtraCash” Advance Product

ExtraCash is our 0% APR cash advance product that gives Members access to much-needed liquidity to avoid overdraft fees or bridge themselves to their next paycheck. No credit check is required and eligibility for ExtraCash is based on the verification of the Member’s checking account and the Member’s identity. Beginning in the summer of 2022, all new Members receive a Dave Banking account to which they can receive their ExtraCash advance; alternatively, Members can disburse their advance to a checking account with another financial institution. Once a Member connects his or her bank account to the Dave app, data regarding the Member’s account is gathered and analyzed. The amount of the advance available to a Member is a function of a proprietary machine-learning algorithm that analyzes historical spending, savings and earnings patterns based on data gathered from the Member’s bank account, among other data points. This process is fully automated unless there are any issues flagged via our Member identification processes. Timing of the repayment of the ExtraCash advance is determined when the ExtraCash advance is made and is based on the estimated date that the Member will receive his or her next paycheck, which typically ranges from seven to 10 days from when they apply for an ExtraCash advance. A Member is limited to one ExtraCash advance per pay period and may only have one ExtraCash advance outstanding at any given time. The maximum term for an ExtraCash advance is 31 days. Dave develops and manages the entire risk management and decisioning process associated with issuing and servicing ExtraCash advances. Since the payback date is an estimate of the Member’s next paycheck date, we primarily monitor and manage delinquency and loss performance based on repayment experience following the estimated repayment date. Specifically, we assess dollars repaid relative to dollars owed over this period. The table below summarizes delinquency repayment performance over the historical period where the 28-day delinquency rate for a particular month represents the total delinquent principal disbursed in that calendar month (inclusive of the delinquent pledged instant transfer fees and tips) divided by the total receivables created in that particular calendar month.

Year	Average 28-Day Delinquency Rate
2020	4.34%
2021	3.93%
2022	3.65%

There are no fees associated with the delivery of ExtraCash funds to a checking account (typically delivered within two to five business days) via ACH. Should a Member wish to receive their funds on an expedited basis (guaranteed within eight hours, though often significantly faster), there is an optional instant transfer fee. The instant transfer fee ranges from $1.99 to $12.99, depending on the size of the advance taken and whether the ExtraCash advance is disbursed to an external account or the Members’s Dave Banking account. Members are offered lower instant transfer fees if they elect to disburse ExtraCash funds internally to their Dave Banking account. Use of the expedited transfer feature is entirely optional. Further, we give Members the option to leave a tip based on what they think is fair when they use ExtraCash if they feel we have provided value to them.

On the repayment date, we trigger an automated withdrawal from the Member’s account for the ExtraCash advance amount plus the optional instant transfer fee and optional tip if a Member opted for those services. We take a consumer-friendly approach to the withdrawal process by attempting to check Member balances before initiating all withdrawals. In the event there are insufficient funds to cover the repayment amount, we do not attempt the withdrawal and will wait until the Member has a sufficient balance before initiating the transaction in order to minimize the possibility of triggering an overdraft for our Members. Consistent with our reserve methodology, we deem a Member advance that has been outstanding for more than 120 days to be uncollectible and is therefore written off.

Demand Deposit Account: “Dave Banking”

Dave Banking is our FDIC-insured digital demand deposit account with premium features, cashback rewards, and no account minimums or corresponding fees. Our Dave Banking demand deposit accounts are currently issued by Evolve.

Members can open a Dave Banking account in minutes through the Dave mobile application, add funds to their account and begin spending using a Dave Banking virtual debit card. Dave Banking accounts also include a physical Dave Debit MasterCard that can be used for everyday purchases and spending transactions as well as at any of the nearly 40,000 MoneyPass ATM network locations to make no-fee withdrawals at these in-network ATMs.

Dave Banking accounts can be funded with an ExtraCash advance, direct deposit, an external debit card, an external bank account, or mobile check capture. There are no fees for a Dave Banking account, making it accessible for people of all financial situations.

Our Dave Banking account includes some of the best features and rewards in banking, including:

•
Zero account minimums;
•
40,000 MoneyPass ATM network locations to make no-fee withdrawals;
•
Paychecks delivered up to two days earlier than the scheduled payment date with direct deposit into the Dave Banking account, a feature accessible with no additional mandatory fees;

•
Access to mobile wallets such as Apple Pay and Google Pay;
•
Round-up feature allowing Members to round-up their debit card transaction into a Goals account which helps Members accumulate savings; and
•
Up to $500 in ExtraCash capacity for short-term liquidity.

Dave Banking offers robust security controls such as multi-factor authentication, contactless payment, instant card lock and protection against unauthorized purchases if cards are lost or stolen.

Our Dave Banking demand deposit accounts are currently issued by Evolve. Evolve is also the issuer of all Dave Banking debit cards and sponsors access to debit networks for payment transactions, funding transactions and associated settlement of funds under a sponsorship agreement with Dave. Evolve also provides sponsorship and support for ACH and associated funds settlement. Under the agreement between Dave and Evolve related to Dave Banking, Evolve receives all of the program revenue and transaction fees, and passes them on to Dave, minus any obligations owed to Evolve. Dave pays all payment network fees and other program-specific expenses associated with Dave Banking. These payment network fees are set directly by the various payment networks and based on the transactions processed on their respective network. See “Our Business Model” below for additional information.

Personal Financial Management Tool: “Budget”

We believe that understanding and visibility are core to a Member’s financial health. That’s why we developed our product offering called Budget, a personal financial management tool that helps Members understand their spending and savings habits and learn better financial management.

This automated financial management tool leverages historical bank account data to help Members understand both recurring and commonly occurring charges, helping Members understand potential upcoming pain points. Budget notifies Members when there is a chance of an overdraft, and allows Members to qualify for Dave’s ExtraCash product for up to $500 of additional liquidity. We charge a $1 monthly subscription for access to the Budget product.

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

Supplemental Income Generation: “Surveys”

Our recently launched Surveys product allows for additional earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. This functionality drives engagement within the Dave ecosystem and deepen our relationship to our Members’ financial wellbeing.

Our Business Model

We offer a range of financial products and services through a single platform delivered via a mobile application.

Our revenue is primarily broken into the following categories:

•
Service Based Revenue: in 2022, 92% of revenue, approximately $188.9 million in revenue
•
ExtraCash (optional instant transfer convenience fees and optional tips)
•
Budget (subscription fee)
•
Other (Side Hustle lead)

•
Transaction Based Revenue: in 2022, 8% of revenue, approximately $16.0 million in revenue
•
Dave Banking (interchange fees, network incentives, deposit referral fees and out-of-network ATM fees)

We originate ExtraCash advances directly, and we service all the advances that we originate.

ExtraCash advances have historically been funded through balance sheet cash. Beginning in January 2021, subsequent to the formation of Dave OD Funding I, LLC (“Dave OD Funding”), a subsidiary of Dave which is consolidated in Dave’s financial statements, ExtraCash advances have been funded through a combination of balance sheet cash and funding available under Dave OD Funding’s debt facility with Victory Park Capital, an affiliate of VPCC. ExtraCash advances are originated at Dave and transferred to Dave OD Funding for servicing. Cash is transferred back from Dave OD Funding to Dave through the acquisition of newly originated advance receivables and by distributions following the repayment of advances by Members. Proceeds of borrowings under the debt facility are used by Dave OD Funding to purchase advance receivables. The Company, through Dave OD Funding, continues to service all advances that it originates.

In addition, we depend on certain key third-party partners to provide certain of our products and services. Our Dave Banking demand deposit accounts and associated debit cards are currently issued by Evolve. We are party to a Bank Services Agreement with Evolve, with a term which is set to automatically renew on July 13, 2023 and which will automatically renew for successive one-year periods unless either party provides written notice of non-renewal, which may be provided without cause to the other party at least 180 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or Evolve may terminate the agreement immediately upon written notice to the other party. The Bank Services Agreement does not prohibit Evolve from working with our competitors or from offering competing services, nor does it prevent us from working with other banks to provide similar services. Our partnership with Evolve allows us to provide deposit accounts and debit cards while complying with various federal, state, and other laws. Evolve also sponsors access to debit networks and ACH for payment transactions, funding transactions and associated settlement of funds.

In connection with our arrangements with Evolve, we have also entered into a multi-year service agreement with Galileo Financial Technologies, LLC (f/k/a Galileo Financial Technologies, Inc.) (“Galileo”), a payment processing platform, in which Galileo has agreed to process all transactions for our Dave Banking accounts and debit cards, and to handle corresponding payments and adjustments. Galileo also maintains cardholder information, implements certain fraud control processes and procedures, and provides related services in connection with the Dave Banking accounts and debit cards. We pay the greater of actual fees or the minimum monthly fee for these services. In January 2023, we executed an amended agreement with Galileo that should significantly reduce the fees that we pay to Galileo for these services. In conjunction with the amended agreement, the term of the agreement was amended such that the agreement expires on the fifth anniversary of the effective date of the amended agreement. Following the amended term of the agreement, the agreement renews for successive one-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least four months prior to the end of any such renewal term. The occurrence of certain events would provide each party with an early termination right under the agreement.

Our Growth Strategy

We believe we are in the early stages of realizing the full value of our existing platform. We seek to capitalize on the structural advantages inherent in being a digitally native, customer-centric, and built-to-scale platform as we continue capturing share of the growing market opportunity. Our multi-pronged growth strategy is designed to continue building upon the momentum we have generated to date to create even greater value for consumers:

•
Continue penetrating our large addressable market;
•
Accelerate cross-sell into Dave Banking;
•
Deliver new products and features to cross-sell to Members; and
•
Evaluate additional strategic acquisitions.

Continue penetrating our large addressable market: More than 160 million Americans are in need of more financial stability. Approximately one in five Americans are “unbanked” or “underbanked”—without access to a checking account, or with access to a checking account but burdened excessively with interest and fees. Approximately 10% of households overdraft their account over 10 times per year, and approximately half of all banked financially vulnerable households overdrafted at least once per year. Framed differently, more than 30% of Americans are unable to afford a one-time $400 emergency and more than 63% of U.S. consumers are living paycheck-to-paycheck. Therefore, while we have achieved significant user scale, there remains significant runway for growth in our core product markets.

Accelerate cross-sell into Dave Banking: We are focused on continuing to expand the relationships we have with our Members into Dave Banking customers who engage in recurring funding and spending on our platform. As of the summer of 2022, all new Members receive a Dave Banking account to which they can receive an ExtraCash advance and with which they can satisfy their major funding and spending needs. Our goal is to expand the synergies between our ExtraCash product and the Dave Banking solution, build long-term, high-value direct deposit relationships with our Members and, ultimately, become the primary banking service for our Members.

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

Evaluate Additional Strategic Acquisitions: We believe acquisitions will be an important tool to accelerate realization of our strategic roadmap going forward. We plan to be intentional in evaluating opportunities to serve larger populations with our leading products, to develop new avenues for engagement with and retention of our current Members and to enter new and synergistic product categories.

Seasonality

Our service based revenue is typically weakest in the first quarter when the Company tends to reduce its marketing expense in order to optimize returns on our advertising spend. The efficiency of the Company's marketing expense, based on relative levels of customer acquisition costs, is typically softest in the first quarter given how tax refunds help to support the liquidity needs of the Company's Members. Beyond the first quarter, service based revenue is typically strongest in the second and third quarter when the Company tends to accelerate marketing expense in a disciplined manner given how it can generally achieve attractive returns on that investment at greater scale. From a delinquency performance perspective, the first quarter is typically the strongest quarter for ExtraCash given the repayment support which tax refunds provide our Members. Transaction based revenue is typically strongest in the first quarter as the liquidity support which tax refunds provide causes higher levels of Dave Banking debit card spending and, hence, interchange revenue.

Marketing

Member acquisition relies primarily on paid and organic online advertising and social media. Dave also relies on television (streaming and linear), paid search, organic web traffic and e-mail marketing. Referrals and spend incentives drive incremental acquisition and engagement. Marketing creative content and online ads are produced and edited by a lean, experienced, in-house team, well-versed in tailoring messages for our target segments. Product marketing efforts are aimed at increasing Member engagement, through-funnel conversion and retention at a very low cost.

Dave's management team believes that its customer acquisition cost is one of the lowest in the industry which we attribute to both the sophistication of our marketing strategy and channel optimization as well as ExtraCash’s ability to address what our proprietary research reveals as the primary pain point for our Member base: short term liquidity. We manage and monitor the efficiency of our marketing investment, in part, by comparing it to the number of customers acquired as well as the amount of gross and net revenue which these customers generate for the Company within a given period. The following table outlines Dave’s customer acquisition cost which is defined as total marketing expense in a given period divided by the number of new Members who join the Dave platform in a given period by connecting an existing bank account to the Dave platform or by opening a Dave Banking account:

Year	Customer Acquisition Cost (per customer)
2020	$17
2021	$25
2022	$24

Customer Acquisition Cost is defined as all advertising and marketing operating expenses in a given period divided by the number of new members who join the Dave platform in a given period by connecting an existing bank account to the Dave service or by opening a new Dave Banking account.

Competitive Landscape

Consumer financial services is a large, fragmented, and competitive market, and we compete in varying degrees with a range of existing providers of consumer-focused banking, lending, commerce and other financial products. Our competitors are generally large, well-capitalized financial services companies. Some of our current and potential competitors have longer operating histories, particularly with respect to financial products similar to what we offer, significantly greater financial, technical, marketing and other resources, and a larger Member base. These competitors include:

•
Banking Competitors: Traditional banks and credit unions (e.g., Bank of America, Chase, Wells Fargo), new entrants obtaining banking licenses (e.g., Varo Money), and other non-bank digital providers that white-label regulated products, offering banking-related services (e.g., Chime).
•
Lending and Earned Income Advance Competitors: Traditional banks and credit unions, specialty finance and other non-bank providers, offering consumer lending-related or advance products (e.g., Upstart, MoneyLion).
•
Innovators in Consumer Finance: Consumer-oriented commerce enablement platforms (e.g., Affirm, Afterpay), finance-oriented social networks (e.g., CashApp, Venmo), and lending platforms (e.g., OpenLending, LendingClub).

We believe other market participants do not adequately meet the needs of an estimated 160 to 180 million Americans who make up our target market. We believe our ease of access, speed-to-value, data-driven approach and powerful flywheel will allow us to continue to efficiently scale and generate strong returns.

Customer Service

Our mission is to deliver a “center of excellence” utilizing the voice of our Members to ensure they have successful interactions with our platform. We are customer-centric and devoted to providing transformational experiences. We offer omni channel support guided by Member data and artificial intelligence to augment all of our responses via chatbot, chatting with an agent, contacting us by phone, emailing with us or reaching out via social media. We use seamless tools to give us a 360-degree view of our Members’ journeys with the goal of offering the right resolutions to the right problems. Our 24/7 knowledge center provides best practices to empower Members to employ our tools and services effectively. We also review feedback from Members via Member satisfaction surveys, net promoter score tracking and app ratings to guide process updates and optimize our products. Our approach enables us to resolve a large variety of inquiries with ease, customization and efficiency.

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

Employees and Culture

Every day, our small but mighty team works together to level the financial playing field. It is this mission and the opportunity to impact the lives of tens of millions of current and future Members that gets us out of bed each day. But, being mission driven alone is not enough to attract great talent. We have made significant strides towards setting the foundation to becoming a great place to work.

Over the past year, we have invested in embedding the OKR (Objectives and Key Results) framework utilized by many high performing technology organizations into our ways of working here at Dave. We have also implemented Quarterly Business Reviews, which are an opportunity for the most senior leaders of the company to review KPI performance from the previous quarter and ensure alignment on our plans for the upcoming quarter. These two changes to the way we operate have been transformational for Dave, leading to increased accountability, more effective cross-functional collaboration, and ultimately ensuring every team member has a clear understanding of Dave’s goals and what they can do to contribute.

We continue our investment in great people leadership as we know that great people leaders have a multiplying effect on what a business is able to achieve. This insight has led us to invest very early in defining what it means to be a great leader at Dave. Our leaders aspire to create purpose, foster growth, lead through change, communicate with clarity and consistency and prioritize Dave-wide success. We continue to embed this definition of leadership into all aspects of the employee experience at Dave to ensure that over time, we are building the cadre of high performing leaders that inspire their teams to deliver our mission and business results.

Over the last year, we have continued to see the benefits from our strategic decision to operate as a Virtual First company. We now have team members in over 30 states and have greatly changed the profile of talent at Dave by removing geographic limitations. And, in this model, by removing daily commutes and in-office distractions, we have found that we are developing and launching more products and at a faster rate than historical experience. Finally, we know there is value in in-person collaboration and, with that in mind, we encourage team offsites and have implemented a co-working stipend to help give team members optionality in where they work.

Given our mission, we have invested in supporting the financial wellness of our own team by providing market competitive compensation and benefits programs, a 401k match and a benefits offering that allows all Dave employees access to a dedicated personal financial advisor to meet with as frequently as they choose.

Finally, as a fintech company working to reinvent so many aspects of our legacy financial system, we are no strangers to the unknown. We acknowledge that building a company and culture that employees can be proud of and recommend to their closest friends is not always linear. As such, we have mechanisms in place, including semi-annual engagement pulse surveys, to track how we are doing so that we can listen, learn and course correct.

As of December 31, 2022, we had approximately 320 full time employees across all locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Regulatory Environment

We operate in a complex regulatory environment consisting of U.S. federal and state laws that is rapidly evolving. These laws cover most aspects of our business and include laws, regulations, rules and guidance relating to, among other things, consumer finance and protection, privacy and data protection, banking, and payments. For example, with respect to our ExtraCash advance product, certain state laws may, if applicable, regulate the charges or fees we can assess and how we may obtain repayment from our Members. In addition, other federal and state laws, public policy, and general principles of equity, such as laws prohibiting unfair and deceptive acts or practices, may apply to our activities in banking, ExtraCash advances, payments, and other areas. These laws and regulations impact our business both directly and indirectly, including by way of our partnership with Evolve, which provides deposit accounts and debit cards to our Members. Ensuring ongoing compliance with these laws and regulations imposes significant burdens on our business operations. See “Risk Factors—We operate in an uncertain regulatory environment and may from time to time be subject to governmental investigations or other inquiries by state, federal and local governmental authorities” and “—Our business is subject to extensive regulation and oversight in a variety of areas, including registration and licensing requirements under federal, state and local laws and regulations.”

In addition, we may become subject to additional legal or regulatory requirements we are not subject to today if laws or regulations change in the jurisdictions in which we operate, or if we were to release new products or services. In addition, the regulatory framework for our products and services is evolving and uncertain and specifically the framework that applies to our ExtraCash advance business, as federal and state governments and regulators consider the application of existing laws and potential adoption of new laws. The potential for new laws and regulations, as well as ongoing uncertainty regarding the application of existing laws and regulations to our current products and services, may negatively affect our business. This could include the need to modify the way in which we generate revenue from certain business lines, obtain new licenses, or comply with additional laws and regulations in order to conduct our business.

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

We are subject to regulation by the Consumer Financial Protection Bureau (“CFPB”), which oversees compliance with and enforces federal consumer financial protection laws. The CFPB directly and significantly influences the regulation of consumer financial products and services, including the products and services we provide. The CFPB has substantial power to regulate such products and services and the banks and non-bank entities that provide them, as well as their respective third-party service providers. This power includes rule making authority in enumerated areas of federal law such as truth in lending, credit discrimination, electronic fund transfers and truth in savings. Under Title X of the Dodd-Frank Act, the CFPB also has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services that engage in unfair, deceptive or abusive acts or practices, commonly referred to as “UDAAPs.” The CFPB may also seek a range of other remedies, including restitution, refunds of money, disgorgement of profits or compensation for unjust enrichment, civil money penalties, rescission of contracts, public notification of the violation, and restrictions on the target’s conduct, activities and functions. Moreover, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to enforce such laws and regulations.

Our business activities, either directly or indirectly through our partnership with Evolve, are also subject to applicable requirements under other federal statutes and regulations, including but not limited to:

•
Federal Trade Commission Act. The Federal Trade Commission Act prohibits unfair and deceptive acts and practices in business or commerce and grants the FTC and bank regulators enforcement authority to prevent and redress violations of this prohibition. Whether a particular act or practice violates these laws or the prohibition against UDAAPs enforced by the CFPB frequently involves a highly subjective and/or fact-specific judgment.
•
Truth in Savings Act. The federal Truth in Savings Act (“TISA”) and Regulation DD which implements it require that consumers be provided various disclosures concerning terms and conditions of deposit accounts. They also impose disclosure requirements and restrictions on advertising regarding deposit accounts. TISA and Regulation DD apply to the demand deposit accounts opened by our Members at Evolve.
•
Electronic Fund Transfer Act and NACHA Rules. The federal Electronic Fund Transfer Act (“EFTA”) and Regulation E which implements it provide guidelines and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. EFTA also limits consumers’ liability for unauthorized electronic fund transfers and requires banks and other financial services companies to comply with certain transaction error resolution procedures. Electronic fund transfers within the scope of EFTA include ACH transfers and debit card transfers. In addition, transfers performed by ACH are subject to specific authorization, timing and notification rules and guidelines administered by the National Automated Clearinghouse Association (“NACHA”). NACHA operating rules further imposes maximum tolerances on the volume of ACH transfers that may be returned as unauthorized or for other reasons. Exceeding those tolerances may result in limitations being imposed on our ability to initiate ACH transactions. Many transfers of funds in connection with the provision and repayment of our ExtraCash advances are performed by electronic fund transfers, including ACH transfers. We also facilitate the electronic transfer of funds requested by our Members between their deposit accounts with Evolve and their accounts at other financial institutions.
•
Payday, Vehicle Title, and Certain High-Cost Installment Loans Final Rule. In 2017, the CFPB issued a final rule intended to provide various consumer protections with respect to certain short-term credit products. The rule was later stayed by a federal district court order in an industry challenge to the rule, and the effective date of many provisions of the rule was separately delayed by the CFPB in June 2019. A section pertaining to underwriting was subsequently rescinded in July 2020. The CFPB may engage in rule making in the future to amend the regulation and implement new underwriting and other requirements and restrictions that could negatively impact our business and require us to change our practices should they be deemed to apply to us. However, certain nonrecourse advance products are currently excluded from coverage by the rule provided certain consumer contract requirements are met and the advance provider does not engage in certain activities with respect to such products.
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

Evolve is subject to regulation and supervision by the FDIC. Many laws and regulations that apply directly to Evolve indirectly impact us (and our products) as Evolve’s service provider. As such, our partnership with Evolve is subject to the supervision and enforcement authority of the Federal Reserve, Evolve’s primary banking regulator.

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

The legal and regulatory framework for privacy and security issues is rapidly evolving, and, although we endeavor to comply with these laws and regulations and our own policies and documentation, we may fail to do so or be alleged to have failed to do so. Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, including those relating to privacy or security, or any failure to protect the information that we collect from our Members from cyberattacks, or any similar actual or perceived failure by our third-party service providers and partners, may result in private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate, among other things. Please see the section titled “Risk Factors—Risks Relating to Dave’s Business and Industry—

Stringent and changing laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.”

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

New Laws and Regulations. Various federal and state regulatory agencies in the United States continue to examine a wide variety of issues that are applicable to us and may impact our business. These issues include consumer protection, cybersecurity, privacy, electronic transfers, state licensing, and the regulation of cash advance services. As we continue to develop and expand, we monitor for additional rules and regulations that may impact our business.

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. In the future we will be looking closely at the possibility of filing design and utility patents to further enhance the measures of intellectual property protection for the company. However, these laws, agreements, and procedures provide only limited protection. As of December 31, 2022, we own five registered trademarks in the United States and have ten pending trademark applications in various stages of review by the PTO. Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours. Moreover, others may independently develop technologies or services that are competitive with ours or that infringe on, misappropriate, or otherwise violate our intellectual property and proprietary rights. Policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. In addition, aspects of our platform and services include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services.

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

See the section titled “Risk Factors—Risks Related to Our Business and Industry” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

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

Information About Our Executive Officers and Directors

Executive Officers

Name	Age	Position
Jason Wilk	37	President and Chief Executive Officer
Kyle Beilman	35	Chief Financial Officer

Jason Wilk. Mr. Wilk co-founded Dave Inc. and has served as President and Chief Executive Officer since the closing of the Business Combination and prior to the Business Combination as Legacy Dave’s Chief Executive Officer since May 2016.

Kyle Beilman. Mr. Beilman has served as Chief Financial Officer and Secretary since the closing of the Business Combination and prior to the Business Combination served as Legacy Dave’s Chief Financial Officer since January 2021 and between July 2017 to October 2019 and Chief Operating Officer from October 2019 to January 2021.

Board of Directors

Name	Age	Position
Jason Wilk	37	President and Chief Executive Officer
Teresa Aragones	53	Marketing Advisor
Brendan Carroll	45	Senior Partner, Victory Park Capital Advisors, LLC
Andrea Mitchell	51	Managing Partner, Law firm of Mitchell Sandler LLC
Michael Pope	56	Former Chief Financial Officer and Senior Vice President, Shutterfly, Inc.
Dan Preston	37	Former Chief Executive Officer and Director, Metromile

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

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
•
Our ExtraCash advances expose us to credit risk of our Members and if our underwriting criteria for making advances is not sufficient to mitigate against this risk, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the ExtraCash advance they receive.

•
We may not be able to scale our business quickly enough to meet our Members’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.
•
If we are unable to acquire new Members and retain our current members or sell additional functionality and services to them, our revenue growth will be adversely affected.
•
Dave has historically incurred losses in the operation of its business. We may never achieve or sustain profitability.
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
•
Dave identified material weaknesses in its internal control over financial reporting in its audited financial statements for the years ended December 31, 2022 and 2021. If Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.
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
•
Dave Inc. has guaranteed up to $25,000,000 of one of its subsidiary’s obligations under a debt facility, and currently that limited guaranty is secured by a first-priority lien against substantially all of Dave Inc.’s assets. The debt facility contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
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

We generate revenue by charging Members a fixed monthly rate for membership to our platform as well as additional fees related to optional expedited delivery of advances. Members who obtain an ExtraCash advance through our platform also have the option to tip us. We also generate revenue from our Dave banking product through interchange and out-of-network ATM fees, as well as from our job portal service through referral fees from partner companies. As the market for our platform matures, as new or existing competitors introduce new products or services that compete with ours or if general inflationary pressures continue, we may experience pricing pressure and be unable to retain current Members and attract new Members at prices that are consistent with our pricing model and operating budget. Our pricing strategy for new products and services we introduce may prove to be unappealing to our Members, and our competitors could choose to bundle certain products and services competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.

Our ExtraCash advances expose us to credit risk of our Members and if our underwriting criteria for making advances is not sufficient to mitigate against this risk, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the ExtraCash advance they receive.

Our ExtraCash advance product exposes us to financial losses if Members do not repay the advance we provide to them. The timing and volume of advance repayments have a significant impact on our financial results and cash flows. If a large number of Members do not repay advances, our financial condition and operating results would be adversely affected.

Our underwriting standards may not offer adequate protection against the risk of non-payment, especially in periods of economic uncertainty such as has existed with the onset of the COVID-19 pandemic and more recently with rising interest rates and inflationary pressures.

Our ability to accurately forecast performance and determine an appropriate provision and allowance for credit losses, is critical to our business and financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the cash advance portfolio, the composition of the portfolio, specific impaired advances, and current economic conditions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, rising interest rates and increasing inflationary pressures, accurately forecasting repayment of advances is more difficult. Our allowance for losses is an estimate, and if actual repayment defaults are materially greater than our allowance for losses, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. For example, uncertainty surrounding the continuing economic impact of COVID-19 on our Members has made historical information on credit losses slightly less reliable in the current environment, and there can be no assurances that we have accurately estimated repayment rates.

We may not be able to scale our business quickly enough to meet our Members’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our platform grows and we sign additional strategic partners, we will need to devote additional resources to improving and maintaining our infrastructure and computer network and integrating with third-party applications to maintain the performance of our platform. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, risk and compliance operations, and professional services, to serve our growing Member base.

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

Our ability to sell additional functionality to our existing Members may require more sophisticated and costly sales efforts. Similarly, the rate at which our Members purchase additional products from us depends on several factors, including general economic conditions, such as rising interest rates and inflation, and the pricing of additional product functionality. If our efforts to sell additional functionality to our Members are not successful, our business and growth prospects would suffer.

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

Legacy Dave was incorporated in October 2015 and we have a relatively short operating history in the financial services industry, which is continuously evolving. We have limited experience to date in building consumer financial services technology. We cannot assure you that we will be able to develop products and services on our platform that will enable us to meet quality, price and engineering standards, as well as comply with any regulatory standards we may be subject to. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant in our industry, including, among other things, with respect to our ability to:

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

Our operating revenues increased from $153.0 million in 2021 to $204.8 million in 2022. Although we have recently experienced significant growth in our revenue and transaction volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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
•
increase awareness of our brand and successfully compete with other companies; and
•
manage the risks related to the effects of the COVID-19 pandemic, rising interest rates and inflation on our business and operations.

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

Dave has historically incurred losses in the operation of its business. We may never achieve or sustain profitability.

Since incorporation in October 2015, we have been engaged in growth activities related to building our business, which requires substantial capital and other expenditures. We have incurred net losses in previous fiscal years, including fiscal year 2022, and we may incur losses again in the future. We expect our cash needs to increase significantly for the next several years as we:

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

We expect to have sufficient capital to fund our planned operations for the next 12 months. We may need to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government, financial institutions or other lenders. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

Our operating results may fluctuate in the future.

Our quarterly and annual results of operations may fluctuate in the future, which may adversely affect our stock price. Fluctuations in our quarterly or annual results of operations might result from a number of factors, many of which are outside of our control, including, but not limited to:

•
the election by our Members of expedited processing of our ExtraCash advance product;
•
the timing and volume of tips our Members send to us, advance payments and subscriptions and use of our products and services;

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

For example, in February 2021, we observed anomalous “chargeback” transaction volume in connection with the funding of Dave Banking accounts via debit card networks. After investigating, we discovered that these were fraudulent transactions exposing us to losses under the debit card network rules. In the third quarter of 2022, we experienced a fraud event which resulted in member advance write-offs of approximately $3.0 million. To address the challenges we face with respect to fraudulent activity of the nature outlined above and other activity as well, we have implemented risk control mechanisms that have made it more difficult for all Members, including legitimate Members, to obtain and use our Dave banking product. We believe it is likely that our risk control mechanisms may continue to adversely affect the growth of our Dave banking product for the foreseeable future and as a result, negatively impact our operating revenues.

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

One of our wholly-owned subsidiaries, Dave OD Funding has a senior secured debt facility with Victory Park Capital Advisors, LLC and its affiliates (the “Debt Facility”). We have guaranteed up to $25,000,000 of Dave OD Funding’s obligations under the Debt Facility, and currently that limited guaranty is secured by a first-priority lien against substantially all of our assets. The Debt Facility contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

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

While we oversee these service providers to ensure they provide services in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of the third-party service providers that we utilize. In the event that a third-party service provider fails to perform such functions for any reason, including negligence, willful misconduct or fraud, fire, natural disaster, power loss, telecommunication failures, software and hardware defects, terrorist attacks and similar events, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted.

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

Any real or perceived errors, failures, bugs, or defects in the software may not be found until our Members use our platform and could result in outages or degraded quality of service on our platform that could adversely impact our business, as well as cause negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software we rely on could also subject us to liability claims, impair our ability to attract new Members, retain existing Members, or expand their use of our products and services, which would adversely affect our business, results of operations, financial condition, and future prospects.

Dave’s management has limited experience in operating a public company.

Many of our senior management team have limited experience in the management of a publicly-traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company’s operations. We may not have adequate personnel with the appropriate level of knowledge, experience and training in accounting policies, compliance practices or internal controls required of public companies. For example, lack of a sufficient number of accounting and finance professionals contributed to material weaknesses in our internal control over financial reporting as described in Item 9A of this Annual Report on Form 10-K. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require expenditures greater than expected, and a delay could impact our ability to accurately and timely report our operating results, timely file required reports with the SEC and comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We have expanded our employee base to support our operations as a public company and it is possible that additional employees may need to be hired, which will increase its operating costs in future periods.

Dave identified material weaknesses in its internal control over financial reporting in its audited financial statements for the years ended December 31, 2022 and 2021. If Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.

In connection with the preparation and audits of our consolidated financial statements for the years ended December 31, 2022 and 2021, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, material weaknesses were identified in our internal control over financial reporting. These material weaknesses, as well as our remediation plans, are described in Item 9A of this Annual Report on Form 10-K.

While we believe these efforts will be sufficient to remediate the material weaknesses, we cannot assure you that we will be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all or that the measures we have taken to date and may take in the future will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses or identify additional material weakness in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required by the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of the Company’s Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

We strive to deliver simple, transparent, and fair financial products, which may conflict with the short-term interests of our stockholders.

Our core principle, and the foundation on which we have built our company, is to deliver simple, transparent, and fair financial products. Therefore, we have made in the past, and may make in the future, decisions that we believe will benefit our Members and therefore provide long-term benefits for our business, even if our decision negatively impacts our short-term results of operations. For example, the advances facilitated through our platform have no mandatory fees. Our decisions may negatively impact our short-term financial results or not provide the long-term benefits that we expect, in which case the success of our business and results of operations could be harmed.

Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and future prospects.

Negative publicity about us or our industry, even if inaccurate, could adversely affect our reputation and the confidence in, and use of our platform, potentially harming our reputation and causing disruptions to our platform. Such negative publicity could involve: the transparency, fairness, Member experience, quality, and reliability of our platform or consumer fintech platforms in general, the effectiveness of our risk models, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, bank partners, service providers, or others in our industry, the experience of consumers with our platform or services. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain advances, deposit accounts, and other products and services facilitated through our platform. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Our business, financial condition and results of operations have and may continue to be adversely affected by the COVID-19 pandemic or other similar epidemics or adverse public health developments, including government responses to such events.

There are many uncertainties regarding the current global pandemic involving a novel strain of coronavirus, and the Company continues to closely monitor the impact of the pandemic on all aspects of its business, including how it has and may in the future impact its Members, employees, suppliers, vendors, and business partners. The duration and magnitude of the continuing effects of COVID-19 on the Company’s Members remain uncertain and dependent on various factors, including the continued severity and transmission rate of the virus, new variants of the virus which may evade vaccines and developed treatments for COVID-19, the nature of and duration for which preventative measures are instituted and remain in place, the extent and effectiveness of containment and mitigation efforts, including vaccination programs, and the type of stimulus measures and other policy responses that the U.S. government may further adopt.

The Company’s business and operations were disrupted by the conditions caused by COVID-19, which adversely affected Members’ spending levels and disposable income. In general, overall economic conditions potentially increases Members’ credit risk. Economic conditions that affect personal finances of Members could also impact repayment of advances that we make to our Members. The Company is concurrently evaluating its policies around the level and extent of Members’ cash advances and corresponding credit risk. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

Additionally, concerns over the economic impact of the COVID-19 pandemic and variants of the virus that have emerged have in the past caused volatility in financial and other capital markets and any such volatility may adversely affect our stock price and our ability to access capital markets in the future.

If we cannot maintain our company culture as we grow, our success and our business may be harmed.

We believe our culture has been a key contributor to our success to date and that the nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.

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

Natural catastrophic events, pandemics and man-made problems such as power disruptions, computer viruses, data security breaches, and terrorism may disrupt our business.

Natural disasters, pandemics such as COVID-19, or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Los Angeles, California, and our data centers are located in the Midwest. The west coast of the United States contains active earthquake zones and the greater Los Angeles area has experienced major fire danger in the past five years and may experience major fires in the future. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in the availability of our products and services, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

We are subject to the regulatory and enforcement authority of the CFPB, which oversees compliance with federal consumer financial protection laws. In addition, our partnership with Evolve is subject to the supervisory authority of the Federal Reserve, which is Evolve’s primary federal bank regulator. The CFPB has broad enforcement powers, and upon determining a violation of applicable law has occurred can order, among other things, rescission or reformation of contracts, the refund of moneys, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The cost of responding to investigations can be substantial and an adverse resolution to an investigation, including a consent order or other settlement, may have a material adverse effect on our business, financial position, results of operations and future prospects.

In June 2020, we received a Civil Investigative Demand (“CID”) notifying us that the CFPB had opened a non-public investigation into various aspects of our ExtraCash advance business in compliance with the prohibition against UDAAPs, the EFTA, and, to the extent it applies, the Truth in Lending Act. We provided the CFPB with all information and documents required by the CID, and on September 27, 2021, the CFPB staff notified us that it currently did not intend to recommend that the CFPB take any enforcement action. In addition, on July 15, 2022, a purported class action was filed in the U.S. District Court for the Northern District of California alleging violations of California consumer protection laws and state and federal lending laws, among other things. The complaint seeks injunctive relief, damages, restitution, nonrestitutionary disgorgement, pre- and post-judgment interest and reasonable attorneys’ fees and costs. The Company is actively litigating this matter and cannot estimate the likely outcome at this time.

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

Determinations of compliance with applicable legal and regulatory requirements can be highly technical and subject to varying interpretations. From time to time we become aware of instances where our products and services have not fully complied with requirements under applicable laws and regulations. When we become aware of such an instance, whether as a result of our compliance reviews, regulatory inquiry, Member complaint or otherwise, we generally conduct a review of the activity in question and determine how to address it, such as modifying the product, making Member refunds or taking other remedial actions.

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

If we were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the advances facilitated through our platform could be rendered void in whole or in part, any of which could have an adverse effect on our business, results of operations, and financial condition. For example, we have received and responded to inquiries from various states, in each case regarding whether the advance products we offer in those states should subject us to state licensing and related requirements. In December 2021, we entered into a Memorandum of Understanding (“MOU”) with the California Department of Financial Protection and Innovation (“CA DFPI”). The MOU requires us to provide the

CA DFPI with certain information as requested by the CA DFPI and adhere to certain best practices in connection with our ExtraCash advance product (including certain disclosures related to us not being licensed by the CA DFPI).

Stringent and changing laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.

We are subject to a variety of laws, rules, directives, and regulations, as well as contractual obligations, relating to the processing of personal information, including personally identifiable information. The regulatory framework for privacy and data protection worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to continue to evolve for the foreseeable future. Legislators and regulators are increasingly adopting or revising privacy and data protection laws, rules, directives, and regulations that could have a significant impact on our current and planned privacy and data protection-related practices, our processing of consumer or employee information, and our current or planned business activities.

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

Risks Relating to Ownership of our Securities

The dual class structure of our Common Stock has the effect of concentrating voting control with Jason Wilk, Dave’s founder, Chief Executive Officer and President and a member of the Dave Board of Directors. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.

Shares of Dave Class V Common Stock will have 10 votes per share, while shares of Dave Class A Common Stock will have one vote per share. Jason Wilk, Dave’s co-founder and its Chief Executive Officer and President, respectively, holds all of the issued and outstanding shares of Dave Class V Common Stock. Accordingly, as of March 1, 2023, Mr. Wilk holds approximately 60.0% of the voting power of our capital stock on an outstanding basis and will be able to control matters submitted to its stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of Dave’s assets or other major corporate transactions. Mr. Wilk may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests This concentrated control may have the effect of delaying, preventing or deterring a change in control of Dave, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Dave and might ultimately affect the market price of shares of Dave Class A Common Stock. For information about Dave’s dual class structure, see the section titled “Description of Securities.”

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

•
changes in capital structure, including future issuances of securities or the incurrence of debt; and
•
general economic, political and market conditions, including rising interest rates.

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

In the event that Dave’s business expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Dave’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction, and (d) pre-tax operating results of Dave’s business.

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

The exercise price for our warrants is $368.00 per share of Dave Class A Common Stock. There is no guarantee that the Public Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, they may expire worthless.

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

The Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Dave Class A Common Stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.32 per warrant, provided that the last reported sales price of the Dave Class A Common Stock equals or exceeds $576.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Warrants will be redeemable by us for cash so long as they are held by the initial purchasers or their permitted transferees.

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

We have issued and will continue to issue a substantial number of additional shares of Dave Class A Common Stock under an employee incentive plan. Any such issuances dilute the interest of our stockholders and likely present other risks.

We have issued and will continue to issue additional shares of Dave Class A Common Stock under an employee incentive plan. The issuance of additional Dave Class A Common Stock:

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

On January 5, 2023, Dave effected a 1-for-32 reverse stock split in order to regain compliance with Nasdaq’s minimum bid price requirement. There can be no assurance that Dave will be able to continue to comply with Nasdaq’s minimum bid price requirement or other Nasdaq listing standards. If The Nasdaq Stock Market delists the Dave Class A Common Stock from trading on its exchange for failure to meet the listing standards, our stockholders could face significant material adverse consequences including:

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

Sales of a substantial number of the Dave Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Dave Class A Common Stock. As of March 1, 2023, our current officers and directors hold approximately 15% of the outstanding shares of Common Stock, including the 1,514,082 shares of Dave Class V Common Stock convertible into shares of Dave Class A Common Stock, which represents approximately 60.0% of the voting power of the outstanding shares of Common Stock.

Pursuant to the Investor Rights Agreement, certain holders are entitled to, among other things, certain registration rights, including the demand of up to three underwritten offerings and customary piggyback registration rights. Further, pursuant to the Subscription Agreements, we are also required to register additional shares of Dave Class A Common Stock. To satisfy these obligations, we previously registered up to 10,356,391 shares (on a post-split adjusted basis) of Dave Class A Common Stock, which also covers shares issuable upon exercise of the Public Warrants. The sale of these shares is likely to have an adverse effect on the trading price of the Dave Class A Common Stock.

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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and The Nasdaq Stock Market have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Dave could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of Dave’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate out of our headquarters in Los Angeles, California. We maintain two sublease agreements for approximately 9,000 square feet located in Los Angeles, California. The subleases for the Los Angeles spaces are scheduled to expire in October 2023 and December 2025, respectively.

Item 3. Legal Proceedings.

See Note 14, ”Commitments and Contingencies,” to our audited consolidated financial statements included in this report for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities. Market Information

Our shares of Dave Class A Common Stock and Public Warrants have traded on Nasdaq under the symbols “DAVE” and “DAVEW,” respectively, since January 6, 2022.

Holders of Record

As of December 31, 2022, there were 84 holders of record of Dave Class A common stock, one holder of record of our Class V common stock and two holders of record of the public warrants. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Sales of Unregistered Securities

On March 21, 2022, the Company, issued a convertible note in the principal amount of $100.0 million. The terms of the convertible note are described in Note 10 Convertible Note Payable in the notes to our audited consolidated financial statements for the year ended December 31, 2022 contained in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. On January 5, 2023, the Board of Directors approved an amendment to the Company’s certificate of incorporation to complete a 1-for-32 reverse stock split effective January 5, 2023. The effects of the reverse stock split have been reflected in the audited consolidated financial statements and the footnotes.

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

Further, we see a significant opportunity to address the broader short-term credit market. According to a report by FHN, legacy financial institutions charge approximately $30 billion in fees annually. The FHN estimates that financially “coping” and “vulnerable” populations pay over $120 billion a year in fees and interest for access to short-term credit. Our prospective Member opportunity is also significant. We estimate that our total addressable market consists of between 160 million to 180 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.

Dave offers a suite of innovative financial products aimed at helping our Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. Through Dave Banking, we provide a digital checking account experience, seamlessly integrated with ExtraCash advances, with no hidden fees. With a Dave Banking account, Members have access to valuable tools for building long-term financial health, such as Goals savings accounts and customizable automatic round-up savings on debit spend transactions. We also help Members generate extra income for spending or emergencies through our Side Hustle product, where we present Members with supplemental work opportunities, and through our recently launched Surveys product, where Members can earn supplemental income by taking surveys. Our budgeting tool helps Members manage their upcoming bills to avoid overspending.

We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to rewire the financial system for the everyday person. Since inception and through the date of this report, over 10 million Members have registered on the Dave app and over eight million of them have used at least one of our current products and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.

COVID-19 Impact

There are many uncertainties regarding the current global pandemic involving a novel strain of coronavirus, and we continue to closely monitor the impact of the pandemic on all aspects of our business, including how it has and may in the future impact our Members, employees, suppliers, vendors, and business partners. The duration and magnitude of the continuing effects of COVID-19 and variants of the virus on our Members remain uncertain and dependent on various factors, including new variants of the virus and their severity and transmission rates, the nature of and duration for which preventive and containment measures are taken and remain in place, and the extent and effectiveness of such measures, including vaccination programs, and the type of stimulus measures and other policy responses that the U.S. government may further adopt. Moreover, the global macroeconomic effects of the COVID-19 pandemic and related impacts on Members and their demand for our products and services may persist for an indefinite period, even after the effects of the pandemic have subsided.

For more information concerning risks related to COVID-19, see the section titled “Risk Factors—Our business, financial condition and results of operations have and may continue to be adversely affected by the COVID-19 pandemic or other similar epidemics or adverse public health developments, including government responses to such events” and “Risk Factors—Our ExtraCash advances expose us to credit risk of our Members and if our underwriting criteria for making advances is not sufficient to mitigate against this risk, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the cash advance they receive.”

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

Product Expansion

We aim to develop and offer a best-in-class financial services platform with integrated products and services that improve the financial well-being of our Members. We have invested and continue to make significant investments in the development, improvement and marketing of our financial products and are focused on continual growth in the number of products we offer that are utilized by our Members.

Competition

We face competition from several financial services-oriented institutions. In our reportable segment, as well as in potential new lines of business, we may compete with more established institutions, some of which have more financial resources. We compete at multiple levels, including competition among other financial institutions and lenders in our ExtraCash business, competition for deposits in and debit card spending from our Dave Banking product from traditional banks and digital banking products and competition for subscribers to our personal financial management tools. Some of our competitors may at times seek to increase their market share by undercutting pricing terms prevalent in that market, which could adversely affect our market share for any of our products and services or require us to incur higher member acquisition costs.

Key Components of Statements of Operations

Basis of presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying audited consolidated financial statements of Dave included in this report.

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

Transaction based revenue, net

Transaction based revenue, net primarily consists of interchange and ATM revenues from our Checking Product, net of interchange and ATM-related fees, fees earned from withdrawal-related transactions, volume support from a certain co-branded agreement, and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained.

Operating expenses

We classify our operating expenses into the following five categories:

Provision for Unrecoverable Advances

The provision for unrecoverable advances to Members primarily consists of an allowance for unrecoverable advances at a level estimated to be adequate to absorb credit losses inherent in the outstanding advances receivable. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as cash received subsequent to period-end. Changes to the allowance have a direct impact on the provision for unrecoverable advances in the audited consolidated statement of operations. We consider advances more than 120 days past due or which become uncollectible based on information available to us as impaired. All impaired advances are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for unrecoverable advances. Subsequent recoveries, if any, of Member advances written-off are recorded as a reduction to Member advances, resulting in a reduction to the allowance for unrecoverable advances and a corresponding reduction to the provision for unrecoverable advances in the audited consolidated statements of operations when collected.

Processing and Servicing Costs

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

Other Operating Expenses

Other operating expenses consist primarily of technology and infrastructure (third-party Software as a Service “SaaS”), commitments to charity, transaction based costs (program expenses, association fees, processor fees, losses from Member-disputed transactions, bank card fees and fraud), depreciation and amortization of property and equipment and intangible assets, general and recurring legal fees, rent, certain sales tax related costs, office related expenses, public relations costs, professional service fees, travel and entertainment, and insurance. Costs associated with technology and infrastructure, rent, depreciation and amortization of our property and equipment and intangible assets, professional service fees, travel and entertainment, public relations costs, utilities, office-related expenses and insurance technology and infrastructure (third-party subscriptions), depreciation and amortization of property and equipment and intangible assets, general and recurring legal fees, rent, office-related expenses, public relations costs, professional service fees, travel and entertainment and insurance vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.

Other (income) expenses

Other (income) expenses consist of interest income, interest expense, legal settlement and litigation expenses, other strategic financing and transactional expenses, gain on extinguishment of a liability, earnout liabilities fair value adjustments, derivative asset fair value adjustments, and changes in fair value of warrant liabilities.

Provision for income taxes

Provision for income taxes consists of the federal and state corporate income taxes accrued on income resulting from the sale of our services.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Operating revenues

	For Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2022	2021	2022/2021	2022/2021
Service based revenue, net
Processing fees, net	$106,664	$79,101	$27,563	35%
Tips	61,951	45,106	16,845	37%
Subscriptions	19,146	17,203	1,943	11%
Other	1,099	772	327	42%
Transaction based revenue, net	15,978	10,831	5,147	48%
Total	$204,838	$153,013	$51,825	34%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the year ended December 31, 2022 were $106.7 million, an increase of $27.6 million, or 35% from $79.1 million for the year ended December 31, 2021. The increase was primarily attributable to increases in total advance volume from approximately $1,413 million to approximately $2,709 million year over year along with average advance amounts that increased from $104 to $144 as of the years ended December 31, 2021 and 2022, respectively. Processing fees tend to increase as advance volume increases, but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance remained consistent for the years ended December 31, 2022 and 2021. The average processing fees Members paid to expedite these advances increased modestly for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Tips

Tips for the year ended December 31, 2022 were $62.0 million, an increase of $16.8 million, or 37%, from $45.1 million for the year ended December 31, 2021. The increase was primarily attributable to increases in total advance volume from approximately $1,413 million to approximately $2,709 million year over year along with average advance amounts that increased from $104 to $144 as of the years ended December 31, 2021 and 2022, respectively. Tips tend to increase as advance volume increases, but may not always trend ratably as tips often vary depending on the total amount of the advance. The percentage of Members that chose to leave a tip decreased slightly for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The average amount of tip Members chose to leave increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Subscriptions

Subscriptions for the year ended December 31, 2022 were $19.1 million, an increase of $1.9 million, or 11%, from $17.2 million for the year ended December 31, 2021. The increase was primarily attributable to higher subscription engagement with Members on our platform.

Other

Other revenue for the year ended December 31, 2022 increased by $0.3 million, or 42%, compared to the year ended December 31, 2021. The increase was primarily attributable to increases in average revenue per lead related to amounts received from our Side Hustle advertising partners.

Transaction based revenue, net—Transaction based revenue, net for the year ended December 31, 2022 was $16.0 million, an increase of $5.1 million, or 48%, from $10.8 million, for the year ended December 31, 2021. The increase was primarily attributable to the growth in Members engaging with our Checking Product and corresponding growth in the number of transactions initiated by Members.

Operating expenses

	For Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2022	2021	2022/2021	2022/2021
Provision for unrecoverable advances	$66,266	$32,174	$34,092	106%
Processing and servicing costs	31,946	23,459	8,487	36%
Advertising and marketing	69,038	51,454	17,584	34%
Compensation and benefits	103,432	49,544	53,888	109%
Other operating expenses	68,551	43,260	25,291	58%
Total	$339,233	$199,891	$139,342	70%

Provision for unrecoverable advances—The provision for unrecoverable advances totaled $66.3 million for the year ended December 31, 2022, compared to $32.2 million for the year ended December 31, 2021. The increase of $34.1 million, or 106%, was primarily attributable to an increase in provision expense of $21.0 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, in addition to an increase in provision expense of $13.1 million related to Member advances aged 120 days and under.

The increase in provision expense related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to significant increases in average advance amounts and total advance volume from $1,413 million to $2,709 million for the year ended December 31, 2021 and 2022, respectively. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for unrecoverable advances.

The increase in provision expense related to Member advances aged 120 days and under was primarily attributed to significant increases in average advance amounts and total advance volume during the last 4 months for the year ended December 31, 2022 and compared to the last four months of the year ended December 31, 2021. This resulted in an increase to the allowance for unrecoverable advances and corresponding higher provision for unrecoverable advances expense during the year ended December 31, 2022 as compared to December 31, 2021. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.

Throughout the year ended December 31, 2022, loss and collections experience of Member advances improved, however, historical loss and collections rates utilized in the calculation of the provision for unrecoverable advances decreased slightly when compared to historical rates used in 2021 which reflected underwriting modifications made during early 2020 in response to the onset of COVID-19. These underwriting modifications primarily consisted of lower advance amounts and stricter eligibility requirements. Any changes to our historical loss and collections experience directly affects the historical loss rates utilized in the calculation of the allowance for uncollectible advances. The changes in the allowance for unrecoverable advances, period over period, has a direct impact on the provision for unrecoverable advances.

For information on the aging of Member advances and a rollforward of the allowance for unrecoverable advances, refer to the tables in Note 6 Member Cash Advances, Net in the accompanying audited consolidated financial statements of Dave included in this report.

Processing and service costs—Processing and servicing costs totaled $31.9 million for the year ended December 31, 2022, compared to $23.5 million for the year ended December 31, 2021. The increase of $8.5 million, or 36%, was primarily attributable to the increase in advance volume from approximately $1,413 million to approximately $2,709 million, offset by volume associated discounts and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $69.0 million for the year ended December 31, 2022, compared to $51.5 million for the year ended December 31, 2021. The increase of $17.6 million, or 34%, was primarily attributable to increased advertising efforts, production costs and promotions across various social media platforms and television.

Compensation and benefits—Compensation and benefits expenses totaled $103.4 million for the year ended December 31, 2022, compared to $49.5 million for the year ended December 31, 2021. The increase of $53.9 million, or 109%, was primarily attributable to the following:

•
an increase in payroll and related costs of $20.6 million, primarily due to hiring and increased headcount throughout the business; and
•
an increase in stock-based compensation of $33.3 million, primarily due to restricted stock units granted during the year ended December 31, 2022 and stock options granted to a certain executive during 2021, which achieved certain performance conditions associated with the close of the Business Combination.

Other operating expenses—Other operating expenses totaled $68.6 million for the year ended December 31, 2022, compared to $43.3 million for the year ended December 31, 2021. The increase of $25.3 million, or 58%, was primarily attributable to the following:

•
an increase in insurance related costs of $7.0 million, primarily related to director and officer, general liability and cyber insurance premiums;
•
an increase in accounting costs of $2.3 million, primarily related to various audit, tax and Sarbanes-Oxley compliance readiness related fees associated with the Business Combination in January 2022;
•
an increase in technology and infrastructure expenses of $3.5 million, primarily due to increased costs to support the growth of our business and development of new products and features;
•
an increase in expenses related to our Checking Product of $8.6 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed;
•
an increase in legal fees of $2.9 million primarily due to ongoing litigation, compliance, employment and general corporate related matters;
•
an increase in various administrative expenses of $2.1 million, primarily due to increases in investor relations fees, company meetings, bank service charges, sales tax, licenses and fees, travel and entertainment and other administrative expenses;
•
an increase in depreciation and amortization of $3.7 million, primarily due to accelerated amortization related to the change in useful life of a certain intangible asset, increased amortization of internally developed software due to increased internally developed capitalized costs, and depreciation related to leasehold improvements and equipment purchases; and
•
an increase in rent expense of $0.8 million, due to additional leased office space; offset by
•
a decrease in charitable contribution expenses of $1.6 million, primarily due to decreased amounts pledged to charitable meal donations related to Members’ tips; and
•
a decrease of $4.0 million related to primarily due to non-recurring fraudulent activity in relation to our Checking Product during the first quarter of 2021.

Other (income) expense

	For Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2022	2021	2022/2021	2022/2021
Interest income	$(2,953)	$(287)	$(2,666)	929%
Interest expense	9,197	2,545	6,652	261%
Legal settlement and litigation expenses	6,282	1,667	4,615	277%
Other strategic financing and transactional expenses	4,591	264	4,327	1639%
Gain on extinguishment of liability	(4,290)	-	(4,290)	-100%
Changes in fair value of earnout liabilities	(9,629)	-	(9,629)	-100%
Changes in fair value of derivative asset on loans to stockholders	5,572	(34,791)	40,363	-116%
Changes in fair value of warrant liabilities	(14,192)	3,620	(17,812)	-492%
Total	$(5,422)	$(26,982)	$21,560	-80%

Interest income— Interest income totaled $3.0 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021. The increase of $2.7 million, or 929%, was primarily attributable to interest earned from yields from short-term investments and higher interest rates during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Interest expense— Interest expense totaled $9.2 million for the year ended December 31, 2022, compared to $2.5 million for the year ended December 31, 2021. The increase of $6.7 million, or 261%, was primarily attributable to interest related to increased borrowings from the delayed draw senior secured loan facility (the “Debt Facility”) which Dave OD Funding I, LLC (“Dave OD”) entered into during January 2021, and which was subsequently amended in November 2021 to include a $20 million line of credit (the “Credit Facility”), along with interest related to the Note with FTX Ventures and higher interest rates on borrowings under the Debt Facility and Credit Facility.

Legal settlement and litigation expenses—Legal settlement and litigation expenses totaled $6.3 million for the year ended December 31, 2022, compared to $1.7 million for the year ended December 31, 2021. See Note 14 Commitments and Contingencies in the accompanying audited consolidated financial statements of Dave included in this report for more information regarding pending legal actions. The increase of $4.6 million, or 277%, was primarily attributable to the settlement of an employee-related legal matter.

Other strategic financing and transactional expenses—Other strategic financing and transactional expenses totaled $4.6 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021. The increase of $4.3 million was related to certain one-time strategic opportunities in addition to certain one-time post-closing expenses associated with the Business Combination.

Gain on extinguishment of liability—Gain on extinguishment of liability totaled $4.3 million for the year ended December 31, 2022, compared to $0 for the year ended December 31, 2021. The increase of $4.3 million, or 100%, was primarily attributable to the extinguishment of a $7.5 million liability related to transaction costs associated with the Business Combination that were settled during 2022 in exchange for shares of our Class A common stock. The $7.5 million in transaction costs were also included as part of additional paid in capital within our audited consolidated balance sheets as the transaction costs were originally capitalized in conjunction with the Business Combination.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a benefit of $9.6 million for the year ended December 31, 2022, compared to $0 for the year ended December 31, 2021. The increase of $9.6 million, or 100%, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to decreases in our underlying Class A Common Stock price.

Changes in fair value of derivative asset on loans to stockholders—Changes in fair value of derivative asset on loans to stockholders totaled $5.6 million for the year ended December 31, 2022, compared to a benefit of $34.8 million for the year ended December 31, 2021. The decrease of $40.4 million, or 116%, was primarily attributable to the exercise of the call options and the settlement of this derivative asset at the close of the Business Combination in January 2022. For further details, please refer to Note 2 in the accompanying audited consolidated financial statements of Dave included in this report.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled a benefit of $14.2 million for the year ended December 31, 2022, compared to an expense of $3.6 million for the year ended December 31, 2021. The increase in benefit of $17.8 million, or 492%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price, offset by fair value adjustments associated with certain warrants issued in connection with the Debt Facility.

Provision for income taxes

	For Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2022	2021	2022/2021	2022/2021
(Benefit from) provision for income taxes	(67)	97	(164)	-169%
Total	$(67)	$97	$(164)	-169%

Provision for income taxes for the year ended December 31, 2022 decreased by $0.16 million, or 169%, compared to the year ended December 31, 2021. This decrease was primarily due to a decrease in state taxes, including gross margin state taxes, resulting from a favorable ruling by the Texas Supreme Court regarding the determination of state sourced service income.

Comparison of Years Ended December 31, 2021 and 2020

A discussion regarding our results of operations for the year ended December 31, 2021 compared to the results for the year ended December 31, 2020 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Dave – Results of Operations” in our Form 8-K/A filed with the SEC on August 22, 2022, which is available on the SEC’s website at www.sec.gov.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our operational performance. We use the following non-GAAP measure to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that the non-GAAP financial information may be helpful in assessing our operating performance and facilitates an alternative comparison among fiscal periods. The non-GAAP financial measure is not, and should not be viewed as, a substitute for GAAP reporting measures.

Adjusted EBITDA

“Adjusted EBITDA” is defined as net loss adjusted for interest expense, net, provision for income taxes, depreciation and amortization, stock-based compensation and other discretionary items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. The reconciliation of net loss to Adjusted EBITDA below should be reviewed, and no single financial measure should be relied upon to evaluate our business.

The following table reconciles net loss to Adjusted EBITDA for the years ended December 31 2022 and 2021, respectively:

	For Year Ended
(in thousands)	December 31,
	2022	2021
Net loss	$(128,906)	$(19,993)
Interest expense, net	6,244	2,258
(Benefit from) provision for income taxes	(67)	97
Depreciation and amortization	6,661	2,976
Stock-based compensation	40,639	7,381
Legal settlement and litigation expenses	6,282	1,667
Other strategic financing and transactional expenses	4,591	264
Gain on extinguishment of liability	(4,290)	-
Changes in fair value of earnout liabilities	(9,629)	-
Changes in fair value of derivative asset on loans to stockholders	5,572	(34,791)
Changes in fair value of warrant liabilities	(14,192)	3,620
Adjusted EBITDA	$(87,095)	$(36,521)

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the issuance of preferred stock, issuances of convertible notes, funds from borrowings under the Debt Facility and the Credit Facility, and funds received as a result of the Business Combination. As of December 31, 2022 and 2021, our cash and cash equivalents, marketable securities and short-term investments balance was $192.0 million and $40.2 million, respectively.

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

We believe that our cash on hand should be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this report and sufficient to fund our operations. We may raise additional capital through private or public equity or debt financings. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our product development efforts. No assurances can be provided that additional funding will be available at terms acceptable to us, if at all. If we are unable to raise additional capital, we may significantly curtail our operations, modify existing strategic plans and/or dispose of certain operations or assets.

Material Cash Requirements

While the effect of COVID-19 and other macro-economic factors have created economic uncertainty and impacted how we manage our liquidity and capital resources, we intend to continue to invest in people, marketing and user acquisition, technology and infrastructure, and new and existing financial products and programs we believe are critical to meeting our strategic objectives. As growth of our ExtraCash product scales, material cash will be required to fund advances until the point at which those advances are subsequently collected. The amount and timing of these related cash outflows in future periods are difficult to predict and is dependent on a number of factors including the hiring of new employees, the rate of change in technology used in our business and our business outlook as a result of the COVID-19 pandemic. While we anticipate certain cash outflows related to these objectives could exceed amounts spent in prior years, we expect to fund these cash outflows primarily through our cash flows provided by operating, investing and financing activities.

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

In response to our remote employee workforce strategy in the U.S., we have not yet closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of 10 months to 3 years, subject to renewal options of varying terms, and as of December 31, 2022, we had a total lease liability of $0.8 million. See Note 15, Leases in the notes to our audited consolidated financial statements for additional information regarding our lease liabilities as of December 31, 2022.

We also have certain contractual payment obligations for principal and interest owed under the Debt Facility. Interest payments are required to be made on a monthly basis. At December 31, 2022, $75.0 million of term loans under the Debt Facility were outstanding. See Note 13, Debt and Credit Facility in the notes to our audited consolidated financial statements in this report. Additionally, we also have certain contractual payment obligations for interest owed under the $100.0 million Note we issued and sold pursuant to the Purchase Agreement entered into with FTX Ventures. Interest payments relating to the Note are required to be made or added to the outstanding principal on a semi-annual basis. At December 31, 2022, $2.4 million of interest was added to the outstanding principal. For more information on the Purchase Agreement with FTX Ventures, see Note 10, Convertible Note Payable.

Cash Flows Summary

(in thousands)	For Year Ended
Total cash (used in) provided by:	December 31, 2022	December 31, 2021
Operating activities	$(44,883)	$(541)
Investing activities	(285,579)	(37,202)
Financing activities	321,767	65,046
Net (decrease) increase in cash and cash equivalents and restricted cash	$(8,695)	$27,303

Cash Flows From Operating Activities

We recorded a net loss of $128.9 million for the year ended December 31, 2022, and a net loss of $20.0 million for the year ended December 31, 2021. We reported cash flows used in operating activities of $44.9 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, cash used in operating activities increased compared to the year ended December 31, 2021 due to increases in processing costs, marketing, compensation and other operating expenses to support the growth of the business. Excluding non-cash impacts, changes in cash flows from operations included an increase in receivables related to revenue from Member advances of $6.8 million, an increase in prepaid expenses and other current assets of $6.8 million, a decrease in accrued expenses of $1.7 million, and a decrease in other current liabilities of $0.3 million. These changes were offset primarily by an increase in legal settlement accrual of $5.7 million, a decrease in prepaid income taxes of $0.6 million, and an increase in accounts payable of $0.3 million.

Net cash used in operating activities for the year ended December 31, 2021 included a net loss of $20.0 million, adjusted for non-cash items of $3.1 million for depreciation and amortization, $32.2 million for provision for unrecoverable advances, $3.6 million for an increase in warrant liability fair value, and $7.4 million for stock-based compensation expense, partially offset by $34.8 million for an increase in derivative asset fair value. Excluding non-cash impacts, changes in cash flows from operations included an increase in receivables related to revenue from Member advances of $2.3 million, a decrease in other current liabilities of $1.6 million and a decrease in other non-current liabilities of $0.5 million. These changes were offset primarily by a decrease in prepaid income taxes of $2.6 million, an increase in accounts payable of $2.6 million, an increase in accrued expenses of $7.1 million, and an increase in legal settlement accrual of $0.5 million.

Cash Flows From Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $285.6 million. This included payments for internally developed software costs of $8.6 million, the purchase of property and equipment of $0.7 million, net disbursements and collections of Member advances of $114.3 million, the purchase of short-term investments of $202.1 million, and the purchase of marketable securities of $317.7 million, offset by the sale of marketable securities of $325.6 million and the sale and maturity of short-term investments of $32.2 million.

During the year ended December 31, 2021, net cash used in investing activities was $37.2 million. This included an increase in net disbursements and collections of Member advances of $40.2 million the capitalization of internally developed software costs of $6.1 million, and the purchase of property and equipment of $0.4 million, partially offset by the sale of marketable securities of $9.4 million.

Cash Flows From Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $321.8 million, which consisted of $195.0 million in proceeds from PIPE financing in connection with the Business Combination, $29.7 million in proceeds from the Business Combination, net of redemptions, $0.6 million in proceeds from stock option exercises, $100 million in proceeds from borrowings related to the Purchase Agreement with FTX Ventures, and $40.0 million related to debt facility borrowings, partially offset by $23.0 million for the payment of issuance costs related to the Business Combination, $20.0 million related to the repayment of the credit facility borrowings, and $0.5 million related to the repurchase of Class A Common Stock. For more information on the Business Combination, see “— Business Combination and Public Company Costs”.

During the year ended December 31, 2021, net cash provided by financing activities was $65.0 million, which consisted of $70.0 million in borrowings and $1.7 million in proceeds from for stock option exercises, partially offset by $3.9 million in line of credit repayments and $2.8 million in issuance cost payments. The $70 million in borrowings consisted of $55.0 million under the Debt Facility and $15.0 million from a pre-funding of Alameda Research’s PIPE Investment. For more information on the Credit Facility and Alameda Research’s PIPE Investment, see Note 13, Debt and Credit Facility and Note 3, The Reverse Recapitalization and Related Transactions.

Critical Accounting Estimates

Our audited consolidated financial statements have been prepared in accordance with U.S GAAP. The preparation of these audited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the audited consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the following:

(i) Fair value of a derivative asset;

(ii) Fair value of warrant liabilities;

(iii) Fair value of earnout liabilities;

(iv) Allowance for unrecoverable advances;

(v) Fair value of common stock; and

(vi) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 2 in our accompanying audited consolidated financial statements for the years ended December 31, 2022 and 2021 included in this Annual Report on Form 10-K.

While our significant accounting estimates are described in the notes to our audited consolidated financial statements, we believe that the following accounting estimates require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Derivative Asset

We recorded a derivative asset related to call option on loans to stockholders. The derivative asset was carried at its estimated fair value on our audited consolidated balance sheets and was extinguished as at the close of the Business Combination as all of the call options related to the Loans to Stockholders were exercised and the related loans were settled. Changes in the estimated fair value of the derivative asset were driven by changes in the underlying value of our Common stock and any changes in fair value were reported as a loss (gain) on derivatives in the accompanying audited consolidated statements of operations. We utilized the binomial option pricing model to compute the fair value of the derivative asset and to mark to market the fair value of the derivative at each balance sheet date. The binomial option-pricing model considers a range of assumptions related to the fair value of common stock (see below Fair Value of Common Stock for further details), volatility, dividend yield and risk-free interest rate. The binomial option pricing model includes subjective input assumptions that can materially affect the fair value estimates.

Warrant Liabilities

We recorded a warrant liability associated with the Debt Facility. The warrant liability was carried on our audited consolidated balance sheets as a long-term liability estimated at fair value and extinguished immediately prior to close of the Business Combination as the warrants were exercised. Changes in the estimated fair value of this warrant liability were driven by changes in the underlying value of our Common stock and were reported as a loss (gain) in the accompanying audited consolidated statements of operations. We utilized the binomial option-pricing model to compute the fair value and to mark to market the fair value of the warrant liability at each audited consolidated balance sheet date. The binomial option-pricing model considers a range of assumptions related to the fair value of common stock (see below Fair Value of Common Stock for further details), volatility, dividend yield and risk-free interest rate. The binomial option pricing model includes subjective input assumptions that can materially affect the fair value estimates.

We also recorded warrant liabilities for both public and private warrants associated with the Business Combination. The warrant liabilities are carried on our audited consolidated balance sheets as a long-term liability estimated at fair value. Changes in the estimated fair value of the warrant liabilities were driven by changes in the underlying value of our Common stock and were reported as a loss (gain) in the accompanying audited consolidated statements of operations. We utilize the Black-Scholes model to compute the fair value and to mark to market the fair value of the private placement warrant liability at the time of the Business Combination and at each audited consolidated balance sheet date. The public warrants were valued using the Black-Scholes model and public trading price of the warrants, when available. The Black-Scholes model considers a range of assumptions such as stock price, strike price, volatility, time to maturity, dividend yield and risk-free interest rate. The Black-Scholes pricing model includes subjective input assumptions that can materially affect the fair value estimates.

Earnout Liabilities

We recorded earnout liabilities associated with the Business Combination. The earnout liabilities are carried on our audited consolidated balance sheets as a long-term liability estimated at fair value. Changes in the estimated fair value of the earnout liabilities are reported as a loss (gain) in the accompanying audited consolidated statements of operations. We utilized a Monte Carlo Simulation Method to compute the fair value and to mark to market the fair value of the earnout liabilities at each audited consolidated balance sheet date. The Monte Carlo Simulation Method considers a range of assumptions such as stock price, volatility, and risk-free interest rate. The Monte Carlo Simulation Method includes subjective input assumptions that can materially affect the fair value estimates.

Fair Value of Common Stock

We are required to estimate the fair value of the common stock underlying our share-based awards. The fair value of the common stock underlying our stock-based awards has been determined, in each case, based on a valuation model as discussed further below, and was approved by our Board of Directors. Our Board of Directors intends all stock options granted to be exercisable at a price per share not less than the fair value per share of the ordinary share underlying those stock options on the date of grant.

Before the Company's shares were traded publicly, there was no public market for its Common Stock. The valuation has been determined using appropriate valuation methodologies in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

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

The fair value for our common stock was estimated to be $29.92 per share (on a post-split adjusted basis) as of August 5, 2019 (“August 2019 Valuation”) and $31.39 (on a post-split adjusted basis) per share as of August 30, 2020 (“August 2020 Valuation”). In 2021, our management team first contemplated a SPAC Transaction, which was incorporated in the June 7, 2021 valuation that resulted in a fair value for our common stock of $277.44 per share (on a post-split adjusted basis) (“June 2021 Valuation”). The SPAC Transaction was considered in the subsequent valuation performed as of October 6, 2021 that resulted in a fair value for Dave’s common stock of $345.60 per share (on a post-split adjusted basis) (“October 2021 Valuation”).

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

The increase in the fair value of our common stock between the August 2019 and August 2020 Valuations, and the June 2021 Valuation and the October 2021 Valuation was predominantly due to our progress towards completing the Business Combination that was not known or knowable at the earlier valuation dates. As previously discussed, the August 2019 Valuation utilized the Series B financing to determine the value of common stock in a single OPM. The August 2020 Valuation relied upon the GPCM with valuation multiples selected considering the implied multiples at the time of the Series B Financing, with appropriate adjustments to the multiples to account for changes in our financial and operational performance as well as to reflect changes in the guideline public companies’ multiples and comparative performance, from the close of the Series B financing to the August 2020 valuation date. In early 2021, we first contemplated a SPAC Transaction and began taking the necessary steps to prepare for a business combination with VPCC. The necessary steps undertaken to prepare for the Business Combination included meeting with VPCC and investment bankers, discussing timing expectations, and negotiating the preliminary letter of intent with VPCC. As our ongoing negotiations related to the Business Combination reflected an increased likelihood of a near-term exit transaction and/or liquidity event, the valuation of Dave’s equity as of the June 2021 Valuation took into consideration the indicated equity value implied by the negotiations as well as the uncertainty inherent in the future key milestones including execution of the Merger Agreement and VPCC’s shareholder vote. Similarly, the increase in the common stock value to $345.60 per share in the October 2021 Valuation resulted primarily from an increase in the probability of the near-term SPAC Transaction closing and an increase in the value of common stock in that scenario due to the passage of time and an increase in the SPAC’s publicly traded price as compared to the SPAC Transaction’s negotiated pre-money valuation. As a result, the increase in Dave’s common stock fair value between the valuation dates resulted directly from both the increase in the pre-money valuation and acceleration of the timing of an exit, from the Series B Financing to the Business Combination.

For further details, please refer to Note 2 in our accompanying audited consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K.

Allowance for Unrecoverable Advances

We maintain an allowance for unrecoverable advances at a level estimated to be adequate to absorb credit losses inherent in outstanding Member advances. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as cash received subsequent to period-end. Interpretations of the nature of volume of the portfolio and projections of future economic conditions involve a high degree of subjectivity. Changes to the allowance have a direct impact on the provision for unrecoverable advances in the audited consolidated statement of operations.

We consider advances over 120 days past due or which become uncollectible based on information available to us as impaired. All impaired advances are deemed uncollectible and subsequently written-off and are a direct reduction to the allowance for unrecoverable advances. Subsequent recoveries of Member advances written-off, if any, are recorded as a reduction to Member advances when collected, resulting in a reduction to the allowance for unrecoverable advances and a corresponding reduction to the provision for unrecoverable advances expense in the audited consolidated statements of operations.

Income Taxes

We follow ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the audited consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more-likely-than-not that the asset will not be realized.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $0.9 million and $0.5 million of uncertain tax positions as of December 31, 2022 and 2021, respectively, related to state income taxes and federal and state R&D tax credits.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at December 31, 2022 and December 31, 2021. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying audited consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2022 and 2021.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act for emerging growth companies. Subject to certain conditions set forth in the JOBS Act, if we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd- Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audited consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Recently Issued Accounting Standards

Refer to Note 2, “Significant Accounting Policies,” of our audited consolidated financial statements included in this report for a discussion of the impact of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

DAVE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Dave Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dave Inc. and subsidiary (the "Company") as of December 31, 2022 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
March 13, 2023

We have served as the Company's auditor since 2022.

Report of Moss Adams LLP

The Shareholders and the Board of Directors Dave Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dave Inc. and subsidiary (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Los Angeles, California

March 25, 2022

(except for the effects of the reverse recapitalization described in Note 3, as to which the date is August 22, 2022, and the effects of the 1-for-32 reverse stock split described in Notes 2 and 22, as to which the date is March 13, 2023)

We served as the Company’s auditor from 2018 to 2022.

Dave Inc.

Consolidated Balance Sheets

(in thousands; except share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$22,889	$32,009
Marketable securities	285	8,226
Member advances, net of allowance for unrecoverable advances of $24,501 and $11,995 as of December 31, 2022 and December 31, 2021, respectively	104,183	49,013
Short-term investments	168,789	-
Prepaid income taxes	831	1,381
Deferred issuance costs	-	5,131
Prepaid expenses and other current assets	11,591	4,443
Total current assets	308,568	100,203
Property and equipment, net	1,026	685
Lease right-of-use assets (related-party of $735 and $970 as of December 31, 2022 and December 31, 2021, respectively)	735	2,702
Intangible assets, net	10,163	7,849
Derivative asset on loans to stockholders	-	35,253
Debt facility commitment fee, long-term	75	131
Restricted cash	788	363
Other non-current assets	137	-
Total assets	$321,492	$147,186
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$11,418	$13,044
Accrued expenses	10,965	13,045
Lease liabilities, short-term (related-party of $273 and $243 as of December 31, 2022 and December 31, 2021, respectively)	273	1,920
Legal settlement accrual	9,450	3,701
Note payable	-	15,051
Credit facility	-	20,000
Convertible debt, current	-	695
Interest payable, convertible notes, current	-	25
Other current liabilities	4,311	1,153
Total current liabilities	36,417	68,634
Lease liabilities, long-term (related-party of $550 and $822 as of December 31, 2022 and December 31, 2021, respectively)	550	970
Debt facility, long-term	75,000	35,000
Convertible debt, long-term	102,325	-
Warrant liabilities	463	3,726
Earnout liabilities	53	-
Other non-current liabilities	124	119
Total liabilities	$214,932	$108,449
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	$-	$-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 10,334,220 and 9,365,213 shares issued at December 31, 2022 and 2021, respectively; 10,284,657 and 9,283,010 shares outstanding at December 31, 2022 and 2021, respectively;	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at December 31, 2022 and 2021, respectively;	-	-
Treasury stock	-	(5)
Additional paid-in capital	270,037	86,830
Accumulated other comprehensive loss	(1,675)	-
Loans to stockholders	-	(15,192)
Accumulated deficit	(161,803)	(32,897)
Total stockholders’ equity	$106,560	$38,737
Total liabilities, and stockholders’ equity	$321,492	$147,186

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Balance Sheets, Continued

(in thousands; except share data)

The following table presents the assets and liabilities of a consolidated variable interest entity (“VIE”), which are included in the consolidated balance sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. All intercompany accounts have been eliminated.

	December 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$12,030	$26,239
Member advances, net of allowance for unrecoverable advances	71,545	35,835
Debt facility commitment fee, current	62	470
Debt facility commitment fee, long-term	75	131
Total assets	$83,712	$62,675
Liabilities
Accounts payable	531	411
Current portion of debt facility	-	20,000
Other current liabilities	-	400
Long-term debt facility	75,000	35,000
Warrant liability	-	3,726
Total liabilities	$75,531	$59,537

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Operations

(in thousands; except share data)

	For the Year Ended December 31,
	2022	2021
Operating revenues:
Service based revenue, net	$188,860	$142,182
Transaction based revenue, net	15,978	10,831
Total operating revenues, net	204,838	153,013
Operating expenses:
Provision for unrecoverable advances	66,266	32,174
Processing and servicing costs	31,946	23,459
Advertising and marketing	69,038	51,454
Compensation and benefits	103,432	49,544
Other operating expenses	68,551	43,260
Total operating expenses	339,233	199,891
Other (income) expenses:
Interest income	(2,953)	(287)
Interest expense	9,197	2,545
Legal settlement and litigation expenses	6,282	1,667
Other strategic financing and transactional expenses	4,591	264
Gain on extinguishment of liability	(4,290)	-
Changes in fair value of earnout liabilities	(9,629)	-
Changes in fair value of derivative asset on loans to stockholders	5,572	(34,791)
Changes in fair value of public and private warrant liabilities	(14,192)	3,620
Total other income, net	(5,422)	(26,982)
Net loss before (benefit from) provision for income taxes	(128,973)	(19,896)
(Benefit from) provision for income taxes	(67)	97
Net loss	$(128,906)	$(19,993)

Net loss per share:
Basic	$(11.12)	$(4.69)
Diluted	$(11.12)	$(4.69)
Weighted-average shares used to compute net loss per share
Basic	11,587,901	4,266,839
Diluted	11,587,901	4,266,839

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(128,906)	$(19,993)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,675)	-
Comprehensive loss	$(130,581)	$(19,993)

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

	Common stock
	Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	9,122,248	$1	1,514,082	$-	$77,665	$(14,764)	$(154)	$-	$(12,904)	$49,844
Issuance of Class A common stock in connection with stock plans	158,890	-	-	-	1,709	-	-	-	-	1,709
Vesting of stock option early exercises	-	-	-	-	75	-	-	-	-	75
Stockholder loans interest and amendment	1,872	-	-	-	-	(428)	149	-	-	(279)
Stock-based compensation	-	-	-	-	7,381	-	-	-	-	7,381
Net loss	-	-	-	-	-	-	-	-	(19,993)	(19,993)
Balance at December 31, 2021	9,283,010	1	1,514,082	-	86,830	(15,192)	(5)	-	(32,897)	38,737
Issuance of Class A common stock in connection with stock plans	264,390	-	-	-	1,658	-	-	-	-	1,658
Issuance of Class A common stock pursuant to the PIPE financing	656,247	-	-	-	210,000	-	-	-	-	210,000
Issuance of Class A common stock pursuant to the Merger Agreement	211,415	-	-	-	(29,852)		-	-	-	(29,852)
Exercise of Series B-1 preferred stock warrants, net of settlement	14,087	-	-	-	3,365	-	-	-	-	3,365
Conversion of 2019 convertible notes and accrued interest to Class A common stock	7,040	-	-	-	720	-	-	-	-	720
Repurchase of Class A common stock	(6,203)	-	-	-	(1,588)	-	5	-	-	(1,583)
Exercise of warrant for Class A common stock	3	-	-	-	-	-	-	-	-	-
Stockholder loans interest	-	-	-	-	-	(12)	-	-	-	(12)
Exercise of derivative asset and paydown of stockholder loans	(187,945)	-	-	-	(44,885)	15,204	-	-	-	(29,681)
Extinguishment of liability	42,613	-	-	-	3,150	-	-	-	-	3,150
Stock-based compensation	-	-	-	-	40,639	-	-	-	-	40,639
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	(1,675)	-	(1,675)
Net loss	-	-	-	-	-	-	-	-	(128,906)	(128,906)
Balance at December 31, 2022	10,284,657	$1	1,514,082	$-	$270,037	$-	$-	$(1,675)	$(161,803)	$106,560

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021

Operating activities
Net loss	$(128,906)	$(19,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,133	3,055
Provision for unrecoverable advances	66,266	32,174
Changes in fair value of derivative asset on loans to stockholders	5,572	(34,791)
Changes in fair value of earnout liabilities	(9,629)	-
Changes in fair value of warrant liabilities	(14,192)	3,620
Disposal of property and equipment	-	14
Gain on extinguishment of liability	(4,290)	-
Stock-based compensation	40,639	7,381
Non-cash interest	2,304	(233)
Non-cash lease expense	(100)	78
Changes in fair value of marketable securities and short-term investments	(578)	1
Changes in operating assets and liabilities:
Member advances, service revenue	(6,842)	(2,280)
Prepaid income taxes	550	2,627
Prepaid expenses and other current assets	(6,805)	(311)
Accounts payable	330	2,568
Accrued expenses	(1,684)	7,128
Legal settlement accrual	5,749	500
Other current liabilities	(263)	(1,625)
Other non-current liabilities	-	(466)
Other non-current assets	(137)	-
Interest payable, convertible notes	-	12
Net cash used in operating activities	(44,883)	(541)

Investing activities
Payments for internally developed software costs	(8,584)	(6,107)
Purchase of property and equipment	(728)	(371)
Net disbursements and collections of Member advances	(114,323)	(40,163)
Purchase of short-term investments	(202,091)	-
Sale and maturity of short-term investments	32,228	-
Purchase of marketable securities	(317,675)	(5)
Sale of marketable securities	325,594	9,444
Net cash used in investing activities	(285,579)	(37,202)

Financing activities
Repayment on line of credit	-	(3,910)
Proceeds from PIPE offering	195,000	-
Proceeds from escrow account	29,688	-
Payment of issuance costs	(23,005)	(2,753)
Proceeds from issuance of common stock for stock option exercises	620	1,709
Repurchase of common stock	(536)	-
Proceeds from borrowings on convertible debt	100,000	15,000
Proceeds from borrowings on debt and credit facilities	40,000	55,000
Repayment of borrowings on credit facility	(20,000)	-

Net cash provided by financing activities	321,767	65,046

Net (decrease) increase in cash and cash equivalents and restricted cash	(8,695)	27,303
Cash and cash equivalents and restricted cash, beginning of the year	32,372	5,069
Cash and cash equivalents and restricted cash, end of the year	$23,677	$32,372

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use assets recognized	$-	$2,514
Operating lease liabilities recognized	$-	$2,514
Property and equipment purchases in accounts payable	$3	$25
Conversion of convertible preferred stock to Class A common stock in connection with the reverse recapitalization	$72,173	$-
Recapitalization transaction costs liability incurred	$10,650	$-
Conversion of convertible notes and accrued interest to Class A common stock in connection with the reverse recapitalization	$720	$-
Conversion of B-1 warrants to Class A common stock in connection with the reverse recapitalization	$3,365	$-
Discharge of PIPE promissory note in connection with the reverse recapitalization	$15,000	$-
Vesting of common stock exercised early	$-	$75
Amendment to loan to stockholder	$-	$145

Supplemental disclosure of cash (received) paid for:
Income taxes	$(622)	$(2,484)
Interest	$5,677	$1,992

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheet with the same as shown in the consolidated statement of cash flows.

Cash and cash equivalents	$22,889	$32,009
Restricted cash	788	363
Total cash, cash equivalents, and restricted cash, end of year	$23,677	$32,372

See accompanying notes to the consolidated financial statements.

Note 1 Organization and Nature of Business

Overview

Dave Inc. (“Dave” or the “Company”), a Delaware corporation, with headquarters located in Los Angeles, California, is a financial services company. Dave was originally incorporated in the State of Delaware on January 14, 2021 as a special purpose acquisition company under the name VPC Impact Acquisition Holdings III, Inc. (“VPCC”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Dave offers a suite of innovative financial products aimed at helping Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. Through Dave Banking, the Company provides a digital checking account experience with valuable tools for building long-term financial health. Dave also helps Members generate extra income for spending or emergencies through Dave’s Side Hustle product and Surveys, where Dave presents Members with supplemental work and income opportunities.

ExtraCash:

Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on overdraft, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $34 for access to as little as $5 of overdraft, whereas many others in the financial services sector do not allow for overdraft at all. Dave invented a short-term liquidity alternative called ExtraCash, which allows Members to advance funds to their account and avoid a fee altogether. Members may now receive an advance of up to $500 and may only have one advance outstanding at any given time.

Dave Banking:

Dave offers a full-service digital checking account through its partnership with Evolve Bank and Trust (“Evolve”). The Dave Spending Account does not have overdraft or minimum balance fees.

Budget:

Dave's automated financial management tool leverages historical bank account data to help Members understand both recurring and commonly occurring charges. Budget notifies Members when there is a chance of an overdraft, and allows Members to qualify for Dave’s ExtraCash product for up to $500 of additional liquidity. Dave charges a $1 monthly subscription for access to the Budget product.

Side Hustle:

Dave seeks to help Members improve their financial health by presenting new job opportunities to them. Through Dave’s partnership with leading employers, Members can quickly submit applications and improve their income with flexible employment.

Surveys:

Dave recently launched Surveys product allows for additional earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. This functionality drives engagement within the Dave ecosystem and deepens the Company's relationship to its Members’ financial wellbeing.

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

On January 5, 2022, the holders of (a) Legacy Dave capital stock and (b) Legacy Dave’s options to purchase Legacy Dave capital stock pursuant to Legacy Dave’s stock plan (the “Legacy Dave Options”), received aggregate merger consideration, consisting of 10,226,738 shares of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and 1,514,082 shares of Class V common stock of the Company, par value $0.0001 per share (the “Class V Common Stock”, and together with the Class A Common Stock, the “Common Stock”).

The Company’s Class A Common Stock is now listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “DAVE”, and warrants to purchase the Class A Common Stock at an exercise price of $368 per share are listed on Nasdaq under the symbol “DAVEW.” The audited consolidated financial statements included in Dave’s Annual Report on Form 10-K filed with the SEC on March 25, 2022 are those of VPCC prior to the consummation of the Business Combination and the name change. The audited consolidated financial statements of Legacy Dave are included in Form 8-K/A filed with the SEC on August 22, 2022 prior to the consummation of the Business Combination and the name change. Prior to the Business Combination, VPCC neither engaged in any operations nor generated any revenue. Until the Business Combination, based on VPCC’s business activities, VPCC was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The audited Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020 for Legacy Dave were included in Exhibit 99.3 of Amendment No. 1 to the Current Report on Form 8-K (the “Form 8-K/A”) filed with the Securities and Exchange Commission (“SEC”) on August 22, 2022.

Note 2 Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On January 4, 2023, the Board approved an amendment to the Company’s certificate of incorporation to complete a 1-for-32 reverse stock split effective January 5, 2023. At a special meeting held on December 16, 2022, stockholders approved the reverse stock split. The primary goal of the reverse stock split is to bring the Company’s stock price above the share bid price requirement for continued listing on Nasdaq. The effects of the reverse stock split have been reflected in the consolidated financial statements and the footnotes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and a variable interest entity (“VIE”). All intercompany transactions and balances have been eliminated upon consolidation.

In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidates any VIE of which the Company is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when it is not considered the primary beneficiary. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that the Company continues to be the primary beneficiary. The Company is considered the primary beneficiary of Dave OD Funding I, LLC (“Dave OD”), as it has the power over the activities that most significantly impact the economic performance of Dave OD and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant, in accordance with accounting guidance. As a result, the Company consolidated Dave OD and all intercompany accounts have been eliminated. The carrying value of Dave OD’s assets and liabilities, after elimination of any intercompany transactions and balances are shown in the consolidated balance sheets. The assets of Dave OD are restricted and its creditors have full recourse against the Company for its liabilities.

Retroactive Application of Reverse Recapitalization

The Business Combination is accounted for as a reverse recapitalization of an equity structure. For further details, refer to Note 3, The Reverse Recapitalization and Related Transactions. Pursuant to U.S. GAAP, the Company recast its Consolidated Statements of Stockholders’ Equity from December 31, 2020 to the Closing Date, the total stockholder’s equity within the Company’s Consolidated Balance Sheet as of December 31, 2021, and the weighted average outstanding shares basic and diluted for the year ended December 31, 2021 by applying the recapitalization retroactively.

In addition, the Company recasts the stock class and issued and outstanding number of shares, exercise prices of options and warrants for each balance sheet period presented in these consolidated financial statements and the accompanying notes.

Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Stockholders’ Equity

Pursuant to the terms of the Business Combination Agreement, as part of the Closing, all of the issued and outstanding Series A preferred stock Legacy Dave were automatically converted into Legacy Dave common stock at a 1:1 ratio and Series B-1 and Series B-2 convertible preferred stock of Legacy Dave were automatically converted into Legacy Dave common stock at a 1:1.033076 ratio, which were all converted again, along with all other issued and outstanding common stock of Legacy Dave, into 10,707,706 shares of Class A Common Stock and Class V Common Stock at an exchange ratio of 1.354387513 (the “Exchange Ratio”). Additionally, each of the Company’s options that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into options for Class A Common Stock and Class V Common Stock equal to the number of the Company’s Common Stock, subject to such options multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such options divided by the Exchange Ratio, with the aggregate amount of shares of Class A Common Stock and Class V Common Stock issuable upon exercise of such options to be 1,002,383.

Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Operations

Furthermore, based on the retroactive application of the reverse recapitalization to the Company’s Consolidated Statements of Stockholders’ Equity, the Company recalculated the weighted average shares for the year ended December 31, 2021. The basic and diluted weighted-average Legacy Dave Common Stock were retroactively converted to Class A Common Stock and Class V Common Stock using the Exchange Ratio to conform to the recast period (for additional information, see discussion of Net Loss Per Share Attributable to Stockholders in Note 2, Significant Accounting Policies below).

Retroactive Application of Reverse Recapitalization to the Consolidated Balance Sheets

Finally, to conform to the retroactive application of recapitalization to the Company’s Consolidated Statements of Stockholders’ Equity, the Company reclassified the $9,881 of Legacy Dave Series A convertible preferred stock, $49,675 of Legacy Dave Series B-1 convertible preferred stock, and the $12,617 of Legacy Dave Series B-2 convertible preferred stock to the additional paid-in capital (“APIC”), less amounts attributable to the par value of the common stock as recast, as of December 31, 2021.

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the:

(i) Fair value of a derivative asset;

(ii) Fair value of warrant liabilities;

(iii) Fair value of earnout liabilities;

(iv) Allowance for unrecoverable advances;

(v) Fair value of common stock; and

(vi) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Year Ended
	December 31,
	2022	2021
Service based revenue, net
Processing fees, net	$106,664	$79,101
Tips	61,951	45,106
Subscriptions	19,146	17,203
Other	1,099	772
Transaction based revenue, net	15,978	10,831
Total	$204,838	$153,013

Service Based Revenue, Net:

Service based revenue, net primarily consists of tips, processing fees, and subscriptions charged to Members, net of processor costs associated with advance disbursements. Member advances are treated as financial receivables under ASC 310 Receivables (“ASC 310”) and processing fees, net and tips are also accounted for in accordance with ASC 310.

Processing Fees, Net

Processing fees apply when a Member requests an expedited cash advance. At the Member’s election, the Company expedites the funding of advance funds within eight hours, as opposed to the customary three business days, of the advance approval. Processing fees are nonrefundable loan origination fees and are recognized as revenues over the average expected contractual term of its advances.

Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the average expected contractual term of its advances. Direct origination costs recognized as a reduction of advance-related income during the years ended December 31, 2022 and 2021, were $5.5 million and $3.8 million, respectively.

Tips

The Company encourages, but does not contractually require its Members who receive a cash advance to leave a discretionary tip. The Company treats tips as an adjustment of yield to the advances and are recognized over the average expected contractual term of its advances.

Subscriptions

The Company accounts for subscriptions in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company must identify the contract with a Member, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the Company satisfies the performance obligations. For revenue sources that are within the scope of Topic 606, the Company fully satisfies its performance obligations and recognizes revenue in the period it is earned as services are rendered. Transaction prices are typically fixed, charged on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC 606 that significantly affects the determination of the amount and timing of revenue from contracts with the Company’s Members. Sources of revenue from contracts with Members that are in the scope of ASC 606 include subscription fees, lead generation fees and reward program fees.

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

Price concessions granted to Members who have insufficient funds when subscription fees are due are forms of variable consideration under the Company’s contracts with Members. For price concessions, the Company has elected, as an accounting policy, to account for price concessions for the month at the end of the reporting month based on the actual amount of concessions granted as the impact is considered insignificant.

Other service based revenue consists of lead generation fees from the Company’s Side Hustle advertising partners.

Transaction Based Revenue, Net:

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from withdrawal-related transactions, volume support from a certain co-branded agreement, and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represent a percentage of the underlying transaction value processed through a payment network. ATM fees are earned from the Member’s usage of out-of-network ATMs, which are reduced by related ATM transaction costs.

Processing and Servicing Costs

Processor costs consist of amounts paid to third party processors for the recovery of advances, tips, processing fees, and subscriptions. These expenses also include fees paid for services to connect Member’s bank accounts to the Company’s application. Except for processing and service fees associated with advance disbursements, which are recorded net against revenue, all other processing and service fees are expensed as incurred.

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

Short-Term Investments

Short-term investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as “available-for-sale”, as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of short-term investments is determined by quoted prices in active markets with unrealized gains and losses (other than credit related impairment) reported as a separate component of other comprehensive income. For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the consolidated statements of comprehensive income. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pretax basis).

Member Advances

Member advances include ExtraCash advances, fees, and tips, net of certain direct origination costs and allowance for unrecoverable advances. Management’s intent is to hold advances until the earlier of repayment or payoff date. Members’ cash advances are treated as financial receivables under ASC 310.

Advances to Members are not interest-bearing. The Company recognizes these advances at the advanced amount and does not use discounting techniques to determine present value of advances due to their short-term nature.

The Company does not provide modifications to advances and does not charge late fees.

Allowance for Unrecoverable Advances

The Company maintains an allowance for unrecoverable advances at a level estimated to be adequate to absorb credit losses inherent in the outstanding Member advances. Management currently estimates the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as cash received subsequent to period-end. Interpretations of the nature and volume of the portfolio and projections of future economic conditions involve a high degree of subjectivity. Changes to the allowance have a direct impact on the provision for unrecoverable advances in the consolidated statements of operations.

The Company considers advances over 120 days past due or which become uncollectible based on information available to the Company as impaired. All impaired advances are deemed uncollectible and subsequently written-off and are a direct reduction to the allowance for unrecoverable advances. Subsequent recoveries of Member advances written-off, if any, are recorded as a reduction to Member advances when collected, resulting in a reduction to the allowance for unrecoverable advances and a corresponding reduction to the provision for unrecoverable advances expense in the consolidated statements of operations.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the consolidated statements of operations. Capitalized costs for the years ended December 31, 2022 and 2021, were $8.6 million and $6.1 million, respectively.

Amortization of internally developed software commences when the software is ready for its intended use (i.e., after all substantial testing is complete). Internally developed software is amortized over its estimated useful life of 3 years.

The Company’s accounting policy is to perform annual reviews of capitalized internally developed software projects to determine whether any impairment indicators are present as of December 31, or whenever a change in circumstances suggests an impairment indicator is present. If any impairment indicators are present, the Company will perform a recoverability test by comparing the sum of the estimated undiscounted cash flows attributed to the asset group to their carrying value. If the undiscounted cash flows expected to result from the remaining use of the asset (i.e., cash flows when testing recoverability) are less than the asset group’s carrying value, the Company will determine the fair value of the asset group and recognize an impairment loss as the amount by which the carrying value of the asset group exceeds its fair value. If based on the results of the recoverability test, no impairment is indicated as the remaining undiscounted cash flows exceed the carrying value of the software asset group, the carrying value of the asset group as of the assessment date is deemed fully recoverable. In addition, the Company evaluates the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying value of the intangible asset shall be amortized prospectively over that revised remaining useful life.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement (“ASC 820”), provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in the consolidated financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member cash advances, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were approximately $20.7 million and $31.9 million at December 31, 2022 and 2021, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

No Member individually exceeded 10% or more of the Company’s Member cash advances balances as of December 31, 2022 and December 31, 2021.

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

Restricted Stock Awards:

Restricted stock awards (“RSAs”) are valued on the grant date, and the fair value of the RSAs is equal to the estimated fair value of the Company’s Common Stock on the grant date. This compensation cost is recognized over the requisite service period as a component of stock-based compensation expense, presented within compensation and benefits in the consolidated statements of operations. The Company recognizes forfeitures as they occur.

RSAs Issued to Non-Employees:

The Company issues shares of restricted stock to consultants for various advisory and consulting-related services. The Company recognized this expense, measured as the estimated value of the shares issued, as a component of stock-based compensation expense, presented within compensation and benefits in the consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2022 and 2021, were $69.0 million and $51.5 million, respectively, and is presented within advertising and marketing in the consolidated statements of operations.

Income Taxes

The Company follows ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more-likely-than-not that the asset will not be realized.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $0.9 million and $0.5 million of uncertain tax positions as of December 31, 2022 and 2021, respectively, related to state income taxes. and federal and state R&D tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.005 million and $0.004 million of interest expense and penalties as a component of income tax expense during the year ended December 31, 2022 and 2021, respectively. There were $0.012 million and $0.007 million of accrued interest expense and penalties as of December 31, 2022 and 2021, respectively.

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

Net Loss Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of December 31, 2022.

Basic net loss attributable to holders of Common Stock per share is calculated by dividing net loss attributable to holders of Common Stock by the weighted-average number of shares outstanding, excluding shares issued in relation to unvested restricted stock awards and vested early exercise options funded by non-recourse notes (refer to Note 19, Related-Party Transactions for further details on the Company’s Loans to Stockholders).

Diluted net loss per share attributable to holders of common stock adjusts the basic net loss per share attributable to stockholders and the weighted- average number of shares outstanding for the potentially dilutive impact of stock options, warrants, and restricted stock using the treasury stock method and convertible preferred stock using the as-if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to holders of common stock (in thousands, except share data):

	For the Year Ended December 31,
	2022	2021
Numerator
Net loss	$(128,906)	$(19,993)
Less: noncumulative dividend to convertible preferred stockholders	-	-
Less: undistributed earnings to participating securities	-	-
Net loss attributed to common stockholders—basic	(128,906)	(19,993)
Add: undistributed earnings reallocated to common stockholders	-	-
Net loss attributed to common stockholders—diluted	$(128,906)	$(19,993)

Denominator
Weighted-average shares of common stock—basic	11,587,901	4,266,839
Dilutive effect of convertible preferred stock	-	-
Dilutive effect of equity incentive awards	-	-
Weighted-average shares of common stock—diluted	11,587,901	4,266,839

Net loss per share
Basic	$(11.12)	$(4.69)
Diluted	$(11.12)	$(4.69)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	For the Year Ended December 31,
	2022	2021
Stock options and RSU awards	1,412,726	1,084,586
Convertible debt	312,500	-
Convertible preferred stock	-	6,371,318
Series B-1 warrants	-	70,445
Total	1,725,226	7,526,349

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company plans to adopt this CECL methodology effective January 1, 2023 and has applied the guidance prospectively. The Company has determined that the impact of the CECL adoption would not have a material impact on the balances reported in its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 remove certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. This ASU was effective for most public companies for annual periods beginning after December 15, 2020. Early adoption was permitted. The Company adopted the standard effective January 1, 2022. The Company has evaluated the effect that the updated standard had on its internal processes, consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options(Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for public companies for fiscal years beginning after December 15, 2021. The Company adopted the standard effective January 1, 2022 on a modified retrospective approach. The Company has evaluated the effect that the updated standard had on its internal processes, consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2021. The Company adopted the standard effective January 1, 2022. The Company has evaluated the effect that the updated standard had on its internal processes, consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. The amendments in ASU 2019-12 remove certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. This ASU was effective for most public companies for annual periods beginning after December 15, 2020. Early adoption was permitted. The Company adopted the standard effective January 1, 2022. The Company has evaluated the effect that the updated standard had on its internal processes, condensed consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its condensed consolidated financial statements and related disclosures.
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

Upon the consummation of the Business Combination, in accordance with the terms and conditions of the Business Combination Agreement, all issued and outstanding Legacy Dave common stock was converted into shares of Common Stock at the Exchange Ratio. At closing, VPCC transaction costs of $22.6 million were paid, which reduced the proceeds from VPCC and reduced APIC. Additionally, $5.1 million of the costs were capitalized and included within deferred issuance costs in the consolidated balance sheet for the years ended December 31, 2021, and reduced APIC at closing. The remaining $10.7 million in transaction costs were accrued for at closing. Upon closing the Business Combination, Legacy Dave received $7.0 million in cash proceeds after transactions costs of $22.6 million were paid and released from VPCC’s trust account, net of redemptions of $224.2 million. At closing, each non-redeemed outstanding share of Legacy Dave Class A common stock was converted into one share of Class A Common Stock.

Upon consummation of the Business Combination, the shares of Legacy Dave held by Legacy Dave shareholders converted into 10,707,440 shares of Common Stock, including 9,193,358 shares of Class A Common Stock and 1,514,082 shares of Class V Common Stock.

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

Cash	$202.0
Other assets	0.7
Other current liabilities	(3.2)
Accrued expenses	(0.2)
Earned liabilities	(9.7)
Warrant liability - public	(7.6)
Warrant liability - private	(6.7)
Net assets acquired	$175.3

Additionally, as part of the recapitalization, 168,515 shares of VPCC Class A common stock held by founders of VPCC (the “Founder Holders”) were exchanged with 168,515 shares of Dave Class A Common Stock, 49,563 (or “Founder Holder Earnout Shares”) of which will be subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date as follows:

Sixty percent (60%) of the Founder Holder Earnout Shares (29,737 Founder Holder Earnout Shares) shall immediately become fully vested and no longer subject to forfeiture upon the occurrence of Triggering Event I, which is defined as the first date on which the Common Share Price is equal to or greater than $400 after the Closing Date, but within the Earnout Period (as defined in the Business Combination Agreement); provided, that

(i) in the event of a change of control pursuant to which Dave Stockholders receive, or have the right to receive, cash, securities or other property attributing a value of at least $400 to each share of Class A Common Stock (as agreed in good faith by the Sponsor and the Board), then Triggering Event I shall be deemed to have occurred and;

(ii) in the event that, and as often as, the number of outstanding shares of Class A Common Stock is changed by reason of any dividend, subdivision, reclassification, recapitalization, split, combination, exchange or any similar event, then the applicable Common Share Price (as defined in the Business Combination Agreement) threshold (i.e., $400) will, for all purposes of the Business Combination Agreement (and an agreement with the Founder Holders (the “Founder Holder Agreement”)), in each case be equitably adjusted to reflect such change; and

The remaining Founder Holder Earnout Shares (19,825 Founder Holder Earnout Shares) shall immediately become fully vested and no longer subject to forfeiture upon the occurrence of Triggering Event II, which is defined as the first date on which the Common Share Price is equal to or greater than $480.00 after the Closing Date, but within the Earnout Period; provided that

(iii) in the event of a change of control pursuant to which Dave Stockholders receive, or have the right to receive, cash, securities or other property attributing a value of at least $480.00 to each share of Class A Common Stock (as agreed in good faith by Sponsor and the Board), then Triggering Event II shall be deemed to have occurred and;

(iv) in the event that, and as often as, the number of outstanding shares of Class A Common Stock is changed by reason of any dividend, subdivision, reclassification, recapitalization, split, combination, exchange or any similar event, then the applicable Common Share Price threshold (i.e., $480.00) will, for all purposes of the Business Combination Agreement (and the Founder Holder Agreement), in each case be equitably adjusted to reflect such change.

The Founder Holder Earnout Shares were recognized at fair value upon the closing of the Business Combination and classified as a liability. The issuance of the Founder Holder Earnout Shares were recorded as a liability with the offsetting amount within APIC because the Business Combination is accounted for as a reverse recapitalization. The Founder Holder Earnout Shares will be remeasured to fair value at each reporting period end with changes in fair value going through the statements of operations.

Pursuant to the terms of the Business Combination Agreement, all of the issued and outstanding Series A, Series B-1 and Series B-2 redeemable convertible preferred stock and series A redeemable convertible preferred stock converted into 6,395,542 shares of Legacy Dave common stock immediately prior to the Business Combination. Then, as of the closing of the Business Combination, all outstanding shares of Legacy Dave common stock converted into 10,707,440 shares of Class A Common Stock and Class V Common Stock. Additionally, each of Legacy Dave options and warrants that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into options and warrants for Dave Class A and Class V Common Stock equal to the number of the Company’s common stock, subject to such options or warrants, multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio, with the aggregate amount of shares of Class A Common Stock and Class V Common Stock issuable upon exercise of such options and warrants to be 1,002,383.

Concurrently with the execution of the Business Combination Agreement, VPCC entered into Subscription Agreements (the “Subscription Agreement”) with certain investors (the “Subscription Investors”) pursuant to which the Subscription Investors agreed to purchase, and the Company agreed to sell to the Subscription Investors, an aggregate of 656,247 shares of the Class A Common Stock for a purchase price of $320 per share, or an aggregate of $210 million in gross cash proceeds (the “PIPE Financing”). On August 17, 2021 Alameda Research, a Subscription Investor agreed to pre-fund its obligation under the original Subscription Agreement to subscribe for 46,875 shares of Class A Common Stock for $15.0 million of the aggregate PIPE Financing subscription amount. On August 17, 2021, Legacy Dave issued a promissory note with a principal amount of $15.0 million to Alameda Research and amended the Subscription Agreement to satisfy Alameda Research’s obligation to pay the $15.0 million purchase price under the Alameda Subscription Agreement by way of a full discharge of Legacy Dave’s obligations to pay the principal under the promissory note. Upon the closing of the Business Combination, the promissory note was automatically discharged upon the Company’s issuance of 46,875 shares of Class A Common Stock to Alameda Research. The closing of the private placement occurred immediately prior to the closing date.

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were as follows:

	Class A	Class V
Common stock outstanding on December 31, 2021	2,888,634	1,514,082
Common stock activity between December 31, 2021 and January 5, 2022
Exercise of derivative asset and paydown of stockholder loans	(187,945)	-
Issuance of Class A common stock for stock option exercises	82,203	-
Repurchase of Class A common stock	(6,203)	-
Common stock outstanding prior to the Business Combination	2,776,689	1,514,082
Conversion of preferred stock to Class A common stock	6,395,542	-
Common stock attributable to VPCC	92,463	-
Adjustment related to Reverse Recapitalization*	6,488,005	-
Founder Holder shares	118,953	-
Conversion of 2019 convertible notes and accrued interest to Class A common stock	7,040	-
Exercise of Series B-1 preferred stock warrants, net of settlement	14,087	-
Issuance of Class A common stock pursuant to the PIPE financing	656,247	-
Total shares of common stock as of closing of Business Combination and related transactions	10,061,021	1,514,082

The corresponding adjustment to APIC related to the reverse recapitalization was comprised of (i) $175.3 million which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the shares issued over the value of the net monetary assets of VPCC, net of transaction costs and (ii) $72.2 million which represents the conversion of the convertible preferred stock into Dave Class A Common Stock.

There were 1,002,383 Dave options outstanding immediately after the Business Combination.

Following the Business Combination, Dave warrants to purchase 357,635 shares of Class A Common Stock, consisted of (i) 198,254 public warrants listed on the Nasdaq and (ii) 159,381 private warrants, each with an exercise price of $368 per share, remained outstanding.

Note 4 Marketable Securities

Below is a detail of marketable securities (in thousands):

	December 31, 2022	December 31, 2021
Marketable securities	$285	$8,226
Total	$285	$8,226

At December 31, 2022 and 2021, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund with a ticket symbol SSPXX. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At December 31, 2022 and 2021, the investment portfolio had a weighted-average maturity of 48 days and 46 days, respectively. The gain recognized in connection with the investment in marketable securities for the year ended December 31, 2022, was approximately $0.4 million and recorded as a component of interest income in the consolidated statements of operations. The loss recognized in connection with the investment in marketable securities for the year ended December 31, 2021, was $0.001 million and was recorded as a component of interest expense in the consolidated statements of operations.

Note 5 Short-Term Investments

Below is a summary of short-term investments, which are measured at fair value as of December 31, 2022 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$151,245	$-	$(1,669)	$149,576
Asset-backed securities	16,269	-	(15)	16,254
Government securities	2,950	9	-	2,959
Total	$170,464	$9	$(1,684)	$168,789

At December 31, 2022, the Company’s short-term investments consisted of investments in corporate bonds and notes, asset backed securities, and government securities with varying maturity dates between 2023 through 2027.

At December 31, 2021, the Company had no short-term investments.

Note 6 Member Cash Advances, Net

Below is a detail of Member cash advances, net as of December 31, 2022 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Unrecoverable Advances	Member Advances, Net
1-10	$91,121	$(2,224)	$88,897
11-30	10,683	(2,582)	8,101
31-60	9,022	(5,529)	3,493
61-90	8,865	(6,702)	2,163
91-120	8,993	(7,464)	1,529
Total	$128,684	$(24,501)	$104,183

Below is a detail of Member cash advances, net as of December 31, 2021 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Unrecoverable Advances	Member Advances, Net
1-10	$39,910	$(1,313)	$38,597
11-30	8,111	(2,084)	6,027
31-60	4,781	(2,652)	2,129
61-90	3,986	(2,735)	1,251
91-120	4,220	(3,211)	1,009
Total	$61,008	$(11,995)	$49,013

Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for unrecoverable advances.

The roll-forward of the allowance for unrecoverable advances is as follows (in thousands):

Opening allowance balance at January 1, 2022	$11,995
Plus: provision for unrecoverable advances	66,266
Less: amounts written-off	(53,760)
Ending allowance balance at December 31, 2022	$24,501

Opening allowance balance at January 1, 2021	$12,580
Plus: provision for unrecoverable advances	32,174
Less: amounts written-off	(32,759)
Ending allowance balance at December, 2021	$11,995

Note 7 Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment	$1,027	$664
Leasehold improvements	707	384
Furniture and fixtures	18	14
Total property and equipment	1,752	1,062
Less: accumulated depreciation	(726)	(377)
Property and equipment, net	$1,026	$685

Depreciation expense for the years ended December 31, 2022 and 2021, was approximately $0.4 million and $0.2 million, respectively.

Note 8 Intangible Assets, Net

The Company’s Intangible assets, net consisted of the following (in thousands):

		December 31, 2022			December 31, 2021
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$21,694	$(11,605)	$10,089	$13,109	$(5,342)	$7,767
Domain name	15.0 Years	121	(47)	74	121	(39)	82
Intangible assets, net		$21,815	$(11,652)	$10,163	$13,230	$(5,381)	$7,849

The future estimated amortization expenses as of December 31, 2022, were as follows (in thousands):

2023	$4,637
2024	3,665
2025	1,811
2026	8
2027	8
Thereafter	34
Total future amortization	$10,163

Amortization expense for the years ended December 31, 2022 and 2021, was $6.3 million and $2.8 million, respectively. No impairment charges were recognized related to long-lived assets for the years ended December 31, 2022 and 2021.

Amortization expense related to change in useful life of a certain definite-lived intangible asset for the year ended December 31, 2022 was $2.7 million, respectively. Amortization expense related to change in useful life of a certain definite-lived intangible asset for the year ended December 31, 2021 was $0 million.

Note 9 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Accrued charitable contributions	$3,067	$7,164
Accrued compensation	1,534	1,522
Sales tax payable	1,357	1,208
Accrued professional and program fees	4,008	2,163
Other	999	988
Total	$10,965	$13,045

Accrued charitable contributions includes amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to third parties who use the funds to provide meals to those in need. For the years ended December 31, 2022 and 2021, the Company pledged $3.2 million and $4.7 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other general and administrative expenses in the consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Deferred transaction costs	$3,150	$-
Others	1,161	1,153
Total	$4,311	$1,153

Other current liabilities includes deferred transaction costs associated with the Business Combination. These transaction costs were also capitalized and included within APIC in the consolidated balance sheets.

Note 10 Convertible Note Payable

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

During the term of the Note, the Note will be convertible into shares of the Company’s Class A Common Stock, at the option of the Purchaser, upon delivery on one or more occasions of a written notice to the Company electing to convert the Note or all of any portion of the outstanding principal amount of the Note. The initial conversion price of the Note is $320.00 per share of Common Stock (the “Conversion Price”). The Conversion Price of

the Note is subject to adjustment for stock splits, dividends or distributions, recapitalizations, spinoffs or similar transactions. The Note and the shares of Common Stock issuable upon conversion of the Note have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.

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

At any time prior to the Maturity Date, the Company may, in its sole discretion and upon delivery of a written notice to the Purchaser electing to prepay the Note, prepay the Note without penalty by paying the Purchaser 100% of the Redemption Price. Once the Redemption Price has been delivered to the Purchaser, the Note will be canceled and retired.

The effective interest rate as of December 31, 2022 was 3.01%. As of December 31, 2022, the outstanding balance of the Note, including paid in-kind interest, was $102.4 million.

Note 11 Note Payable

In August 2021, VPCC entered into an amendment to the private investment in public equity (“PIPE”) subscription agreement (“PIPE Amendment”) it previously entered into with Alameda Research Ventures LLC (“Alameda Research”) in connection with the proposed business combination with the Company (refer to Note 1 Business and Basis of Presentation). The PIPE Amendment calls for a $15.0 million pre-funding, which was facilitated through the issuance of an unsecured promissory note by the Company to Alameda Research. The Company’s obligations to repay the principal amount of the promissory note will be discharged through the issuance of 1.5 million shares of VPCC to Alameda Research at the closing of the business combination. The promissory note bears an interest rate of the applicable short-term federal rate and is due at the earlier of (i) the one-year anniversary of the promissory note, or (ii) an event of default.

The Company has elected to measure the note payable debt instrument at fair value using the fair value option of ASC 825-10. The Company determined that the feature to settle the promissory note with shares at the closing of the business combination is a contingently exercisable share settled put option that represents an embedded derivative instrument that requires bifurcation from the host promissory note. Additionally, the feature to redeem the promissory note upon a default event is a contingently exercisable call option and represents an embedded derivative instrument that requires bifurcation from the host promissory note. However, in accordance with ASC 815-15-25-1 criterion (b), since the Company has elected to apply the fair value option to the debt, the embedded features will not be separated from the debt host. Upon the closing of the Business Combination, the promissory note was automatically discharged upon the Company’s issuance of 46,875 shares of Class A Common Stock to Alameda Research. The closing of the note payable occurred immediately prior to the closing date of the Business Combination. The fair value of the Promissory Note was $15.0 million as of December 31, 2021. Refer to Note 2, The Reverse Recapitalization and Related Transactions for further details on the closing of the note payable.

Note 12 Warrant Liabilities

As of December 31, 2022, there were 198,254 public warrants (“Public Warrants”) outstanding and 159,381 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

The Public Warrants and the Private Warrants have an exercise price of $368.00 per share, subject to adjustments and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

Redemption of Public Warrants when the price per share of Class A Common Stock equals or exceeds $576.00:

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

• in whole and not in part;

• at a price of $0.32 per warrant;

• upon a minimum of 30 days prior written notice of redemption; and if, and only if, the closing price of Class A Common Stock equals or exceeds $576.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Public Warrants as described above unless an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period.

Redemption of Public Warrants for when the price per share of Class A Common Stock equals or exceeds $320.00:

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

• in whole and not in part;

• at $3.20 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of the Class A Common Stock; and

• if, and only if, the closing price of Class A Common Stock equals or exceeds $320.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders.

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

Contemporaneously with the execution of the Debt Facility, the Company issued warrants to the Lenders as consideration for entering into the Debt Facility, representing a loan commitment fee. The warrants vest and become exercisable based on the Company’s aggregated draw on the Debt Facility in incremental $10.0 million tranches and terminate upon the earliest to occur of (i) the fifth anniversary of the occurrence of a qualified financing event and (ii) the consummation of a liquidity event. The holders of the warrants have the ability to exercise their right to acquire a number of common shares equal to 0.2% of the fully diluted equity of the Company as of the closing date (“Equity Closing Date”) of the Company’s next equity financing with proceeds of at least $40.0 million (“Qualified Financing Event”) or immediately prior to the consummation of a liquidity event. The exercise price of the warrants is the greater of (i) 80% of the fair market value of each share of Common Stock at the Equity Closing Date and (ii) $120.0656 per share, subject to certain down-round adjustments. The warrants meet the definition of a derivative under ASC 815 and will be accounted for as a liability at fair value and subsequently remeasured to fair value at the end of each reporting period with the changes in fair value recorded in the consolidated statement of operations. The initial offsetting entry to the warrant liability was an asset recorded to reflect the loan commitment fee. The loan commitment fee asset will be amortized to interest expense over the commitment period of four years. The Company estimated the fair value of the warrants at the issuance date to be $0.1 million using the Black-Scholes option-pricing model. Determining the fair value of these warrants under this model requires subjective assumptions. These estimates involve inherent uncertainties and the application of management’s judgment.

Immediately prior to the close of the Business Combination, all, or 1,664,394 of the vested warrants were exercised and net settled for 14,087 shares of Legacy Dave’s Class A Common Stock after applying the Exchange Ratio.

Note 13 Debt and Credit Facility

In January 2021, Dave OD Funding I, LLC (“Borrower”) entered into a delayed draw senior secured loan facility (the “Debt Facility”) with Victory Park Management, LLC (“Agent”), allowing the Borrower to draw up to $100 million from various lenders associated with Victory Park Management, LLC (the “Lenders”). The Debt Facility has an interest rate of 6.95% annually plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. Interest is payable monthly in arrears. The Debt Facility has certain financial covenants, including a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance of $8.0 million as of December 31, 2022, the Company was in compliance with all covenants. Payments of the loan draws are due at the following dates: (i) within five business days after the date of receipt by the Borrower and the Company (each, a “Credit Party”) or any of their subsidiaries of any net cash proceeds in excess of $250 thousand in the aggregate during any fiscal year from any asset sales (other than certain permitted dispositions), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (ii) within five business days after the date of receipt by any Credit Party or any of their subsidiaries, or the Agent as loss payee, of any net cash proceeds from any destruction or taking, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (iii) within three business days after the date of receipt by any Credit Party or any of their subsidiaries of any net cash proceeds from the incurrence of any indebtedness of any Credit Party or any of their subsidiaries (other than with respect to permitted indebtedness), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; and (iv) (a) if extraordinary receipts are received by any Credit Party in the aggregate amount in any fiscal year in excess of $250 thousand or (b) if an event of default has occurred and is continuing at any time when any extraordinary receipts are received by any Credit Party, then within five business days of the receipt by any Credit Party of any such extraordinary receipts, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to (x) 100% of such extraordinary receipts in excess of $250 thousand in respect of clause (a) above and (y) 100% of such extraordinary receipts in respect of clause (b) above. As of December 31, 2022 and December 31, 2021, respectively, the Company had drawn $75.0 million and $35.0 million on the Debt Facility and had made no repayments. The debt facility matures in January 2025.

In November 2021, Dave OD entered into an amendment of the Debt Facility which added a $20 million credit line (as amended, the “Credit Facility”) which has an interest rate of 8.95% annually plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. As of December 31, 2022 and 2021, the Company had $0 million and $20 million outstanding on the Credit Facility, respectively. The Company paid off the $20 million credit line on November 11, 2022 when the debt matured.

Note 14 Commitments and Contingencies

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

Martinsek v. Dave Inc. (filed January 9, 2020 in the California Superior Court for the County of Los Angeles)

In January 2020, a former employee of the Company filed a complaint in the California Superior Court for the County of Los Angeles against the Company and the Company’s Chief Executive Officer, asserting claims for, among other things, breach of contract, breach of fiduciary duty, conversion, and breach of the implied covenant of good faith and fair dealing. The Company settled this matter in January 2023 for approximately $6.0 million and is included in the Legal settlement accrual within the consolidated balance sheet for the period ended December 31, 2022.

Stoffers v. Dave Inc. (filed September 16, 2020 in LA County Superior Court)

This is a purported class action lawsuit filed in connection with a July 2020 data breach. The Company is in the process of settling this matter and the estimated settlement amount of approximately $3.2 million is included in the Legal settlement accrual within the consolidated balance sheets for the period ended December 31, 2022 and December 31, 2021.

Note 15 Leases

In November 2018, the Company entered into a sublease agreement with PCJW Properties LLC (“PCJW”), controlled by Company’s founders (including the Company’s current CEO), for general office space next to the aforementioned leased property in Los Angeles, California. The lease term is five years subject to early termination by either party. Under the terms of the sublease, monthly rent is $0.005 million, subject to an annual escalation of 4%.

In January 2019, the Company entered into a lease agreement with PCJW for office space located in Los Angeles, California. The lease term is seven years, beginning January 1, 2019 and ending December 31, 2025. Monthly rent is $0.024 million, subject to an annual escalation of 5%.

In May 2020, the Company entered into a sublease with Whalerock for general office space in West Hollywood, California. Under the terms of the sublease, the lease term is approximately 12 months and the monthly rent is $0.14 million. The Company began utilizing the office space in June 2021. The lease was abandoned in August of 2022.

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	Year Ended December 31
	2022	2021
Operating lease cost	$2,140	$1,424
Short-term lease cost	39	4
Variable lease cost	-	-
Total lease cost	$2,179	$1,428

	Year Ended December 31
	2022	2021
Other information:
Cash paid for operating leases	$1,554	$1,347
Right-of-use assets obtained in exchange for new operating lease liability	$-	$2,514
Weighted-average remaining lease term - operating lease	2.85	2.07
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of December 31, 2022, were as follows (in thousands):

Year	Third-Party Commitment	Related-Party Commitment	Total
2023	-	$339	$339
2024	-	295	295
2025	-	310	310
Thereafter	-	-	-
Total minimum lease payments	$-	$944	$944
Less: imputed interest	-	(121)	(121)
Total lease liabilities	$-	$823	$823

Note 16 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$285	$—	$—	$285
Short-term investments	—	168,789	—	168,789
Total assets	$285	$168,789	$—	$169,074
Liabilities
Warrant liabilities - public warrants	$209	$—	$—	$209
Warrant liabilities - private warrants	-	—	254	254
Earnout liabilities	-	—	53	53
Total liabilities	$209	$—	$307	$516

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$8,226	$—	$—	$8,226
Derivative asset on loans to stockholders	—	—	35,253	35,253
Total assets	$8,226	$—	$35,253	$43,479
Liabilities
Warrant liabilities	$-	$—	$3,726	$3,726
Note payable	-	—	15,051	15,051
Total liabilities	$—	$—	$18,777	$18,777

The Company had no assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.

The Company also has financial instruments not measured at fair value. The Company has evaluated cash (Level 1), restricted cash (Level 1), Member advances (Level 2), accounts payable (Level 2) and accrued expenses (Level 2), and believes the carrying value approximates the fair value due to the short-term nature of these balances. The fair value of the debt facility (Level 2) and convertible note payable (level 2) approximates their carrying values.

Marketable Securities:

The Company evaluated the quoted market prices in active imarkets for its marketable securities and has classified its securities as Level 1. The Company’s investments in marketable securities are exposed to price fluctuations. The fair value measurements for the securities are based upon the quoted prices of similar items in active markets multiplied by the number of securities owned.

Short-Term Investments:

The following describes the valuation techniques used by the Company to measure the fair value of short-term investments held as of December 31, 2022. No short term investments existed as of December 31, 2021.

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

Derivative Asset Related to Loans to Stockholders:

In relation to certain loans to stockholders, the Company purchased call options which grant the Company the right to acquire a fixed number of the Company’s Common Stock, held by such stockholders over the exercise period (four years). However, the exercise price per share is not fixed. The $104.731 exercise price per share increases by a nominal amount of $1.727 for each month that lapses from the call option issuance date. As of the date of the Business Combination, the exercise price per share was $109.565. The Company understands that this variability in the exercise price of the call option is tied to the passage of time, which is not an input to the fair value of the Company’s shares per ASC 815, Derivatives and Hedging (“ASC 815”). Therefore, the Company does not believe the call option meets the scope exception under ASC 815. As the scope exception is not met, the call option is accounted for as a derivative instrument. Accordingly, the call option was measured at fair value and presented as a derivative asset on loans to stockholders on the Company’s consolidated balance sheets. Interest earned on the non-recourse promissory notes was reported as interest income and changes in the fair value of the call option were reported as other income or expense in the period incurred. The call option was measured at fair value at the end of each reporting period with change in fair value recorded in earnings. The fair value of the call option as of December 31, 2022 and December 31, 2021, was $0 and $35.3 million, respectively. Upon consummation of the Business Combination in January 2022, all of the call options related to the Loans to Stockholders were exercised, settling the derivative asset on Loans to Stockholders of $29.7 million and the contra-equity Loans to Stockholders of $15.2 million with APIC being the offsetting entry.

A roll-forward of the Level 3 derivative asset on loans to stockholders is as follows (in thousands):

Opening value at January 1, 2021	$457
Amendment to loan to stockholder	5
Change in fair value during the year	34,791
Ending value at December 31, 2021	35,253
Change in fair value during the year	(5,572)
Exercise of call option	(29,681)
Ending value at December 31, 2022	$-

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

Warrant Liability Related to Debt Facility:

As discussed further in Note 13, Debt and Credit Facility, in January 2021, the Company issued warrants contemporaneously with a debt facility that met the definition of a derivative under ASC 815. This warrant liability was initially recorded as a liability measured at the estimated fair value, with the offsetting entry recorded as a loan commitment fees asset. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. Upon consummation of the Business Combination in January 2022, these warrants were exercised and settled. The loss related to the change in fair value of the warrant liability in the year ended December 31, 2022, was $0.4 million, which is presented within changes in fair value of warrant liability in the consolidated statements of operations.

A roll-forward of the Level 3 warrant liability is as follows (in thousands):

Opening value at January 1, 2021	$-
Initial fair value at the original issuance date	106
Change in fair value during the year	3,620
Ending value at December 31, 2021	3,726
Change in fair value during the year	(361)
Exercise of warrant	(3,365)
Ending value at December 31, 2022	$-

The Company used a PWERM to weight the indicated warrant liability value determined under the binomial option pricing model to determine the fair value of the warrant liability. The following table presents the assumptions used to value the warrant liability for the year ended December 31, 2021:

Expected volatility	57.0%
Risk-free interest rate	0.1 - 0.6%
Remaining term	0.0 - 1.5 Years

Note Payable:

As discussed in Note 11, Note Payable, the Company has elected to measure the note payable at fair value using the fair value option of ASC 825-10. The Company identified an embedded derivative related to a convertible feature in its promissory note and in accordance with ASC 815-15-25-1 criterion (b), since the Company has elected to apply the fair value option to the debt embedded features will not be separated from the debt host. The note payable is carried on the Company’s consolidated balance sheet as a current liability estimated at fair value with changes in fair value reflected in earnings. Upon consummation of the Business Combination in January 2022, this note payable was paid down and settled. The loss related to the change in fair value of the promissory note for the year ended December 31, 2022 was $0.01 million, which is presented within interest expense in the consolidated statements of operations.

Opening value at January 1, 2021	$-
Fair value at issuance	14,608
Change in fair value during the year	443
Ending value at December 31, 2021	15,051
Change in fair value during the year	(51)
Discharge of obligation through the issuance of Common Stock	(15,000)
Ending value at December 31, 2022	$-

Public Warrants:

As discussed further in Note 12, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the public warrant liability for year ended December 31, 2022, was $7.4 million, which is presented within changes in fair value of public warrant liability in the consolidated statements of operations.

Private Warrants:

As discussed further in Note 12, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the private warrant liability for year ended December 31, 2022 was $6.4 million, respectively, which is presented within changes in fair value of private warrant liability in the consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2022	$-
Initial fair value at the merger date	6,681
Change in fair value during the year	(6,428)
Ending value at December 31, 2022	$253

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the year ended December 31, 2022:

Exercise price	$368.00
Expected volatility	106.8%
Risk-free interest rate	4.1%
Remaining term	4.01 years
Dividend yield	0%

Earnout Shares Liability:

As discussed further in Note 3, The Reverse Recapitalization and Related Transactions, as part of the recapitalization, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The (loss) gain related to the change in fair value of the Founder Holder Earnout Shares liabilities for year ended December 31, 2022, was $9.6 million, which is presented within changes in fair value of earnout liabilities in the consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (dollars in thousands):

Opening value at January 1, 2022	$-
Initial fair value at the merger date	9,682
Change in fair value during the year	(9,629)
Ending value at December 31, 2022	$53

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the year ended December 31, 2022:

Exercise price	$400.00
Expected volatility	83.9%
Risk-free interest rate	4.1%
Remaining term	4.0100
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.

Fair Value of Common Stock:

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

The Company considered various objective and subjective factors to determine the fair value of the Company’s common stock as of each grant date, including:

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
•
Illiquidity of stock-based awards involving securities in a private company; and
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

During 2019 and 2020, the Company's estimated fair value of our common stock remained relatively consistent before a potential public listing through a business combination with a special purpose acquisition company was first considered in 2021 (“SPAC Transaction”).

The fair value of the Company's common stock was estimated to be $29.92 per share as of August 5, 2019 (“August 2019 Valuation”) and $31.39 per share as of August 30, 2020 (“August 2020 Valuation”). In 2021, the Company's management team first contemplated a SPAC Transaction, which was incorporated in the June 7, 2021 valuation that resulted in a fair value for its common stock of $277.44 per share (“June 2021 Valuation”). The SPAC Transaction was considered in the subsequent valuation performed as of October 6, 2021 that resulted in a fair value for Dave’s common stock of $345.60 per share (“October 2021 Valuation”).

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

The increase in the fair value of the Company’s Common Stock between the August 2019 and August 2020 Valuations, and the June 2021 Valuation and the October 2021 Valuation was predominantly due to the Company’s progress towards completing the Business Combination that was not known or knowable at the earlier valuation dates. As previously discussed, the August 2019 Valuation utilized the Series B financing to determine the value of common stock in a single OPM. The August 2020 Valuation relied upon the GPCM with valuation multiples selected considering the implied multiples at the time of the Series B Financing, with appropriate adjustments to the multiples to account for changes in the Company’s financial and operational performance as well as to reflect changes in the guideline public companies’ multiples and comparative performance, from the close of the Series B financing to the August 2020 valuation date. In early 2021, the Company first contemplated a SPAC Transaction and began taking the necessary steps to prepare for a business combination with VPCC. The necessary steps undertaken to prepare for the Business Combination included meeting with VPCC and investment bankers, discussing timing expectations, and negotiating the preliminary letter of intent with VPCC. As ongoing negotiations related to the Business Combination reflected an increased likelihood of a near-term exit transaction and/or liquidity event, the valuation of Dave’s equity as of the June 2021 Valuation took into consideration the indicated equity value implied by the negotiations as well as the uncertainty inherent in the future key milestones including execution of the Business Combination Agreement and VPCC’s shareholder vote. Similarly, the increase in the common stock value to $345.60 per share in the October 2021 Valuation resulted primarily from an increase in the probability of the near-term SPAC Transaction closing and an increase in the value of common stock in that scenario due to the passage of time and an increase in the SPAC’s publicly traded price as compared to the SPAC Transaction’s negotiated pre-money valuation. As a result, the increase in Dave’s Common Stock fair value between the valuation dates resulted directly from both the increase in the pre-money valuation and acceleration of the timing of an exit, from the Series B Financing to the Business Combination.

Note 17 Preferred Stock and Stockholders’ Equity

As of December 31, 2022, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

Pursuant to the terms of the Company’s amended and restated certificate of incorporation, shares of preferred stock may be issued from time to time in one or more series. The Company’s Board of Directors are authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s Board of Directors are able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the Company’s Board of Directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control or the removal of existing management.

Class A and Class V Common Stock:

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of December 31, 2022, the Company had 10,334,220 and 1,514,082 of Class A Common Stock and Class V Common Stock issued, respectively. As of December 31, 2022, the Company had 10,284,657 and 1,514,082 of Class A Common Stock and Class V Common Stock outstanding, respectively.

Note 18 Stock-Based Compensation

In 2017, the Company’s Board of Directors adopted the Dave Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan authorized the award of stock options, restricted stock, and restricted stock units. On January 4, 2022, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was previously approved, subject to stockholder approval, by the Company’s Board of Directors on January 4, 2022. Upon the consummation of the Business Combination with VPCC, the 2017 Plan was terminated and replaced by the 2021 Plan. The maximum term of stock options granted under the 2021 Plan is 10 years and the awards generally vest over a four-year period.

On January 4, 2022, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was previously approved, subject to stockholder approval, by the Company’s Board of Directors on January 4, 2022. The 2021 Plan became effective immediately upon the completion of the business combination with VPCC.

The Company recognized $40.6 million and $7.4 million of stock-based compensation expense arising from stock option and restricted stock unit grants which is recorded as a component of compensation and benefits in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

Stock Options:

Management has valued stock options at their date of grant utilizing the Black-Scholes option pricing model. The fair value of the underlying shares was estimated by using a number of inputs, including recent arm’s length transactions involving the sale of the Company’s common stock.

The following table presents the weighted-average assumptions used to value options granted during the year ended December 31, 2021:

Expected term	6.0 years
Risk-free interest rate	0.9%
Expected dividend yield	0.0%
Expected volatility	60.7%

The Company had no stock options granted for the year ended December 31, 2022.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2021	974,430	$17.49	8.7	$5,548
Granted	563,639	$23.17
Exercised	(162,285)	$11.01
Forfeited	(277,727)	$21.49
Expired	(13,471)	$20.30
Options outstanding, December 31, 2021	1,084,586	$20.35	8.5	$288,784
Granted	-	$-
Exercised	(115,113)	$14.10
Forfeited	(44,517)	$21.76
Expired	(20,736)	$22.28
Options outstanding, December 31, 2022	904,220	$21.04	7.3	$655
Nonvested options, December 31, 2022	546,351	$23.11	7.9	$1
Vested and exercisable, December 31, 2022	357,869	$17.87	6.4	$654

The weighted-average grant-date fair-value of options granted during the years ended December 31, 2022 and 2021 was $0 and $39.10 per share, respectively. At December 31, 2022, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $12.5 million, which is expected to be recognized over a weighted-average remaining period of 3.6 years.

During the year ended December 31, 2021, in accordance with the terms of a former executive’s severance agreement, the Company modified share-based payment awards by accelerating the vesting. As a result of the modification, the Company recorded stock-based compensation of $2.1 million during the year ended December 31, 2021, which is included in the $7.4 million stock-based compensation expense.

The Company allowed certain stock option holders to exercise unvested options to purchase shares of Common Stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of December 31, 2022 and 2021, 5,555 and 16,665 shares of Common Stock were subject to repurchase at weighted-average prices of $22.09 and $22.09 per share, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the consolidated balance sheets as such shares are considered legally outstanding.

On March 3, 2021, the Company granted the Chief Executive Officer stock options to purchase up to 358,001 shares of Common Stock in nine tranches. Each of the nine tranches contain service, market and performance conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date; however, no compensation charges are recognized until the service and performance condition are probable, which is upon the completion of a liquidity event, the achievement of specified price targets for each tranche of shares, and continuous employment. Upon the completion of the business combination with VPCC, the performance condition was met and the Company recorded a cumulative stock-based compensation expense of $1.9 million. The options have a strike price of $23.18 per share. The Company determined the fair value of the options on the grant date to be $10.5 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free interest rate, and volatility. The derived service periods determined by the valuation for each of the nine tranches range from approximately 3 years to approximately 7 years. Each tranche will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges related to that particular tranche will be expensed in the period in which the vesting conditions were met.

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2022	-	$-
Granted	754,196	$146.14
Vested	(149,277)	$196.60
Forfeited	(96,413)	$193.91
Nonvested shares at December 31, 2022	508,506	$122.27

The Company had no RSU activity during the year ended December 31, 2021.

At December 31, 2022, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was $58.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Issued to Employees:

The Company did not issue shares of restricted stock to employees during either of the years ended December 31, 2022 and 2021. There was no unrecognized compensation cost related to employee unvested restricted stock as of December 31, 2022.

Activity with respect to Restricted Stock Issued to Employees is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2021	74,218	$29.76
Granted	-	$-
Vested	(74,218)	$29.76
Forfeited	-	$-
Nonvested shares at December 31, 2021	-	$-

Restricted Stock Issued to Non-Employees:

The Company recognized $0 and $0.1 million of stock-based compensation expense related to restricted stock grants to non-employees for years ended December 31, 2022 and 2021, respectively. Stock based compensation expense is presented within compensation and benefits in the consolidated statements of operations.
There was no unrecognized compensation cost related to non-employee unvested restricted stock for the year ended December 31, 2022.

Activity with respect to Restricted Stock Issued to Non-Employee is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2021	162	$29.76
Granted	-	$-
Vested	(162)	$29.76
Forfeited	-	$-
Nonvested shares at December 31, 2021	-	$-

Note 19 Related-Party Transactions

Leasing Arrangements:

For the years ended December 31, 2022 and 2021, the Company paid $0.3 million under lease agreements with PCJW for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of December 31, 2022, under Company’s sub-lease for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2023	$339
2024	295
2025	310
Thereafter	-
Total minimum lease payments	$944
Less: imputed interest	(121)
Total lease liabilities	$823

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the consolidated balance sheets.

Related-Party Exercise Receivable Promissory Notes:

During 2018, the Company received non-recourse promissory notes from certain employees, which allowed for the early exercise of stock options, with the exercise price to be paid back to the Company at a later date. The notes for $0.1 thousand were secured by a pledge of 60,694 shares. During 2020, the Company received a non-recourse promissory note from a certain executive, which allowed for the early exercise of stock options, with the exercise price to be paid back to the Company at a later date. The note for $1.0 million was secured by a pledge of 32,812 shares. The promissory notes have a term of five years and carry stated interest rates between 1.5% and 2.0%, which are compounded annually. Prior to the consummation of the Business Combination in January 2022, the promissory notes were repaid. The amounts due as of December 31, 2022 and 2021, were $0 and $1.1 million, respectively.

On January 3, 2022, Legacy Dave entered into an agreement with a certain executive to transfer and sell shares of Legacy Dave common stock to Legacy Dave. A total of 4,580 shares of Legacy Dave’s common stock were repurchased for an aggregate purchase amount of $1.6 million, which resulted in an extinguishment of the related-party exercise receivable promissory notes.

Loans to Stockholders:

In 2019, the Company entered into loan, pledge, and option agreements (“Loans to Stockholders”) with various employees, who are also stockholders, to provide those employees cash in exchange for non-recourse promissory notes and call options, which allow the Company to acquire shares held by these stockholders. The entire unpaid principal balance of these Loans to Stockholders, together with all accrued but unpaid interest, is due and payable upon the earlier (i) of August 12, 2026; (ii) a liquidity event; or (iii) upon the exercise of the call option by the Company. These Loans to Stockholders carry stated interest rates of 1.87%, which are compounded annually. Please refer to Note 2, Significant Account Policies, for further details on the fair value of the derivative asset related to the Loans to Stockholders. Upon consummation of the Business Combination in January 2022, all of the call options related to the Loans to Stockholders were exercised and the related loans were settled. The Loans to Stockholders, inclusive of interest, were $0 and $15.2 million as of December 31, 2022 and 2021, respectively.

VPCC Financing Agreement

A Senior Partner at Victory Park Capital Advisors, LLC joined the board of directors of the Company upon closing of the Business Combination. For more information about the VPC Financing Agreement, refer to Note 13, Debt and Credit Facility.

Note 20 Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2022 and 2021, were as follows (dollars in thousands):

	2022	2021
Current:
Federal	$(6)	$41
State	(61)	115
Total current	(67)	156
Deferred:
Federal	-	(59)
State	-	-
Total deferred	-	(59)
Provision for income taxes	$(67)	$97

A reconciliation between the Company’s federal statutory tax rate and its effective tax rate for the years ended December 31, 2022 and 2021, is as follows:

	2022	2021
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	1.3%	22.2%
Derivative asset	-0.9%	36.7%
Warrant liability	2.3%	-3.8%
Earnout liability	1.6%	0.0%
Stock-based compensation	-4.7%	-2.7%
Other	-0.7%	-0.5%
Research and development tax credit - federal	1.7%	5.9%
Change in valuation allowance	-21.5%	-79.3%
Effective tax rate	0.1%	-0.5%

The major components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021, consists of the following (dollars in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$22,858	$14,232
Allowance for Member advances	5,911	3,488
Research and development tax credit	5,410	2,117
Accrued expenses	2,726	1,249
Accrued compensation	282	356
Lease liability	198	840
Stock-based compensation	1,535	355
Excess interest expense carryforward	1,806	497
Section 174 R&E expenditures	7,411	-
Other	663	146
Total deferred tax assets	48,800	23,280
Deferred tax liabilities:		-
Property and equipment	(101)	(2,354)
Right of use asset	(177)	(785)
Other	(491)	(235)
Total deferred tax liabilities	(769)	(3,374)
Total net deferred tax assets before valuation allowance	48,031	19,906
Less: valuation allowance	(48,031)	(19,906)
Total net deferred taxes	$-	$-

As of December 31, 2022, the Company had $94.8 million of federal and $56.7 million of combined state net operating loss (“NOL”) carryforwards available to offset future taxable income. The federal NOLs do not expire; however, they are subject to a utilization limit of 80% of taxable income in any given year. The State NOLs begin to expire in 2031, except for $13.9 million of state NOLs that do not expire. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company. The Company has not yet completed a comprehensive analysis of its past ownership changes. Depending upon the degree of those past ownership changes, and any future ownership changes, annual limits may impair the Company’s ability to utilize NOLs and could cause federal and state income taxes to be due sooner than if no such limitations applied.

The realization of deferred tax assets is dependent upon future sources of taxable income. Available positive and negative evidence is considered in making this determination. Due to a history of losses and uncertainty as to future taxable income, realization of the deferred tax assets is limited to the anticipated reversal of certain deferred tax liabilities. Management determined that there were insufficient federal and state deferred tax liabilities to offset all of the federal and state deferred tax assets at December 31, 2022 and 2021. Therefore, management believes it is more-likely-than-not that the net federal and state deferred assets will not be fully realized and has recorded valuation allowances in the amounts of $48.0 million and $19.9 million, as of December 31, 2022 and 2021, respectively.

A reconciliation of the Company’s gross unrecognized tax benefits as of December 31, 2022 and 2021 is as follows (dollars in thousands):

	2022	2021
Balance at beginning of year	$456	$111
Increases to prior positions	-	204
Decreases to prior positions	-	(0)
Increases for current year positions	393	141
Balance at end of year	$849	$456

As of December 31, 2022, the Company had $0.9 million of gross unrecognized tax benefits related to state income taxes and federal and state R&D tax credits. The unrecognized tax benefits of $0.1 million as of December 31, 2022, would, if recognized, affect the effective tax rate. Although it is possible that the amount of unrecognized tax benefits with respect to the uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized insignificant amounts of interest expense as a component of income tax expense during the years ended December 31, 2022 and 2021. The income tax related accrued interest amounts were also insignificant as of December 31, 2022 and 2021, respectively.

On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.

The Company is subject to examination by taxing authorities in the jurisdictions in which it files tax returns, including federal, California, and various other state jurisdictions. The federal statute of limitations remains open for the tax periods December 31, 2019 and thereafter. The California statute of limitations remains open for the tax periods December 31, 2018 and thereafter. The statute of limitations for the various other state jurisdictions remains open for the tax periods December 31, 2019, the initial filing period in the other jurisdictions, and thereafter.

Note 21 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $2.1 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

Note 22 Subsequent Events

Subsequent events are events or transactions that occur after the consolidated balance sheet date, but before the consolidated financial statements are available to be issued. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the consolidated balance sheet, including the estimates inherent in the process of preparing the consolidated financial statements. The Company’s consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated balance sheet but arose after the consolidated balance sheet date and before the consolidated financial statements were available to be issued.

On January 4, 2023, the Board approved an amendment to the Company’s certificate of incorporation to complete a 1-for-32 reverse stock split effective January 5, 2023. At a special meeting held on December 16, 2022, stockholders approved the reverse stock split. The primary goal of the reverse stock split was to bring the Company’s stock price above the share bid price requirement for continued listing on Nasdaq. The effects of the reverse stock split have been reflected in the consolidated financial statements and the footnotes.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting in our audited financial statements for the years ended December 31, 2022 and 2021 described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting in our audited financial statements for the years ended December 31, 2022 and 2021, because:

•
We did not design and maintain certain formal accounting policies, procedures, and internal controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including internal controls over the period-end financial reporting process addressing financial statement and footnote presentation and disclosures, account reconciliations, and journal entries. Additionally, the lack of a sufficient number of accounting and finance professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of Dave’s financial reporting objectives, as demonstrated by, amongst other things, insufficient segregation of duties within the finance and accounting functions.
•
We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements, specifically, with respect to: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored.

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

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers and directors, which is included in Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers and Directors”, and our code of ethics, which is set forth below, the information required by this Item 10 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Code of Ethics

The board of directors of Dave has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Corporate Governance section of Dave’s website. In addition, Dave will post on the Corporate Governance section of its website all disclosures that are required by law or Nasdaq listing standards any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information required by this Item 13 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements The financial statements listed in the Index to Financial Statements under Part II, Item 8 of this report.

(2)	Financial Statement Schedules None.

(3)	Exhibits The following exhibits are filed, furnished or incorporated by reference as part of this report.

Exhibit No.	Description
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

3.1.1

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Dave Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2023.

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2022).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.2

Investor Rights Agreement, dated as of January 5, 2022, by and among the Company, the Sponsor, Janet Kloppenburg, Peter Offenhauser and Kurt Summers, and certain holders of Legacy Dave Capital Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.3

Lease by and between PCJW Properties LLC and Legacy Dave, dated as of January 1, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.4

Sublease by and between PCJW Properties LLC and Legacy Dave, dated as pf December 1, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.5†

Amended and Restated 2021 Equity Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022).

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

10.11†	Dave Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2022).

10.12†	Dave Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2022).

16.1

Letter to the Securities and Exchange Commission from WithumSmith+Brown, PC, dated January 11, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Moss Adams LLP.

24.1	Power of attorney (included on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* The schedules to this Exhibit have been omitted in accordance with Regulation S-K

Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

† Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2023	DAVE INC.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Ricci or Kyle Beilman as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Wilk	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2023
Jason Wilk

/s/ Kyle Beilman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2023
Kyle Beilman

/s/ Brendan Carroll	Director	March 13, 2023
Brendan Carroll

/s/ Andrea Mitchell	Director	March 13, 2023
Andrea Mitchell

/s/ Michael Pope	Director	March 13, 2023
Michael Pope

/s/ Dan Preston	Director	March 13, 2023
Dan Preston

/s/ Teresa Aragones	Director	March 13, 2023
Teresa Aragones