Form 10-Q
period 2023-03-31
Dave Inc./DE
filed 2023-05-09
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______

Commission file number: 001-40161

DAVE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1481509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1265 South Cochran Ave Los Angeles, CA	90019
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (844) 857-3283

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A common stock, par value $0.0001	DAVE	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $368 per share	DAVEW	The Nasdaq Stock Market LLC

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

As of May 1, 2023, there were 10,402,531 shares of Class A common stock, $0.0001 par value and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DAVE INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward looking and as such are not historical facts. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023 (the “Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Form 10-Q involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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

We caution you that the foregoing list of risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements may not be complete. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements and our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

As used in this report, the “Company,” “Dave,” “we,” “us,” “our” and similar terms refer Dave Inc. (f/k/a VPC Impact Acquisition Holdings III, Inc. (“VPCC”)) and its consolidated subsidiaries, unless otherwise noted or the context otherwise requires. “Business Combination” refers to the business combination pursuant we consummated on January 5, 2022 pursuant to the Agreement and Plan of Merger, dated as of June 7, 2021 among VPCC, Dave Inc., a Delaware corporation, and other entities.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,754	$22,889
Marketable securities	34,423	285
Member advances, net of allowance for credit losses of $17,365 and $24,501 as of March 31, 2023 and December 31, 2022, respectively	80,161	104,183
Short-term investments	108,831	168,789
Prepaid income taxes	824	831
Prepaid expenses and other current assets	15,653	11,591
Total current assets	291,646	308,568
Property and equipment, net	1,249	1,026
Lease right-of-use assets (related-party of $672 and $735 as of March 31, 2023 and December 31, 2022, respectively)	672	735
Intangible assets, net	11,029	10,163
Debt facility commitment fee, long-term	59	75
Restricted cash	788	788
Other non-current assets	-	137
Total assets	$305,443	$321,492
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$4,558	$11,418
Accrued expenses	13,612	10,965
Lease liabilities, short-term (related-party of $265 and $273 as of March 31, 2023 and December 31, 2022, respectively)	265	273
Legal settlement accrual	3,701	9,450
Other current liabilities	4,182	4,311
Total current liabilities	26,318	36,417
Lease liabilities, long-term (related-party of $489 and $550 as of March 31, 2023 and December 31, 2022, respectively)	489	550
Debt facility, long-term	75,000	75,000
Convertible debt, long-term	103,087	102,325
Warrant and earnout liabilities	344	516
Other non-current liabilities	125	124
Total liabilities	$205,363	$214,932
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 10,402,531 and 10,334,220 shares issued at March 31, 2023 and December 31, 2022, respectively; 10,352,968 and 10,284,657 shares outstanding at March 31, 2023 and December 31, 2022, respectively;	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively;	-	-
Additional paid-in capital	276,799	270,037
Accumulated other comprehensive loss	(892)	(1,675)
Accumulated deficit	(175,828)	(161,803)
Total stockholders’ equity	$100,080	$106,560
Total liabilities, and stockholders’ equity	$305,443	$321,492

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Balance Sheets, Continued

(in thousands)

The following table presents the assets and liabilities of a consolidated variable interest entity (“VIE”), which are included in the condensed consolidated balance sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. All intercompany accounts have been eliminated.

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$33,919	$12,030
Member advances, net of allowance for credit losses	55,627	71,545
Debt facility commitment fee, current	64	62
Debt facility commitment fee, long-term	44	75
Total assets	$89,654	$83,712
Liabilities
Accounts payable	2,121	531
Long-term debt facility	75,000	75,000
Total liabilities	$77,121	$75,531

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except share data)

(unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating revenues:
Service based revenue, net	$52,576	$39,268
Transaction based revenue, net	6,352	3,283
Total operating revenues, net	58,928	42,551
Operating expenses:
Provision for credit losses	11,953	13,785
Processing and servicing costs	7,118	6,543
Advertising and marketing	9,471	12,204
Compensation and benefits	24,367	17,894
Other operating expenses	18,501	14,798
Total operating expenses	71,410	65,224
Other (income) expenses:
Interest income	(1,192)	(13)
Interest expense	2,898	1,555
Other strategic financing and transactional expenses	-	961
Changes in fair value of earnout liabilities	(25)	(2,040)
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of public and private warrant liabilities	(146)	4,065
Total other expense, net	1,535	10,100
Net loss before provision for income taxes	(14,017)	(32,773)
Provision for income taxes	8	22
Net loss	$(14,025)	$(32,795)

Net loss per share:
Basic	$(1.19)	$(2.91)
Diluted	$(1.19)	$(2.91)
Weighted-average shares used to compute net loss per share
Basic	11,815,448	11,259,025
Diluted	11,815,448	11,259,025

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended,
	March 31, 2023	March 31, 2022
Net loss	$(14,025)	$(32,795)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	783	-
Comprehensive loss	$(13,242)	$(32,795)

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	10,284,657	$1	1,514,082	$-	$270,037	$-	$-	$(1,675)	$(161,803)	$106,560
Issuance of Class A common stock in connection with stock plans	68,311	-	-	-	1	-	-	-	-	1
Payment for fractional shares after reverse stock split	-	-	-	-	(13)	-	-	-	-	(13)
Stock-based compensation	-	-	-	-	6,774	-	-	-	-	6,774
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	783	-	783
Net loss	-	-	-	-	-	-	-	-	(14,025)	(14,025)
Balance at March 31, 2023	10,352,968	$1	1,514,082	$-	$276,799	$-	$-	$(892)	$(175,828)	$100,080

	Common stock
	Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	9,283,010	$1	1,514,082	$-	$86,830	$(15,192)	$(5)	$-	$(32,897)	$38,737
Issuance of Class A common stock in connection with stock plans	104,271	-	-	-	1,558	-	-	-	-	1,558
Issuance of Class A common stock pursuant to the PIPE financing	656,247	-	-	-	210,000	-	-	-	-	210,000
Issuance of Class A common stock pursuant to the Merger Agreement	211,415	-	-	-	(26,702)		-	-	-	(26,702)
Exercise of Series B-1 preferred stock warrants, net of settlement	14,087	-	-	-	3,365	-	-	-	-	3,365
Conversion of 2019 convertible notes and accrued interest to Class A common stock	7,040	-	-	-	720	-	-	-	-	720
Repurchase of Class A common stock	(6,203)	-	-	-	(1,588)	-	5	-	-	(1,583)
Exercise of warrant for Class A common stock	3	-	-	-	-	-	-	-	-	-
Stockholder loans interest	-	-	-	-	-	(12)	-	-	-	(12)
Exercise of derivative asset and paydown of stockholder loans	(187,945)	-	-	-	(44,885)	15,204	-	-	-	(29,681)
Stock-based compensation	-	-	-	-	3,190	-	-	-	-	3,190
Net loss	-	-	-	-	-	-	-	-	(32,795)	(32,795)
Balance at March 31, 2022	10,081,925	$1	1,514,082	$-	$232,488	$-	$-	$-	$(65,692)	$166,797

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating activities
Net loss	$(14,025)	$(32,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,200	1,158
Provision for credit losses	11,953	13,785
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of earnout liabilities	(25)	(2,040)
Changes in fair value of warrant liabilities	(146)	4,065
Stock-based compensation	6,774	3,190
Non-cash interest	759	(63)
Non-cash lease expense	(6)	(23)
Changes in fair value of marketable securities and short-term investments	440	76
Changes in operating assets and liabilities:
Member advances, service based revenue	216	(1,618)
Prepaid income taxes	7	22
Prepaid expenses and other current assets	(4,061)	(4,847)
Accounts payable	(6,891)	2,489
Accrued expenses	2,617	(1,039)
Legal settlement accrual	(5,749)	-
Other current liabilities	(129)	(125)
Other non-current liabilities	-	(321)
Other non-current assets	137	2
Net cash used in operating activities	(6,929)	(12,512)

Investing activities
Payments for internally developed software costs	(1,946)	(2,258)
Purchase of property and equipment	(264)	(228)
Net disbursements and collections of Member advances	11,853	(24,967)
Purchase of short-term investments	(5,082)	-
Sale and maturity of short-term investments	65,390	-
Purchase of marketable securities	(34,145)	(302,115)
Sale of marketable securities	-	32,000
Net cash provided by (used in) investing activities	35,806	(297,568)

Financing activities
Proceeds from PIPE offering	-	195,000
Proceeds from escrow account	-	29,688
Payment of issuance costs	-	(22,944)
Payment for fractional shares on reverse stock split	(13)	-
Proceeds from issuance of common stock for stock option exercises	1	1,563
Repurchase of common stock	-	(1,583)
Proceeds from borrowings on convertible debt	-	100,000
Net cash (used in) provided by financing activities	(12)	301,724

Net increase (decrease) in cash and cash equivalents and restricted cash	28,865	(8,356)
Cash and cash equivalents and restricted cash, beginning of the period	23,677	32,372
Cash and cash equivalents and restricted cash, end of the period	$52,542	$24,016

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$61	$-
Conversion of convertible preferred stock to Class A common stock in connection with the reverse recapitalization	$-	$72,173
Recapitalization transaction costs liability incurred	$-	$7,500
Conversion of convertible notes and accrued interest to Class A common stock in connection with the reverse recapitalization	$-	$720
Conversion of B-1 warrants to Class A common stock in connection with the reverse recapitalization	$-	$3,365
Discharge of PIPE promissory note in connection with the reverse recapitalization	$-	$15,000

Supplemental disclosure of cash (received) paid for:
Income taxes	$-	$(2)
Interest	$2,121	$1,392

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheet with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$51,754	$23,569
Restricted cash	788	447
Total cash, cash equivalents, and restricted cash, end of the period	$52,542	$24,016

See accompanying notes to the condensed consolidated financial statements.

Note 1 Organization and Nature of Business

Overview:

Dave Inc. (“Dave” or the “Company”), a Delaware corporation, with headquarters located in Los Angeles, California, is a financial services company. Dave was originally incorporated in the State of Delaware on January 14, 2021 as a special purpose acquisition company under the name VPC Impact Acquisition Holdings III, Inc. (“VPCC”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On January 5, 2022, we consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 among VPCC, Dave Inc., a Delaware corporation (“Legacy Dave”), and other entities (the “Business Combination”). In connection with the closing of the Business Combination, we changed our name from “VPC Impact Acquisition Holdings III, Inc.” to “Dave Inc.”

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

ExtraCash:

Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on overdraft, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $34 for access to as little as $5 of overdraft, and many others in the financial services sector do not allow for overdraft at all. Dave invented a short-term liquidity alternative called ExtraCash, which allows Members to advance funds to their account and avoid a fee altogether. Members may receive an advance of up to $500 and may only have one advance outstanding at any given time.

Dave Banking:

Dave offers a full-service digital checking account through its partnership with Evolve Bank and Trust (“Evolve”). The Dave Spending Account does not have overdraft or minimum balance fees.

Budget:

Dave’s automated financial management tool leverages historical bank account data to help Members understand both recurring and commonly occurring charges. Budget notifies Members when there is a chance of an overdraft and allows Members to qualify for Dave’s ExtraCash product for up to $500 of additional liquidity. Dave charges a $1 monthly subscription for access to the Budget product.

Side Hustle:

Dave seeks to help Members improve their financial health by presenting new job opportunities to them. Through Dave’s partnership with leading employers, Members can quickly submit applications to improve their income with flexible employment.

Surveys:

Dave’s Surveys product allows for additional income earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. This functionality drives engagement within the Dave ecosystem and deepens the Company’s relationship to its Members’ financial wellbeing.

Note 2 Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On January 4, 2023, the Board approved an amendment to the Company’s certificate of incorporation to complete a 1-for-32 reverse stock split effective January 5, 2023. At a special meeting held on December 16, 2022, stockholders approved the reverse stock split. The primary goal of the reverse stock split was to bring the Company’s stock price above the share bid price requirement for continued listing on Nasdaq. The effects of the reverse stock split have been reflected in the condensed consolidated financial statements and the footnotes.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and a variable interest entity (“VIE”). All intercompany transactions and balances have been eliminated upon consolidation.

In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidates any VIE of which the Company is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when it is not considered the primary beneficiary. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that the Company continues to be the primary beneficiary. The Company is considered the primary beneficiary of Dave OD Funding I, LLC (“Dave OD”), as it has the power over the activities that most significantly impact the economic performance of Dave OD and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant, in accordance with accounting guidance. As a result, the Company consolidated Dave OD and all intercompany accounts have been eliminated. The carrying value of Dave OD’s assets and liabilities, after elimination of any intercompany transactions and balances are shown in the condensed consolidated balance sheets. The assets of Dave OD are restricted and its creditors have full recourse against the Company for its liabilities.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the:

(i) Fair value of warrant liabilities;

(ii) Fair value of earnout liabilities;

(iii) Allowance for credit losses; and

(iv) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Service based revenue, net
Processing fees, net	$33,002	$21,051
Tips	13,760	13,948
Subscriptions	5,619	4,153
Other	195	116
Transaction based revenue, net	6,352	3,283
Total	$58,928	$42,551

Service Based Revenue, Net

Service based revenue, net primarily consists of optional tips, optional processing fees, and subscriptions charged to Members, net of processor costs associated with advance disbursements. Member advances are treated as financial receivables under ASC 310 Receivables (“ASC 310”) and processing fees, net and tips are also accounted for in accordance with ASC 310.

Processing Fees, Net:

Processing fees apply when a Member requests an expedited cash advance. At the Member’s election, the Company expedites the funding of advance funds within eight hours, as opposed to the customary three business days, of the advance approval. Processing fees are nonrefundable loan origination fees and are recognized as revenues over the average expected contractual term of its advances.

Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the average expected contractual term of its advances. Direct origination costs recognized as a reduction of advance-related income during the three months ended March 31, 2023 and 2022, were $1.3 million and $0.9 million, respectively.

Tips:

The Company encourages, but does not contractually require its Members who receive a cash advance to leave a discretionary tip. The Company treats tips as an adjustment of yield to the advances and are recognized over the average expected contractual term of its advances.

Subscriptions:

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

Transaction Based Revenue, Net:

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from withdrawal-related transactions, volume support from a certain co-branded agreement, and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from the Member’s usage of out-of-network ATMs are reduced by related ATM transaction costs during the three months ended March 31, 2023 and 2022, were $0.3 and $0.1 million, respectively.

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

Marketable Securities

Marketable securities consist of a money market mutual fund. The fair value of marketable securities is determined by quoted prices in active markets and changes in fair value are recorded in other (income) expense in the condensed consolidated statements of operations.

Short-Term Investments

Short-term investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as “available-for-sale”, as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of short-term investments is determined by quoted prices in active markets with unrealized gains and losses (other than credit related impairment) reported as a separate component of other comprehensive income. For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the condensed consolidated statements of comprehensive income. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pretax basis).

Member Advances

Member advances include ExtraCash advances, fees, and tips, net of certain direct origination costs and allowance for expected credit losses. Management’s intent is to hold advances until the earlier of repayment or payoff date. Members’ cash advances are treated as financial receivables under ASC 310.

Advances to Members are not interest-bearing. The Company recognizes these advances at the advanced amount and does not use discounting techniques to determine present value of advances due to their short-term nature.

The Company does not provide modifications to advances and does not charge late fees.

Allowance for Credit Losses

Member advances from contracts with Members as of the balance sheet dates are recorded at their original advance amounts, inclusive of outstanding processing fees and tips, and reduced by an allowance for expected credit losses. The Company pools its Member advances, all of which are short-term (average term of approximately 11 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent Member advances balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers’ payment behavior, it determined that its historical loss rates remained most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for expected credit losses upon the origination of the advance. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the condensed consolidated statements of operations.

When the Company determines that a Member advance is not collectible, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in the assumptions used in analyzing a specific Member advance may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the condensed consolidated statements of operations. Capitalized costs for the three months ended March 31, 2023 and 2022, were $1.9 million and $2.3 million, respectively.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement (“ASC 820”), provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in the condensed consolidated financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member cash advances, and short-term investments. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were $51.0 million at March 31, 2023 and at $20.7 million at December 31, 2022, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

No Member individually exceeded 10% or more of the Company’s Member cash advances balances as of March 31, 2023 and December 31, 2022.

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

Restricted Stock Unit Awards:

Restricted stock units (“RSUs”) are valued on the grant date. The fair value of the RSUs that vest based solely on a service condition is equal to the estimated fair value of the Company’s Common Stock on the grant date. This compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For RSUs that contain both a market condition and a service condition, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized on a straight-line basis over the requisite service period of each separately vesting tranche, regardless of whether the market condition is satisfied, provided that the requisite service has been provided. These costs are a component of stock-based compensation expense, presented within compensation and benefits in the condensed consolidated statements of operations. The Company recognizes forfeitures as they occur.

Restricted Stock Awards:

Restricted stock awards (“RSAs”) are valued on the grant date. The fair value of the RSAs is equal to the estimated fair value of the Company’s Common Stock on the grant date. This compensation cost is recognized over the requisite service period as a component of stock-based compensation expense, presented within compensation and benefits in the condensed consolidated statements of operations. The Company recognizes forfeitures as they occur.

RSAs Issued to Non-Employees:

The Company issues shares of restricted stock to consultants for various advisory and consulting-related services. The Company recognized this expense, measured as the estimated value of the shares issued, as a component of stock-based compensation expense, presented within compensation and benefits in the condensed consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2023 and 2022, were $9.5 million and $12.2 million, respectively, and are presented within advertising and marketing within the condensed consolidated statements of operations.

Income Taxes

The Company follows ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the condensed consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more-likely-than-not that the asset will not be realized.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $1.0 million and $0.9 million of uncertain tax positions as of March 31, 2023 and December 31, 2022, respectively, related to state income taxes. and federal and state research tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.002 million and $0.001 million of interest expense and penalties as a component of income tax expense during the three months ended March 31, 2023 and 2022, respectively.

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

Net Loss Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of March 31, 2023.

Basic net loss attributable to holders of Common Stock per share is calculated by dividing net loss attributable to holders of Common Stock by the weighted-average number of shares outstanding, excluding shares issued in relation to unvested restricted stock awards and vested early exercise options funded by non-recourse notes (refer to Note 16, Related-Party Transactions for further details on the Company’s Loans to Stockholders).

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months ended
	March 31, 2023	March 31,2022
Numerator
Net loss	$(14,025)	$(32,795)
Less: noncumulative dividend to convertible preferred stockholders	-	-
Less: undistributed earnings to participating securities	-	-
Net loss attributed to common stockholders—basic	(14,025)	(32,795)
Add: undistributed earnings reallocated to common stockholders	-	-
Net loss attributed to common stockholders—diluted	$(14,025)	$(32,795)

Denominator
Weighted-average shares of common stock—basic	11,815,448	11,259,025
Dilutive effect of convertible preferred stock	-	-
Dilutive effect of equity incentive awards	-	-
Weighted-average shares of common stock—diluted	11,815,448	11,259,025

Net loss per share
Basic	$(1.19)	$(2.91)
Diluted	$(1.19)	$(2.91)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	For the Three Months ended
	March 31, 2023	March 31,2022
Stock options, RSU awards, and PSU awards	2,552,474	904,220
Convertible debt	312,500	312,500
Total	2,864,974	1,216,720

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. The Company adopted this ASU on January 1, 2023 and determined that ASU 2016-13 had no material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company has evaluated the effect that the updated standard had on its internal processes, unaudited condensed consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its unaudited condensed consolidated financial statements and related disclosures.

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	March 31, 2023	December 31, 2022
Marketable securities	$34,423	$285
Total	$34,423	$285

At March 31, 2023 and December 31, 2022, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund with a ticket symbol SSPXX. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At March 31, 2023 the investment portfolio had a weighted-average maturity of 45 days. At December 31, 2022 the investment portfolio had a weighted-average maturity of 48 days. The gain recognized in connection with the investment in marketable securities for the three months ended March 31, 2023 and 2022, was $0.1 million and $0.07 million, respectively and recorded as a component of interest income in the condensed consolidated statements of operations.

Note 4 Short-Term Investments

Below is a summary of short-term investments, which are measured at fair value as of March 31, 2023 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$97,887	$-	$(952)	$96,935
Asset-backed securities	8,885	20	-	8,905
Government securities	2,951	40	-	2,991
Total	$109,723	$60	$(952)	$108,831

At March 31, 2023 and December 31, 2022, the Company’s short-term investments consisted of investments in corporate bonds and notes, asset backed securities, and government securities with varying maturity dates between 2023 through 2027.

Note 5 Member Cash Advances, Net

Below is a detail of Member cash advances, net as of March 31, 2023 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$69,224	$(1,912)	$67,312
11-30	10,497	(2,583)	7,914
31-60	6,535	(3,995)	2,540
61-90	5,603	(4,211)	1,392
91-120	5,667	(4,664)	1,003
Total	$97,526	$(17,365)	$80,161

Below is a detail of Member cash advances, net as of December 31, 2022 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$91,121	$(2,224)	$88,897
11-30	10,683	(2,582)	8,101
31-60	9,022	(5,529)	3,493
61-90	8,865	(6,702)	2,163
91-120	8,993	(7,464)	1,529
Total	$128,684	$(24,501)	$104,183

Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for credit losses.

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2023	$24,501
Plus: provision for credit losses	11,953
Less: amounts written-off	(19,089)
Ending allowance balance at March 31, 2023	$17,365

Opening allowance balance at January 1, 2022	$11,995
Plus: provision for credit losses	13,785
Less: amounts written-off	(9,440)
Ending allowance balance at March 31, 2022	$16,340

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		March 31, 2023			December 31, 2022
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$23,640	$(12,683)	$10,957	$21,694	$(11,605)	$10,089
Domain name	15.0 Years	121	(49)	72	121	(47)	74
Intangible assets, net		$23,761	$(12,732)	$11,029	$21,815	$(11,652)	$10,163

The future estimated amortization expenses as of March 31, 2023, were as follows (in thousands):

2023 (remaining)	$2,646
2024	4,314
2025	2,456
2026	1,571
2027	8
Thereafter	34
Total future amortization	$11,029

Amortization expense for the three months ended March 31, 2023 and 2022, was $1.1 million and $1.0 million, respectively. No impairment charges were recognized related to long-lived assets for the for the three months ended March 31, 2023 and 2022.

Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three months ended March 31, 2023 and 2022, was $0.2 million and $0, respectively.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Accrued charitable contributions	$3,558	$3,067
Accrued compensation	2,611	1,534
Sales tax payable	1,354	1,357
Accrued professional and program fees	5,424	4,008
Other	665	999
Total	$13,612	$10,965

Accrued charitable contributions includes amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to third parties who use the funds to provide meals to those in need. For the three months ended, 2023 and 2022, the Company pledged $2.5 million and $1.0 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other general and administrative expenses in the condensed consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Deferred transaction costs	$3,150	$3,150
Other	1,032	1,161
Total	$4,182	$4,311

Other current liabilities includes $3.2 million in deferred transaction costs associated with the Business Combination. These transaction costs were also capitalized and included within APIC in the condensed consolidated balance sheets. Other current liabilities also includes $0.7 million in unearned revenue.

Note 8 Convertible Note Payable

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

The effective interest rate as of March 31, 2023 was 3.01%. As of March 31, 2023, the outstanding balance of the Note, including paid in-kind interest, was $103.1 million.

Note 9 Warrant Liabilities

As of March 31, 2023, there were 198,251 public warrants (“Public Warrants”) outstanding and 159,382 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

Note 10 Debt Facility

In January 2021, Dave OD Funding I, LLC (“Borrower”) entered into a delayed draw senior secured loan facility (the “Debt Facility”) with Victory Park Management, LLC (“Agent”), allowing the Borrower to draw up to $100 million from various lenders associated with Victory Park Management, LLC (the “Lenders”). The Debt Facility has an interest rate of 6.95% annually plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. Interest is payable monthly in arrears. The Debt Facility has certain financial covenants, including a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance of $8.0 million. As of March 31, 2023, the Company was in compliance with all covenants. Payments of the loan draws are due at the following dates: (i) within five business days after the date of receipt by the Borrower and the Company (each, a “Credit Party”) or any of their subsidiaries of any net cash proceeds in excess of $250 thousand in the aggregate during any fiscal year from any asset sales (other than certain permitted dispositions), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (ii) within five business days after the date of receipt by any Credit Party or any of their subsidiaries, or the Agent as loss payee, of any net cash proceeds from any destruction or taking, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (iii) within three business days after the date of receipt by any Credit Party or any of their subsidiaries of any net cash proceeds from the incurrence of any indebtedness of any Credit Party or any of their subsidiaries (other than with respect to permitted indebtedness), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; and (iv) (a) if extraordinary receipts are received by any Credit Party in the aggregate amount in any fiscal year in excess of $250 thousand or (b) if an event of default has occurred and is continuing at any time when any extraordinary receipts are received by any Credit Party, then within five business days of the receipt by any Credit Party of any such extraordinary receipts, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to (x) 100% of such extraordinary receipts in excess of $250 thousand in respect of clause (a) above and (y) 100% of such extraordinary receipts in respect of clause (b) above. As of March 31, 2022 and December 31, 2022, the Company had drawn $75.0 million on the Debt Facility and had made no repayments. The debt facility matures in January 2025.

Note 11 Commitments and Contingencies

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

Martinsek v. Dave Inc. (filed January 9, 2020 in the California Superior Court for the County of Los Angeles)

In January 2020, a former employee of the Company filed a complaint in the California Superior Court for the County of Los Angeles against the Company and the Company’s Chief Executive Officer, asserting claims for, among other things, breach of contract, breach of fiduciary duty, conversion, and breach of the implied covenant of good faith and fair dealing. The Company settled this matter in

January 2023 for approximately $6.0 million. which was included in the Legal settlement accrual within the condensed consolidated balance sheet for the period ended December 31, 2022.

Stoffers v. Dave Inc. (filed September 16, 2020 in LA County Superior Court)

This is a purported class action lawsuit filed in connection with a July 2020 data breach. The Company is in the process of settling this matter and the estimated settlement amount of approximately $3.2 million is included in the Legal settlement accrual within the condensed consolidated balance sheets for the period ended March 31, 2023 and December 31, 2022.

Note 12 Leases

In December 2018, the Company entered into a sublease agreement with PCJW Properties LLC (“PCJW”), controlled by Company’s founders (including the Company’s current CEO), for general office space next to the aforementioned leased property in Los Angeles, California. The lease term is five years subject to early termination by either party. The current monthly lease paymen~~t~~ is $0.006 million, subject to an annual escalation of 4%.

In January 2019, the Company entered into a lease agreement with PCJW for office space located in Los Angeles, California. The lease term is seven years, beginning January 1, 2019 and ending December 31, 2025. The current monthly lease payment is $0.02 million, subject to an annual escalation of 5%.

In May 2020, the Company entered into a sublease with Whalerock for general office space in West Hollywood, California. Under the terms of the sublease, the lease term is approximately 12 months and the monthly rent was approximately $0.1 million. The Company began utilizing the office space in June 2021. The lease was abandoned in August 2022.

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$82	$503
Short-term lease cost	-	6
Total lease cost	$82	$509

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Other information:
Cash paid for operating leases	$88	$532
Weighted-average remaining lease term - operating lease	2.64	1.96
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of March 31, 2023, were as follows (in thousands):

Year	Related-Party Commitment
2023 (remaining)	$251
2024	295
2025	310
Thereafter	-
Total minimum lease payments	$856
Less: imputed interest	(102)
Total lease liabilities	$754

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$34,423	$—	$—	$34,423
Short-term investments	—	108,831	—	108,831
Total assets	$34,423	$108,831	$—	$143,254
Liabilities
Warrant liabilities - public warrants	$140	$—	$—	$140
Warrant liabilities - private warrants	-	—	176	176
Earnout liabilities	-	—	28	28
Total liabilities	$140	$—	$204	$344

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$285	$—	$—	$285
Short-term investments	—	168,789	—	168,789
Total assets	$285	$168,789	$—	$169,074
Liabilities
Warrant liabilities - public warrants	$209	$—	$—	$209
Warrant liabilities - private warrants	-	—	254	254
Earnout liabilities	-	—	53	53
Total liabilities	$209	$—	$307	$516

The Company had no assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

The Company also has the following financial instruments not measured at fair value. The Company has evaluated cash (Level 1), restricted cash (Level 1), Member advances (Level 2), accounts payable (Level 2) and accrued expenses (Level 2), and believes the carrying value approximates the fair value due to the short-term nature of these balances. The fair value of the debt facility (Level 2) and convertible note payable (level 2) approximate their carrying values.

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

Short-Term Investments:

The following describes the valuation techniques used by the Company to measure the fair value of short-term investments held as of March 31, 2023 and December 31, 2022.

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

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the public warrant liability for three months ended March 31, 2023 was $0.07 million, which is presented within changes in fair value of public warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$209
Change in fair value during the period	(69)
Ending value at March 31, 2023	$140

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the private warrant liability for the three months ended March 31, 2023 was $0.08 million, which is presented within changes in fair value of private warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$253
Change in fair value during the period	(77)
Ending value at March 31, 2023	$176

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the three months ended March 31, 2023:

Exercise price	$368.00
Expected volatility	119.5%
Risk-free interest rate	3.7%
Remaining term	3.76
Dividend yield	0%

Earnout Shares Liability:

As part of the reverse recapitalization, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the closing date of the Business Combination (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three months ended March 31, 2023 was $0.03 million, which is presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$53
Change in fair value during the period	(25)
Ending value at March 31, 2023	$28

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the three months ended March 31, 2023:

Exercise price	$400-$480
Expected volatility	90.3%
Risk-free interest rate	3.7%
Remaining term	3.77
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of March 31, 2023 and March 31, 2022.

Note 14 Stockholders’ Equity

As of March 31, 2023, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

Pursuant to the terms of the Company’s amended and restated certificate of incorporation, shares of preferred stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to fix the voting rights, if any, designations, powers and preferences, the relative, participating, optional or other special rights, and any qualifications, limitations and restrictions thereof, applicable to the shares of each series of preferred stock. The Company’s Board of Directors is able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the Company’s Board of Directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control or the removal of existing management.

Class A and Class V Common Stock:

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of March 31, 2023, the Company had 10,402,531 and 1,514,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of March 31, 2023, the Company had 10,352,968 and 1,514,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

Note 15 Stock-Based Compensation

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

On January 4, 2022, the stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was previously approved, subject to stockholder approval, by the Company’s Board of Directors on January 4, 2022. The 2021 Plan became effective immediately upon the completion of the Business Combination.

The Company recognized $6.8 million and $3.2 million of stock-based compensation expense arising from stock option and restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

Stock Options:

Management has valued stock options at their date of grant utilizing the Black-Scholes option pricing model. The fair value of the underlying shares was estimated by using a number of inputs, including recent arm’s length transactions involving the sale of the Company’s common stock. The Company did not grant any stock options during the three months ended March 31, 2023 and 2022, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2023	904,220	$21.04	7.3	$655
Granted	-	$-
Exercised	(994)	$1.01
Forfeited	(38,414)	$23.05
Expired	(16,501)	$22.11
Options outstanding, March 31, 2023	848,311	$20.95	6.9	$387
Nonvested options, March 31, 2023	480,297	$23.13	7.9	$-
Vested and exercisable, March 31, 2023	368,014	$18.10	5.7	$387

At March 31, 2023, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was approximately $10.3 million, which is expected to be recognized over a weighted-average remaining period of 3.6 years.

The Company allowed certain stock option holders to exercise unvested options to purchase shares of Common Stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of March 31, 2023 and March 31, 2022 , 2,777 and 13,887 shares of Common Stock were subject to repurchase at a weighted-average price of $22.09 per share. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheets as such shares are considered legally outstanding.

On March 3, 2021, the Company granted the Chief Executive Officer stock options to purchase up to 358,001 shares of Common Stock in nine tranches. Each of the nine tranches contain service, market and performance conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date; however, no compensation charges are recognized until the service and performance condition are probable, which is upon the completion of a liquidity event, the achievement of specified price targets for each tranche of shares, and continuous employment. Upon the completion of the Business Combination, the performance condition was met and the Company recorded a cumulative stock-based compensation expense of $1.9 million. The options have a strike price of $23.18 per share. The Company determined the fair value of the options on the grant date to be $10.5 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free interest rate, and volatility. The derived service periods determined by the valuation for each of the nine tranches range from approximately 3 years to approximately 7 years. Each tranche will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges related to that particular tranche will be expensed in the period in which the vesting conditions were met.

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2023	508,506	$122.27
Granted	1,441,747	$7.07
Vested	(67,317)	$97.44
Forfeited	(178,773)	$34.41
Nonvested shares at March 31, 2023	1,704,163	$35.00

At March 31, 2023, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $56.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.

During the quarter ended March 31, 2023, the Company granted 629,454 RSUs to certain employees in six tranches. Each of the six tranches contain service and market conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date and the Company determined the fair value of the RSUs on the grant date to be approximately $3.0 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, risk-free interest rate, and volatility. The derived service periods determined by the valuation for each of the six tranches range from approximately 2 years to approximately 3 years. Each tranche will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges related to that particular tranche will be expensed in the period in which the vesting conditions were met.

The following table presents the key inputs and assumptions used to value the RSUs that contain service and market conditions on the grant date:

Remaining term	5.0 years
Risk-free interest rate	3.5%
Expected volatility	79.7%

Note 16 Related-Party Transactions

Leasing Arrangements:

For the three months ended March 31, 2023 and 2022, the Company paid $0.09 million and $0.08 million, respectively, under lease agreements with PCJW for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of March 31, 2023, under Company’s sub-lease for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2023	$251
2024	295
2025	310
Thereafter	-
Total minimum lease payments	$856
Less: imputed interest	(102)
Total lease liabilities	$754

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

VPCC Financing Agreement

A Senior Partner at Victory Park Capital Advisors, LLC joined the board of directors of the Company upon closing of the Business Combination. For more information about the VPC Financing Agreement, refer to Note 10, Debt Facility.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Note 18 Subsequent Events

Subsequent events are events or transactions that occur after the condensed consolidated balance sheet date, but before the condensed consolidated financial statements are available to be issued. The Company recognizes in the condensed consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the condensed consolidated balance sheet, including the estimates inherent in the process of preparing the condensed consolidated financial statements. The Company’s condensed consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the condensed consolidated balance sheet but arose after the condensed consolidated balance sheet date and before the condensed consolidated financial statements were available to be issued.

Stock Option Repricing

In April 2023, the Company’s board of directors approved a stock option repricing, which is subject to stockholder approval, whereby 337,053 previously granted and unexercised options with exercise prices between $22.09 and $23.18 per share held by service providers of the Company as of the date approved by its stockholders (the “Repricing Date”), would be repriced to the volume weighted average per share closing price of the Company’s common stock on The Nasdaq Stock Market for the thirty (30) trading days ending on and including the Repricing Date. There were no changes in the vesting schedule or maturity term of the options. The Company expects to record the impact of the option repricing in the quarter ending June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes related thereto which are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K.

Overview

In the story of David vs. Goliath, the small underdog is able to outsmart and defeat his larger adversary. This is the spirit behind the name “Dave.” We have built an integrated and fully digital financial services platform that provides millions of Americans with seamless access to a variety of intuitive financial products at a fraction of the cost and with much greater transparency and higher speed to value than that of the legacy financial services incumbents, such as traditional banks, credit unions and independent finance companies. Our mission is to build products that level the financial playing field. Our near-term strategy is focused on delivering a superior banking experience for anyone living paycheck to paycheck.

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

Dave offers a suite of innovative financial products aimed at helping our Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. Through Dave Banking, we provide a digital checking account experience, seamlessly integrated with ExtraCash advances, with no hidden fees. With a Dave Banking account, Members have access to valuable tools for building long-term financial health, such as Goals savings accounts and customizable automatic round-up savings on debit spend transactions. We also help Members generate extra income for spending or emergencies through our Side Hustle product, where we present Members with supplemental work opportunities, and through our Surveys product, where Members can earn supplemental income by taking surveys. Our budgeting tool helps Members manage their upcoming bills to avoid overspending.

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

Key Components of Statements of Operations

Basis of Presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying unaudited condensed consolidated financial statements of Dave included in this report.

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

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from our Checking Product, net of interchange and ATM-related fees, fees earned from withdrawal-related transactions, volume support from a certain co-branded agreement, and deposit referral fees and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained.

Operating Expenses

We classify our operating expenses into the following five categories:

Provision for Credit Losses

The provision for credit losses primarily consists of an allowance for expected credit losses at a level estimated to be adequate to absorb credit losses inherent in the outstanding advances receivable, inclusive of outstanding processing fees and tips along with outstanding amounts aged over 120 days or which become uncollectible based on information available to us during the period. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as collections trends and cash collections received subsequent to the balance sheet date. Changes to the allowance have a direct impact on the provision for credit losses in the unaudited condensed consolidated statement of operations. We consider advances aged more than 120 days or which become uncollectible based on information available to us as impaired. All impaired advances are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for credit losses. Subsequent recoveries, if any, of Member advances written-off are recorded as a reduction to Member advances, resulting in a reduction to the allowance for credit losses and a corresponding reduction to the provision for credit losses in the unaudited condensed consolidated statements of operations when collected.

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

Advertising and Marketing

Advertising and marketing expenses consist primarily of fees we pay to our advertising and marketing platform partners. We incur advertising, marketing and production-related expenses for online, social media and television advertising and for partnerships and promotional advertising. Advertising and marketing expenses are expensed as incurred although they typically deliver a benefit over an extended period.

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

Other (income) expenses

Other (income) expenses consist of interest income, interest expense, other strategic financing and transactional expenses, earnout liabilities fair value adjustments, derivative asset fair value adjustments, and changes in fair value of warrant liabilities.

Provision for income taxes

Provision for income taxes consists of the federal and state corporate income taxes accrued on income resulting from the sale of our services.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2023	2022	2023/2022	2023/2022
Service based revenue, net
Processing fees, net	$33,002	$20,978	$12,024	57%
Tips	13,760	13,948	(188)	-1%
Subscriptions	5,619	4,154	1,465	35%
Other	195	188	7	4%
Transaction based revenue, net	6,352	3,283	3,069	93%
Total	$58,928	$42,551	$16,377	38%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the three months ended March 31, 2023 were $33.0 million, an increase of $12.0 million, or 57%, from $21.0 million for the three months ended March 31, 2022. The increase was primarily attributable to increases in total advance volume from approximately $545.1 million to approximately $798.5 million period over period along with average advance amounts that increased from $132 to $154 as of the three months ended March 31, 2022 and 2023, respectively. Processing fees tend to increase as advance volume increases, but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance decreased slightly for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The average processing fees Members paid to expedite these advances increased modestly for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Tips

Tips for the three months ended March 31, 2023 were $13.8 million, a decrease of $0.1 million, or 1%, from $13.9 million for the three months ended March 31, 2022. The decrease was primarily attributable lower tip engagement from our members, offset by an increase in the average tip amounts from members. Tip amounts tend to increase as advance volume increases, but may not always trend ratably as tips often vary depending on the total amount of the advance.

Subscriptions

Subscriptions for the three months ended March 31, 2023 were $5.6 million, an increase of $1.5 million, or 35%, from $4.2 million for the three months ended March 31, 2022. The increase was primarily attributable to higher subscription engagement with Members on our platform.

Transaction based revenue, net—Transaction based revenue, net for the three months ended March 31, 2023 was $6.4 million, an increase of $3.1 million, or 93% from $3.3 million, for the three months ended March 31, 2022. The increase was primarily attributable to the growth in Members engaging with our Checking Product and corresponding growth in the number of transactions initiated by Members.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2023	2022	2023/2022	2023/2022
Provision for credit losses	$11,953	$13,785	$(1,832)	-13%
Processing and servicing costs	7,118	6,543	575	9%
Advertising and marketing	9,471	12,204	(2,733)	-22%
Compensation and benefits	24,367	17,894	6,473	36%
Other operating expenses	18,501	14,798	3,703	25%
Total	$71,410	$65,224	$6,186	9%

Provision for credit losses—The provision for credit losses totaled $12.0 million for the three months ended March 31, 2023, compared to $13.8 million for the three months ended March 31, 2022. The decrease of $1.8 million, or 13%, was primarily attributable to an increase in provision expense of $9.6 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, offset by a decrease in provision expense of $11.5 million related to Member advances aged 120 days and under.

The increase in provision expense of $9.6 million related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was primarily driven by an increase in total advance volume from $451.3 million during the fourth quarter of 2021 to $801.3 million during the fourth quarter of 2022. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The decrease in provision expense related to Member advances aged 120 days and under was primarily attributed to strong collections performance during the three months ended March 31, 2023. The strong collections performance was due in large part to the positive seasonal effects of tax refunds on our Members. This resulted in a decrease in Member advances outstanding as of March 31, 2023 as compared to the three months ended March 31, 2022. This decrease in Member advances outstanding resulted in a decrease to the allowance for credit losses and corresponding lower provision for credit losses expense during the three months ended March 31, 2023 as compared to March 31, 2022. We anticipate fluctuations in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 30 days prior to the end of the period.

During the three months ended March 31, 2023, loss and collections experience of Member advances improved compared to the three months ended March 31, 2022. The historical loss rates utilized in the calculation of the allowance for credit losses also slightly improved period over period. Any changes to our historical loss and collections experience directly affects the historical loss rates utilized in the calculation of the allowance for credit losses. The changes in the allowance for credit losses, period over period, has a direct impact on the provision for credit losses expense.

For information on the aging of Member advances and a rollforward of the allowance for credit losses, refer to the tables in Note 5 Member Cash Advances, Net in the accompanying unaudited condensed consolidated financial statements included in this report.

Processing and service costs—Processing and servicing costs totaled $7.1 million for the three months ended March 31, 2023, compared to $6.5 million for the three months ended March 31, 2022. The increase of $0.6 million, or 9%, was primarily attributable to the increase in advance volume from approximately $545.1 million to approximately $798.5 million, offset by certain payment flow optimizations and cost savings related to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $9.5 million for the three months ended March 31, 2023, compared to $12.2 million for the three months ended March 31, 2022. The decrease of $2.7 million, or 22%, was primarily attributable to an optimization of advertising efforts and decreased advertising, marketing, production and promotional spend across various social media platforms and television. Advertising and marketing spend is expected to increase in the second and third quarters of fiscal 2023 as we seek to capitalize on the expected increase in demand for our ExtraCash product compared to the first quarter of fiscal 2023 when demand is typically lower.

Compensation and benefits—Compensation and benefits expenses totaled $24.4 million for the three months ended March 31, 2023, compared to $17.9 million for the three months ended March 31, 2022. The increase of $6.5 million, or 36%, was primarily attributable to the following:

•
an increase in payroll and related costs of $3.6 million, primarily due to hiring and increased headcount throughout the business;
•
an increase in stock-based compensation of $3.6 million, primarily related to restricted stock units granted after Q1 2022 and throughout 2022; offset by
•
a decrease in contractor and consulting fees of $0.7 million.

Other operating expenses—Other operating expenses totaled $18.6 million for the three months ended March 31, 2023, compared to $14.8 million for the three months ended March 31, 2022. The increase of $3.8 million, or 25%, was primarily attributable to the following:

•
an increase in expenses related to our Checking Product of $2.3 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed;
•
an increase in charitable contribution expenses of $1.5 million, primarily due to amounts pledged to charitable meal donations related to Members’ tips;
•
an increase in legal fees of $0.6 million primarily due to ongoing litigation, compliance, employment and general corporate related matters;
•
an increase in accounting costs of $0.4 million, primarily related to various audit, tax and Sarbanes-Oxley compliance readiness related fees associated with the Business Combination in January 2022;
•
an increase in technology and infrastructure expenses of $0.2 million, primarily due to increased costs to support the growth of our business and development of new products and features;
•
an increase in depreciation and amortization of $0.1 million, primarily due to accelerated amortization related to the change in useful life of a certain intangible asset, increased amortization of internally developed software due to increased internally developed capitalized costs, and depreciation related to leasehold improvements and equipment purchases; offset by

•
a decrease in insurance related costs of $0.8 million, primarily related to lower director and officer, general liability and cyber insurance premiums; and
•
a decrease in rent expense of $0.4 million, due to a reduction in leased office space; and
•
a decrease in various administrative expenses of $0.1 million, primarily due to increases in investor relations fees, company meetings, bank service charges, sales tax, licenses and fees, travel and entertainment and other administrative expenses.

Other (income) expense

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$(1,192)	$(13)	$(1,179)	9069%
Interest expense	2,898	1,555	1,343	86%
Other strategic financing and transactional expenses	-	961	(961)	-100%
Changes in fair value of earnout liabilities	(25)	(2,040)	2,015	-99%
Changes in fair value of derivative asset on loans to stockholders	-	5,572	(5,572)	-100%
Changes in fair value of public and private warrant liabilities	(146)	4,065	(4,211)	-104%
Total	$1,535	$10,100	$(8,565)	-85%

Interest income— Interest income totaled $1.2 million for the three months ended March 31, 2023, compared to $0.01 million for three months ended March 31, 2022. The increase of $1.2 million was primarily attributable to interest earned from yields from short-term investments purchased during the quarter ended June 30, 2022.

Interest expense— Interest expense totaled $2.9 million for the three months ended March 31, 2023, compared to $1.6 million for the three months ended March 31, 2022. The increase of $1.3 million, or 86%, was primarily attributable to interest related to increased borrowings from the delayed draw senior secured loan facility (the “Debt Facility”) which Dave OD Funding I, LLC (“Dave OD”) entered into during January 2021, along with interest related to the Note with FTX Ventures and higher interest rates on borrowings under the Debt Facility.

Other strategic financing and transactional expenses—Other strategic financing and transactional expenses totaled $0 for the three months ended March 31, 202, compared to $1.0 million for the three months ended March 31, 2022. The decrease of $1.0 million was related to certain one-time strategic opportunities in addition to certain one-time post-closing expenses associated with the Business Combination that occurred during the three months ended March 31, 2022.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a benefit of $0.03 million for the three months ended March 31, 2023 compared to $2.0 million for the three months ended March 31, 2022. The decrease of $2.0 million, or 99%, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to decreases in our underlying Class A Common Stock price.

Changes in fair value of derivative asset on loans to stockholders—Changes in fair value of derivative asset on loans to stockholders totaled $0 million for the three months ended March 31, 2023, compared to $5.6 million for the three months ended March 31, 2022. The decrease of $5.6 million, or 100% was primarily attributable to the exercise of the call options and the settlement of this derivative asset at the close of the Business Combination in January 2022.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled a benefit of $0.1 million for the three months ended March 31, 2023, compared to an expense of $4.1 million for the three months ended March 31, 2022. The increase in benefit of $4.2 million, or 104%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price, offset by fair value adjustments associated with certain warrants issued in connection with the Debt Facility.

Provision for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2023	2022	2023/2022	2023/2022
Provision for income taxes	8	22	(14)	-64%
Total	$8	$22	$(14)	-64%

Provision for income taxes for the three months ended March 31, 2023 decreased by approximately $0.014 million, or 64%, compared to the three months ended March 31, 2022. This decrease was primarily due to a decrease in state taxes, including gross margin state taxes, resulting from a favorable ruling by the Texas Supreme Court regarding the determination of state sourced service income.

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

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended
(in thousands)	March 31,
	2023	2022
Net loss	$(14,025)	$(32,795)
Interest expense, net	1,706	1,542
Provision for income taxes	8	22
Depreciation and amortization	1,182	1,105
Stock-based compensation	6,774	3,190
Other strategic financing and transactional expenses	-	961
Changes in fair value of earnout liabilities	(25)	(2,040)
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of public and private warrant liabilities	(146)	4,065
Adjusted EBITDA	$(4,526)	$(18,378)

Liquidity and Capital Resources

In the past, we have financed our operations primarily from the issuance of preferred stock, issuances of convertible notes, funds from borrowings under the Debt Facility and the Credit Facility, and funds received as a result of the Business Combination. As of March 31, 2023 and December 31, 2022, our cash and cash equivalents, marketable securities and short-term investments balance was approximately $195.0 million and 192.0 million, respectively.

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

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have remaining terms of 7 months to 33 months, subject to renewal options of varying terms, and as of March 31, 2023, we had a total lease liability of $0.8 million. See Note 12, Leases in the notes to our unaudited condensed consolidated financial statements for additional information regarding our lease liabilities as of March 31, 2023.

In the near term, we expect to continue to generate ExtraCash originations relying primarily on our balance sheet cash and debt facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. As of March 31, 2023, $75.0 million of term loans under the Debt Facility were outstanding. See Note 11, Debt Facility in the notes to our unaudited condensed consolidated financial statements in this report. Additionally, we also have certain contractual payment obligations for interest owed under the $100.0 million Note we issued and sold pursuant to the Purchase Agreement entered into with FTX Ventures. Interest payments relating to the Note are required to be made or added to the outstanding principal on a semi-annual basis. As of March 31, 2023, $3.1 million of interest was added to the outstanding principal. For more information on the Purchase Agreement with FTX Ventures, see Note 8, Convertible Note Payable.

We may use cash to acquire businesses and technologies. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Three Months Ended
Total cash (used in) provided by:	March 31, 2023	March 31, 2022
Operating activities	$(6,929)	$(12,512)
Investing activities	35,806	(297,568)
Financing activities	(12)	301,724
Net increase (decrease) in cash and cash equivalents and restricted cash	$28,865	$(8,356)

Cash Flows From Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities decreased compared to the three months ended March 31, 2022 due to increases in operating revenues, offset primarily by increases in compensation and other operating expenses to support the growth of the business. Net cash used in operating activities for the three months ended March 31, 2023 included a net loss of $14.0 million, and excluding non-cash impacts, included an increase in prepaid expenses and other current assets of $4.1 million, a decrease in accounts payable of $6.9 million and a decrease in a legal settlement accrual of $5.7 million. These changes were offset primarily by an increase in accrued expenses of $2.6 million.

Net cash used in operating activities for the three months ended March 31, 2022 included a net loss of $32.8 million, adjusted for non-cash items of $1.1 million for depreciation and amortization, $13.8 million for provision for credit losses, $5.6 million for changes in fair value of derivative asset on loans to stockholders, $4.1 million for an increase in warrant liability fair value, and $3.2 million for stock-based compensation expense, partially offset by $2.0 million for decreases in the fair value of earnout liabilities. Excluding non-cash impacts, changes in cash flows from operations included an increase in receivables related to revenue from Member advances of $1.6 million, an increase in prepaid expenses and other current assets of $4.8 million, an increase in accrued expenses of $1.0 million, and a decrease in other non-current liabilities of $0.3 million. These changes were offset primarily by an increase in accounts payable of $2.5 million.

Cash Flows From Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $35.8 million. This included the sale and maturity of short-term investments of $65.4 million and net disbursements and collections of Member advances of $11.9 million, offset by payments for internally developed software costs of $1.9 million, the purchase of property and equipment of $0.3 million, the purchase of short-term investments of $5.1 million, and the purchase of marketable securities of $34.1 million.

During the three months ended March 31, 2022, net cash used in investing activities was $297.6 million. This included purchase of marketable securities of $302.1 million, an increase in net disbursements and collections of Member advances of $25.0 million, capitalization of internally developed software costs of $2.3 million, and the purchase of property and equipment of $0.2 million, partially offset by the sale of marketable securities of $32 million.

Cash Flows From Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $0.01 million, which primarily consisted of payments for fractional shares that resulted from a reverse stock split.

During the three months ended March 31, 2022, net cash provided by financing activities was $301.7 million, which consisted of $195.0 million in proceeds from PIPE offerings, $100.0 million in proceeds from borrowings related to the Purchase Agreement with FTX Ventures, $29.7 million in proceeds from the Business Combination, net of redemptions and $1.6 million in proceeds from stock option exercises, partially offset by $22.9 million for the payment of costs related to the Business Combination and $1.6 million related to the repurchase of common stock.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the following:

(i) Fair value of warrant liabilities;

(ii) Fair value of earnout liabilities;

(iii) Allowance for credit losses; and

(iv) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 2 in our accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 included in this report on Form 10-Q.

While our significant accounting estimates are described in the notes to our unaudited condensed consolidated financial statements, we believe that the following accounting estimates require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Warrant Liabilities

We recorded a warrant liability associated with the Debt Facility. The warrant liability was carried on our unaudited condensed consolidated balance sheets as a long-term liability estimated at fair value and extinguished immediately prior to close of the Business Combination as the warrants were exercised. Changes in the estimated fair value of this warrant liability were driven by changes in the underlying value of our Common stock and were reported as a loss (gain) in the accompanying unaudited condensed consolidated statements of operations. We utilized the binomial option-pricing model to compute the fair value and to mark to market the fair value of the warrant liability at each unaudited condensed consolidated balance sheet date. The binomial option-pricing model considers a range of assumptions related to the fair value of common stock (see below Fair Value of Common Stock for further details), volatility, dividend yield and risk-free interest rate. The binomial option pricing model includes subjective input assumptions that can materially affect the fair value estimates.

We also recorded warrant liabilities for both public and private warrants associated with the Business Combination. The warrant liabilities are carried on our unaudited condensed consolidated balance sheets as a long-term liability estimated at fair value. Changes in the estimated fair value of the warrant liabilities were driven by changes in the underlying value of our Common stock and were reported as a loss (gain) in the accompanying unaudited condensed consolidated statements of operations. We utilize the Black-Scholes model to compute the fair value and to mark to market the fair value of the private placement warrant liability at the time of the Business Combination and at each unaudited condensed consolidated balance sheet date. The public warrants were valued using the Black-Scholes model and public trading price of the warrants, when available. The Black-Scholes model considers a range of assumptions such as stock price, strike price, volatility, time to maturity, dividend yield and risk-free interest rate. The Black-Scholes pricing model includes subjective input assumptions that can materially affect the fair value estimates.

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

Allowance for Credit Losses

Member advances from contracts with Members as of the balance sheet dates are recorded at their original advance amounts reduced by an allowance for expected credit losses. We pool our Member advances, all of which are short-term in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. We use an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent Member advances balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In assessing such adjustments, we primarily evaluate current economic conditions, expectations of near-term economic trends and changes in customer payment terms and collection trends. For the measurement dates presented herein, given our methods of collecting funds, and that we have not observed meaningful changes in our customers’ payment behavior, it determined that our historical loss rates remained most indicative of our lifetime expected losses. We immediately recognize an allowance for expected credit losses upon the origination of the advance. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the condensed consolidated statements of operations.

When we determine that a Member advance is not collectible, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in the assumptions used in analyzing a specific Member advance may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $1.0 million and $0.5 million of uncertain tax positions as of March 31, 2023 and 2022, respectively, related to state income taxes and federal and state research tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at March 31, 2023 and December 31, 2022. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying unaudited condensed consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the periods ended March 31, 2023 and 2022.

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

Recently Issued Accounting Standards

Refer to Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements included in this report for a discussion of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Previously Identified Material Weaknesses

As discussed in Part II, Item 9A in our Annual Report, we identified weaknesses in our internal control over financial reporting for the years ended December 31, 2022 and 2021 because:

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

Remediation Plan and Status

Dave is implementing a plan to remediate the material weaknesses described above. Those remediation measures are ongoing and include (i) hiring additional accounting and IT personnel to bolster its financial reporting, technical and transactional accounting and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing formal controls over segregation of duties; (iii) designing and implementing formal processes, accounting policies, procedures, and controls supporting Dave’s financial close process, including creating standard balance sheet reconciliation templates and journal entry controls; (iv) designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges and computer operations controls; and (v) redesigning its internal controls around the allowance for credit losses to detect and prevent future errors.

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, please see Note 11, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included elsewhere in this report.

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

Item 1A. Risk Factors.

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in in our Annual Report for the year ended December 31, 2022 filed with the SEC on March 13, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

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

3.2	Amended and Restated Bylaws of Dave Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022)

10.1†	Amended Non-employee Director Compensation Policy

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished not filed.

† Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2023	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: May 9, 2023	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer