Form 10-Q
period 2023-06-30
Dave Inc./DE
filed 2023-08-08
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 10,470,714 shares of Class A common stock, $0.0001 par value and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DAVE INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward looking and as such are not historical facts. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance, our objectives for future operations, our liquidity, borrowing capacity, our use of cash and cash requirements and the expected effects of new accounting pronouncements, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023 (the “Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Form 10-Q involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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

•
the effects of COVID-19 outbreaks, the Russia-Ukraine war or rising inflation on Dave’s business;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,346	$22,889
Marketable securities	3,202	285
Member advances, net of allowance for credit losses of $19,751 and $24,501 as of June 30, 2023 and December 31, 2022, respectively	88,654	104,183
Short-term investments	125,129	168,789
Prepaid income taxes	821	831
Prepaid expenses and other current assets	13,948	11,591
Total current assets	281,100	308,568
Property and equipment, net	1,381	1,026
Lease right-of-use assets (related-party of $607 and $735 as of June 30, 2023 and December 31, 2022, respectively)	607	735
Intangible assets, net	12,095	10,163
Debt facility commitment fee, long-term	41	75
Restricted cash	788	788
Other non-current assets	-	137
Total assets	$296,012	$321,492
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	6,268	$11,418
Accrued expenses	13,917	10,965
Lease liabilities, short-term (related-party of $258 and $273 as of June 30, 2023 and December 31, 2022, respectively)	258	273
Legal settlement accrual	7,601	9,450
Other current liabilities	3,938	4,311
Total current liabilities	31,982	36,417
Lease liabilities, long-term (related-party of $426 and $550 as of June 30, 2023 and December 31, 2022, respectively)	426	550
Debt facility, long-term	75,000	75,000
Convertible debt, long-term	103,863	102,325
Warrant and earnout liabilities	497	516
Other non-current liabilities	126	124
Total liabilities	$211,894	$214,932
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 10,470,714 and 10,334,220 shares issued at June 30, 2023 and December 31, 2022, respectively; 10,421,151 and 10,284,657 shares outstanding at June 30, 2023 and December 31, 2022, respectively;	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively;	-	-
Additional paid-in capital	283,432	270,037
Accumulated other comprehensive loss	(869)	(1,675)
Accumulated deficit	(198,446)	(161,803)
Total stockholders’ equity	$84,118	$106,560
Total liabilities, and stockholders’ equity	$296,012	$321,492

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

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$39,163	$12,030
Member advances, net of allowance for credit losses	62,388	71,545
Debt facility commitment fee, current	66	62
Debt facility commitment fee, long-term	42	75
Total assets	$101,659	$83,712
Liabilities
Accounts payable	748	531
Long-term debt facility	75,000	75,000
Total liabilities	$75,748	$75,531

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Service based revenue, net	$54,985	$42,991	$107,561	$82,259
Transaction based revenue, net	6,250	2,814	12,602	6,097
Total operating revenues, net	61,235	45,805	120,163	88,356
Operating expenses:
Provision for credit losses	15,925	13,857	27,878	27,642
Processing and servicing costs	7,232	7,590	14,350	14,133
Advertising and marketing	14,985	20,793	24,456	32,997
Compensation and benefits	23,932	39,138	48,299	57,032
Other operating expenses	20,078	17,442	38,579	32,240
Total operating expenses	82,152	98,820	153,562	164,044
Other (income) expenses:
Interest income	(1,485)	(647)	(2,677)	(660)
Interest expense	3,027	2,288	5,925	3,843
Other strategic financing and transactional expenses	-	1,870	-	2,831
Changes in fair value of earnout liabilities	(12)	(7,594)	(37)	(9,634)
Gain on extinguishment of liability	-	(4,290)	-	(4,290)
Changes in fair value of derivative asset on loans to stockholders	-	-	-	5,572
Changes in fair value of public and private warrant liabilities	164	(17,549)	18	(13,484)
Total other expense (income), net	1,694	(25,922)	3,229	(15,822)
Net loss before provision for income taxes	(22,611)	(27,093)	(36,628)	(59,866)
Provision for income taxes	7	22	15	44
Net loss	$(22,618)	$(27,115)	$(36,643)	$(59,910)

Net loss per share:
Basic	$(1.90)	$(2.34)	$(3.09)	$(5.24)
Diluted	$(1.90)	$(2.34)	$(3.09)	$(5.24)
Weighted-average shares used to compute net loss per share
Basic	11,884,473	11,609,452	11,850,151	11,435,206
Diluted	11,884,473	11,609,452	11,850,151	11,435,206

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(22,618)	$(27,115)	$(36,643)	$(59,910)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	23	(2,430)	806	(2,430)
Comprehensive loss	$(22,595)	$(29,545)	$(35,837)	$(62,340)

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	10,284,657	$1	1,514,082	$-	$270,037	$-	$-	$(1,675)	$(161,803)	$106,560
Issuance of Class A common stock in connection with stock plans	136,494	-	-	-	2	-	-	-	-	2
Payment for fractional shares after reverse stock split	-	-	-	-	(13)	-	-	-	-	(13)
Stock-based compensation	-	-	-	-	13,406	-	-	-	-	13,406
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	806	-	806
Net loss	-	-	-	-	-	-	-	-	(36,643)	(36,643)
Balance at June 30, 2023	10,421,151	$1	1,514,082	$-	$283,432	$-	$-	$(869)	$(198,446)	$84,118

	Common stock
	Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	9,283,010	$1	1,514,082	$-	$86,830	$(15,192)	$(5)	$-	$(32,897)	$38,737
Issuance of Class A common stock in connection with stock plans	106,222	-	-	-	1,570	-	-	-	-	1,570
Issuance of Class A common stock pursuant to the PIPE financing	656,247	-	-	-	210,000	-	-	-	-	210,000
Issuance of Class A common stock pursuant to the Merger Agreement	211,415	-	-	-	(26,702)		-	-	-	(26,702)
Exercise of Series B-1 preferred stock warrants, net of settlement	14,087	-	-	-	3,365	-	-	-	-	3,365
Conversion of 2019 convertible notes and accrued interest to Class A common stock	7,040	-	-	-	720	-	-	-	-	720
Repurchase of Class A common stock	(6,203)	-	-	-	(1,588)	-	5	-	-	(1,583)
Exercise of warrant for Class A common stock	3	-	-	-	-	-	-	-	-	-
Stockholder loans interest	-	-	-	-	-	(12)	-	-	-	(12)
Exercise of derivative asset and paydown of stockholder loans	(187,945)	-	-	-	(44,885)	15,204	-	-	-	(29,681)
Extinguishment of liability	42,613	-	-	-	3,150	-	-	-	-	3,150
Stock-based compensation	-	-	-	-	26,048	-	-	-	-	26,048
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	(2,430)	-	(2,430)
Net loss	-	-	-	-	-	-	-	-	(59,910)	(59,910)
Balance at June 30, 2022	10,126,489	$1	1,514,082	$-	$258,508	$-	$-	$(2,430)	$(92,807)	$163,272

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity, Continued

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	10,352,968	$1	1,514,082	$-	$276,799	$(892)	$(175,828)	$100,080
Issuance of Class A common stock in connection with stock plans	68,183	-	-	-	1	-	-	1
Stock-based compensation	-	-	-	-	6,632	-	-	6,632
Unrealized gain on available-for-sale securities	-	-	-	-	-	23	-	23
Net loss	-	-	-	-	-	-	(22,618)	(22,618)
Balance at June 30, 2023	10,421,151	$1	1,514,082	$-	$283,432	$(869)	$(198,446)	$84,118

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	10,081,925	$1	1,514,082	$-	$232,488	$-	$(65,692)	$166,797
Issuance of Class A common stock in connection with stock plans	1,951	-	-	-	12	-	-	12
Extinguishment of liability	42,613	-	-	-	3,150	-	-	3,150
Stock-based compensation	-	-	-	-	22,858	-	-	22,858
Unrealized loss on available-for-sale securities	-	-	-	-	-	(2,430)	-	(2,430)
Net loss	-	-	-	-	-	-	(27,115)	(27,115)
Balance at June 30, 2022	10,126,489	$1	1,514,082	$-	$258,508	$(2,430)	$(92,807)	$163,272

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022

Operating activities
Net loss	$(36,643)	$(59,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,422	3,027
Provision for credit losses	27,878	27,642
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of earnout liabilities	(37)	(9,634)
Changes in fair value of warrant liabilities	18	(13,484)
Gain on extinguishment of liability	-	(4,290)
Stock-based compensation	13,406	26,048
Non-cash interest	1,532	770
Non-cash lease expense	(11)	(46)
Changes in fair value of marketable securities and short-term investments	146	25
Changes in operating assets and liabilities:
Member advances, service based revenue	676	(3,526)
Prepaid income taxes	10	665
Prepaid expenses and other current assets	(2,353)	(7,013)
Accounts payable	(5,160)	9,928
Accrued expenses	2,951	(1,870)
Legal settlement accrual	(1,849)	(197)
Other current liabilities	(373)	(338)
Other non-current liabilities	2	3
Other non-current assets	137	-
Net cash provided by (used in) operating activities	2,752	(26,628)

Investing activities
Payments for internally developed software costs	(4,068)	(4,439)
Purchase of property and equipment	(594)	(305)
Net disbursements and collections of Member advances	(13,025)	(51,189)
Purchase of short-term investments	(54,422)	(196,777)
Sale and maturity of short-term investments	98,747	-
Purchase of marketable securities	(34,345)	(302,382)
Sale of marketable securities	31,423	274,500
Net cash provided by (used in) investing activities	23,716	(280,592)

Financing activities
Proceeds from PIPE offering	-	195,000
Proceeds from escrow account	-	29,688
Payment of issuance costs	-	(23,005)
Payment for fractional shares on reverse stock split	(13)	-
Proceeds from issuance of common stock for stock option exercises	2	1,574
Repurchase of common stock	-	(1,583)
Proceeds from borrowings on convertible debt	-	100,000
Net cash (used in) provided by financing activities	(11)	301,674

Net increase (decrease) in cash and cash equivalents and restricted cash	26,457	(5,546)
Cash and cash equivalents and restricted cash, beginning of the period	23,677	32,372
Cash and cash equivalents and restricted cash, end of the period	$50,134	$26,826

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$11	$39
Conversion of convertible preferred stock to Class A common stock in connection with the reverse recapitalization	$-	$72,173
Recapitalization transaction costs liability incurred	$-	$7,500
Conversion of convertible notes and accrued interest to Class A common stock in connection with the reverse recapitalization	$-	$720
Conversion of B-1 warrants to Class A common stock in connection with the reverse recapitalization	$-	$3,365
Discharge of PIPE promissory note in connection with the reverse recapitalization	$-	$15,000

Supplemental disclosure of cash paid (received) for:
Income taxes	$4	$(644)
Interest	$3,608	$2,332

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheet with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$49,346	$26,379
Restricted cash	788	447
Total cash, cash equivalents, and restricted cash, end of the period	$50,134	$26,826

See accompanying notes to the unaudited condensed consolidated financial statements.

Note 1 Organization and Nature of Business

Overview:

Dave Inc. (“Dave” or the “Company”), a Delaware corporation, with headquarters located in Los Angeles, California, is a financial services company. Dave was originally incorporated in the State of Delaware on January 14, 2021 as a special purpose acquisition company under the name VPC Impact Acquisition Holdings III, Inc. (“VPCC”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On January 5, 2022, the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 among VPCC, Dave Inc., a Delaware corporation (“Legacy Dave”), and other entities (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name from “VPC Impact Acquisition Holdings III, Inc.” to “Dave Inc.”

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

On January 4, 2023, the Board approved an amendment to the Company’s certificate of incorporation to complete a 1-for-32 reverse stock split effective January 5, 2023. At a special meeting held on December 16, 2022, stockholders approved the reverse stock split. The primary goal of the reverse stock split was to bring the Company’s stock price above the share bid price requirement for continued listing on Nasdaq. The effects of the reverse stock split have been reflected in the unaudited condensed consolidated financial statements and the footnotes.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and a variable interest entity (“VIE”). All intercompany transactions and balances have been eliminated upon consolidation.

In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidates any VIE of which the Company is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when it is not considered the primary beneficiary. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that the Company continues to be the primary beneficiary. The Company is considered the primary beneficiary of Dave OD Funding I, LLC (“Dave OD”), as it has the power over the activities that most significantly impact the economic performance of Dave OD and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant, in accordance with accounting guidance. As a result, the Company consolidated Dave OD and all intercompany accounts have been eliminated. The carrying value of Dave OD’s assets and liabilities, after elimination of any intercompany transactions and balances are shown in the unaudited condensed consolidated balance sheets. The assets of Dave OD are restricted and its creditors have full recourse against the Company for its liabilities.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and ~~on~~ various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the:

(i) Fair value of warrant liabilities;

(ii) Fair value of earnout liabilities;

(iii) Allowance for credit losses; and

(iv) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service based revenue, net
Processing fees, net	$35,985	$23,853	$68,987	$44,831
Tips	13,139	14,546	26,899	28,494
Subscriptions	5,412	4,346	11,031	8,500
Other	449	246	644	434
Transaction based revenue, net	6,250	2,814	12,602	6,097
Total	$61,235	$45,805	$120,163	$88,356

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

Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the average expected contractual term of its advances. Direct origination costs recognized as a reduction of advance-related income during the three and six months ended June 30, 2023 were approximately $0.7 million and $2.0 million, respectively. During the three and six months ended June 30, 2022, the Company recognized direct origination costs as a reduction of advance-related income of approximately $1.1 million and $2.1 million, respectively.

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

Other service based revenue consists of lead generation fees from the Company’s Side Hustle advertising partners and revenue share from its survey partners.

Transaction Based Revenue, Net:

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants, and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from the Member’s usage of out-of-network ATMs reduced by related ATM transaction costs during the three and six months ended June 30, 2023, were $0.5 million and $0.8 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and six months ended June 30, 2022 were $0.1 million and $0.2 million, respectively.

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

Marketable Securities

Marketable securities consist of a money market mutual fund. The fair value of marketable securities is determined by quoted prices in active markets and changes in fair value are recorded in other (income) expense in the unaudited condensed consolidated statements of operations.

Short-Term Investments

Short-term investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as “available-for-sale”, as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of short-term investments is determined by quoted prices in active markets with unrealized gains and losses (other than credit related impairment) reported as a separate component of other comprehensive income. For securities with unrealized losses, inclusive of any accrued interest, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the unaudited condensed consolidated statements of comprehensive income. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pretax basis).

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

Allowance for Credit Losses

Member advances from contracts with Members as of the balance sheet dates are recorded at their original advance amounts, inclusive of outstanding processing fees and tips, and reduced by an allowance for expected credit losses. The Company pools its Member advances, all of which are short-term (average term of approximately 11 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent Member advances balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers’ payment behavior, it determined that its historical loss rates remained most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for expected credit losses upon the origination of the advance. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the unaudited condensed consolidated statements of operations.

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

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the unaudited condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the unaudited condensed consolidated statements of operations. Capitalized costs for the three and six months ended June 30, 2023, were $2.1 million and $4.1 million, respectively. Additionally, $7.7 million related to the Company's Legacy Application software asset has been fully amortized and written off as of June 30, 2023. Capitalized costs for the three and six months ended June 30, 2022, were $2.2 million and $4.4 million, respectively.

Amortization of internally developed software commences when the software is ready for its intended use (i.e., after all substantial testing is complete). Internally developed software is amortized over its estimated useful life of three years.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment are recorded at cost and depreciated over the estimated useful lives ranging from three to seven years using the straight-line method. Maintenance and repair costs are charged to operations as incurred and included within other operating expenses in the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement (“ASC 820”), provides a single definition of fair value and a common framework for measuring fair value as well as disclosure requirements for fair value measurements used in the unaudited condensed consolidated financial statements. Under ASC 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid by a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. ASC 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member cash advances, and short-term investments. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were $48.6 million at June 30, 2023 and $20.7 million at December 31, 2022, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

No Member individually exceeded 10% or more of the Company’s Member cash advances balances as of June 30, 2023 and December 31, 2022.

Leases

ASC 842, Leases (“ASC 842”) requires lessees to recognize most leases on the unaudited condensed consolidated balance sheet with a corresponding right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases are classified as financing or operating which will drive the expense recognition pattern. Lease payments on short-term leases are recognized as expense on a straight-line basis over the lease term. At the time of a lease abandonment, the operating lease right-of-use asset is derecognized, while the corresponding lease liability is evaluated by the Company based any remaining contractual obligations as of the lease abandonment date.

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

Stock-Based Compensation

Stock Option Awards:

ASC 718, Compensation-Stock Compensation (“ASC 718”), requires the estimate of the fair value of all stock-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. Under ASC 718, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. The fair value of each option award is estimated on the grant date using the Black-Scholes Option Pricing Model. As allowed by ASC 718, the Company’s estimate of expected volatility is based on its peer company average volatilities, including industry, stage of life cycle, size, and financial leverage. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. The Company recognizes forfeitures as they occur. Subsequent modifications to outstanding awards result in incremental cost if the fair value is increased as a result of the modification.

Restricted Stock Unit Awards:

Restricted stock units (“RSUs”) are valued on the grant date. The fair value of the RSUs that vest based solely on a service condition is equal to the estimated fair value of the Company’s Common Stock on the grant date. This compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For RSUs that contain both a market condition and a service condition, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized on a straight-line basis over the requisite service period of each separately vesting tranche, regardless of whether the market condition is satisfied, provided that the requisite service has been provided. These costs are a component of stock-based compensation expense, presented within compensation and benefits in the unaudited condensed consolidated statements of operations. The Company recognizes forfeitures as they occur.

Restricted Stock Awards:

Restricted stock awards (“RSAs”) are valued on the grant date. The fair value of the RSAs is equal to the estimated fair value of the Company’s Common Stock on the grant date. This compensation cost is recognized over the requisite service period as a component of stock-based compensation expense, presented within compensation and benefits in the unaudited condensed consolidated statements of operations. The Company recognizes forfeitures as they occur.

RSAs Issued to Non-Employees:

The Company issued shares of restricted stock to consultants for various advisory and consulting-related services. The Company recognized this expense, measured as the estimated value of the shares issued, as a component of stock-based compensation expense, presented within compensation and benefits in the unaudited condensed consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and six months ended June 30, 2023, were $15.0 million and $24.5 million, respectively, and are presented within advertising and marketing within the unaudited condensed consolidated statements of operations. Advertising expense for the three and six months ended June 30, 2022, were $20.8 million and $33.0 million, respectively.

Income Taxes

The Company follows ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the unaudited condensed consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more-likely-than-not that the asset will not be realized.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $1.0 million and $0.9 million of uncertain tax positions as of June 30, 2023 and December 31, 2022, respectively, related to state income taxes. and federal and state research tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.002 million and $0.002 million of interest expense and penalties as a component of income tax expense during the six months ended June 30, 2023 and 2022, respectively.

Segment Information

The Company determines its operating segments based on how its chief operating decision makers manage operations, make operating decisions, and evaluate operating performance. The Company has determined that the Chief Operating Decision Maker (“CODM”) is a joint role shared by the Chief Executive Officer and Chief Financial Officer. Based upon the way the CODM reviews financial information and makes operating decisions and considering that the CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, the service-based and transaction-based operations constitute a single operating segment and reportable segment.

Net Loss Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of June 30, 2023.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(22,618)	$(27,115)	$(36,643)	$(59,910)
Less: noncumulative dividend to convertible preferred stockholders	-	-	-	-
Less: undistributed earnings to participating securities	-	-	-	-
Net loss attributed to common stockholders—basic	(22,618)	(27,115)	(36,643)	(59,910)
Add: undistributed earnings reallocated to common stockholders	-	-	-	-
Net loss attributed to common stockholders—diluted	$(22,618)	$(27,115)	$(36,643)	$(59,910)

Denominator
Weighted-average shares of common stock—basic	11,884,473	11,609,452	11,850,151	11,435,206
Dilutive effect of convertible preferred stock	-	-	-	-
Dilutive effect of equity incentive awards	-	-	-	-
Weighted-average shares of common stock—diluted	11,884,473	11,609,452	11,850,151	11,435,206

Net loss per share
Basic	$(1.90)	$(2.34)	$(3.09)	$(5.24)
Diluted	$(1.90)	$(2.34)	$(3.09)	$(5.24)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Equity incentive awards	2,560,295	1,426,641	2,560,295	1,426,641
Convertible debt	312,500	312,500	312,500	312,500
Total	2,872,795	1,739,141	2,872,795	1,739,141

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

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	June 30, 2023	December 31, 2022
Marketable securities	$3,202	$285
Total	$3,202	$285

At June 30, 2023 and December 31, 2022, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund with a ticker symbol SSPXX. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At June 30, 2023 the investment portfolio had a weighted-average maturity of 45 days. At December 31, 2022 the investment portfolio had a weighted-average maturity of 48 days. The gain recognized in connection with the investment in marketable securities for the three and six months ended June 30, 2023 was $0.2 million and $0.3 million, respectively, and recorded as a component of interest income in the unaudited condensed consolidated statements of operations. The gain recognized in connection with the investment in marketable securities for the three and six months ended June 30, 2022 was $0.3 million and recorded as a component of interest income in the unaudited condensed consolidated statements of operations.

Note 4 Short-Term Investments

Below is a summary of short-term investments, which are measured at fair value as of June 30, 2023 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$116,938	$247	$(1,065)	$116,120
Asset-backed securities	2,150	6	(7)	2,149
Government securities	6,910	-	(50)	6,860
Total	$125,998	$253	$(1,122)	$125,129

Below is a summary of short-term investments, which are measured at fair value as of December 31, 2022 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$151,245	$100	$(1,769)	$149,576
Asset-backed securities	16,269	31	(46)	16,254
Government securities	2,950	9	-	2,959
Total	$170,464	$140	$(1,815)	$168,789

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
Corporate bonds	$31,745	$(145)	$46,110	$(920)	$77,855	$(1,065)
Asset-backed securities	-	-	684	(7)	684	(7)
Government securities	6,860	(50)	-	-	6,860	(50)
Total	$38,605	$(195)	$46,794	$(927)	$85,399	$(1,122)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Corporate bonds	$129,573	$(1,769)	$-	$-	$129,573	$(1,769)
Asset-backed securities	11,000	(46)	-	-	11,000	(46)
Government securities	-	-	-	-	-	-
Total	$140,573	$(1,815)	$-	$-	$140,573	$(1,815)

The gain recorded in connection with the investment in short-term investments for the three and six months ended June 30, 2023, was $0.2 million and $0.3 million, respectively, and was recorded as a component of interest income in the condensed consolidated statements of operations. The Company recorded no gain or loss in connection with the investment in short-term investments for the three and six months ended June 30, 2022. Accrued interest of $1.2 million and $1.4 million is included in Short-term investments within the unaudited condensed consolidated balance sheets for the period ended June 30, 2023 and December 31, 2022, respectively.

Unrealized losses on the available-for-sale investment securities as of June 30, 2023 and December 31, 2022 are primarily the result of increases in interest rates as a significant portion of the investments were purchased prior to recent increases in interest rates. The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$67,144	$66,920
Due after one year through five years	$58,854	$58,209
Total	$125,998	$125,129

Note 5 Member Cash Advances, Net

Below is a detail of Member cash advances, net as of June 30, 2023 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$76,224	$(2,060)	$74,164
11-30	11,593	(2,738)	8,855
31-60	7,926	(4,958)	2,968
61-90	6,572	(4,971)	1,601
91-120	6,090	(5,024)	1,066
Total	$108,405	$(19,751)	$88,654

Below is a detail of Member cash advances, net as of December 31, 2022 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$91,121	$(2,224)	$88,897
11-30	10,683	(2,582)	8,101
31-60	9,022	(5,529)	3,493
61-90	8,865	(6,702)	2,163
91-120	8,993	(7,464)	1,529
Total	$128,684	$(24,501)	$104,183

Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for credit losses.

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2023	$24,501
Plus: provision for credit losses	27,878
Plus: amounts recovered	6,655
Less: amounts written-off	(39,283)
Ending allowance balance at June 30, 2023	$19,751

Opening allowance balance at January 1, 2022	$11,995
Plus: provision for credit losses	27,642
Plus: amounts recovered	4,312
Less: amounts written-off	(24,799)
Ending allowance balance at June 30, 2022	$19,150

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		June 30, 2023			December 31, 2022
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$18,112	$(6,087)	$12,025	$21,694	$(11,605)	$10,089
Domain name	15.0 Years	121	(51)	70	121	(47)	74
Intangible assets, net		$18,233	$(6,138)	$12,095	$21,815	$(11,652)	$10,163

The future estimated amortization expenses as of June 30, 2023, were as follows (in thousands):

2023 (remaining)	$1,937
2024	5,021
2025	3,164
2026	1,931
2027	8
Thereafter	34
Total future amortization	$12,095

Amortization expense for the three and six months ended June 30, 2023, was $1.1 million and $2.2 million, respectively. Amortization expense for the three and six months ended June 30, 2022, was $1.6 million and $2.6 million, respectively. No impairment charges were recognized related to long-lived assets for the for the three and six months ended June 30, 2023 and 2022.

Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three and six months ended June 30, 2023, was $0.1 million and $0.3, respectively. Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three and six months ended June 30, 2022, were both $0.6 million.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Accrued charitable contributions	$2,803	$3,067
Accrued compensation	2,007	1,534
Sales tax payable	1,466	1,357
Accrued professional and program fees	6,783	4,008
Other	858	999
Total	$13,917	$10,965

Accrued charitable contributions includes amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to third parties who use the funds to provide meals to those in need. For the three and six months ended June 30, 2023, the Company pledged approximately $0.7 million and $3.2 million related to charitable donations, respectively. For the three and six months ended June 30, 2022, the Company pledged approximately $1.0 million and $2.0 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other operating expenses in the unaudited condensed consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Deferred transaction costs	$3,150	$3,150
Other	788	1,161
Total	$3,938	$4,311

Other current liabilities includes $3.2 million in deferred transaction costs associated with the Business Combination. These transaction costs were also capitalized and included within APIC in the unaudited condensed consolidated balance sheets. Other current liabilities also includes approximately $0.4 million and $0.7 million in unearned revenue as of June 30, 2023 and December 31, 2022, respectively.

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

Beginning on the 24-month anniversary of the Issuance Date continuing until the Maturity Date, if the closing price of the Common Stock equals or exceeds 175% of the Conversion Price for 20 out of the 30 consecutive trading days ending immediately preceding the delivery of the notice of the Company’s election to convert the Note, the Note will be convertible into shares of Class A Common Stock at the option of the Company, upon delivery of a written notice to the Purchaser electing to convert the Note or all or any portion of the outstanding principal amount of the Note.

At any time prior to the Maturity Date, the Company may, in its sole discretion and upon delivery of a written notice to the Purchaser electing to prepay the Note, prepay the Note without penalty by paying the Purchaser 100% of the Redemption Price. Once the Redemption Price has been delivered to the Purchaser, the Note will be canceled and retired.

The effective interest rate as of June 30, 2023 was 3.01%. As of June 30, 2023, the outstanding balance of the Note, including paid in-kind interest, was approximately $103.9 million.

Note 9 Warrant Liabilities

As of June 30, 2023, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). Following the 1-for-32 reverse stock split effective January 5, 2023, a total of 32 Public Warrants or Private Warrants would need to be exercised for one share of Class A Common Stock.

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

The Public Warrants and the Private Warrants have an exercise price of $368 per share, subject to adjustments and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

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

Contemporaneously with the execution of the Debt Facility, the Company issued warrants to the Lenders as consideration for entering into the Debt Facility, representing a loan commitment fee. The warrants vest and become exercisable based on the Company’s aggregated draw on the Debt Facility in incremental $10.0 million tranches and terminate upon the earliest to occur of (i) the fifth anniversary of the occurrence of a qualified financing event and (ii) the consummation of a liquidity event. The holders of the warrants have the ability to exercise their right to acquire a number of common shares equal to 0.2% of the fully diluted equity of the Company as of the closing date (“Equity Closing Date”) of the Company’s next equity financing with proceeds of at least $40.0 million (“Qualified Financing Event”) or immediately prior to the consummation of a liquidity event. The exercise price of the warrants is the greater of (i) 80% of the fair market value of each share of Common Stock at the Equity Closing Date and (ii) $120.0656 per share, subject to certain down-round adjustments. The warrants meet the definition of a derivative under ASC 815 and will be accounted for as a liability at fair value and subsequently remeasured to fair value at the end of each reporting period with the changes in fair value recorded in the unaudited condensed consolidated statement of operations. The initial offsetting entry to the warrant liability was an asset recorded to reflect the loan commitment fee. The loan commitment fee asset will be amortized to interest expense over the commitment period of four years. The Company estimated the fair value of the warrants at the issuance date to be $0.1 million using the Black-Scholes option-pricing model. Determining the fair value of these warrants under this model requires subjective assumptions. These estimates involve inherent uncertainties and the application of management’s judgment.

Immediately prior to the close of the Business Combination, all, or 1,664,394 of the vested warrants were exercised and net settled for 14,087 shares of Legacy Dave’s Class A Common Stock after applying the exchange ratio for the Business Combination.

Note 10 Debt Facility

In January 2021, Dave OD Funding I, LLC (“Borrower”) entered into a delayed draw senior secured loan facility (the “Debt Facility”) with Victory Park Management, LLC (“Agent”), allowing the Borrower to draw up to $100 million from various lenders associated with Victory Park Management, LLC (the “Lenders”). The Debt Facility has an interest rate of 6.95% annually plus a base rate defined as the greater of three-month LIBOR (as of the last business day of each calendar month) and 2.55%. The use of LIBOR was phased out on June 30, 2023. Effective July 1, 2023, the base rate is equal to the three-month term Secured Overnight Financing Rate (“SOFR”) plus 0.30% for all interest rate calculations. Interest is payable monthly in arrears. The Debt Facility has certain financial covenants, including a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance of $8.0 million. As of June 30, 2023, the Company was in compliance with all covenants. Payments of the loan draws are due at the following dates: (i) within five business days after the date of receipt by the Borrower and the Company (each, a “Credit Party”) or any of their subsidiaries of any net cash proceeds in excess of $250 thousand in the aggregate during any fiscal year from any asset sales (other than certain permitted dispositions), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (ii) within five business days after the date of receipt by any Credit Party or any of their subsidiaries, or the Agent as loss payee, of any net cash proceeds from any destruction or taking, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (iii) within three business days after the date of receipt by any Credit Party or any of their subsidiaries of any net cash proceeds from the incurrence of any indebtedness of any Credit Party or any of their subsidiaries (other than with respect to permitted indebtedness), the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; and (iv) (a) if extraordinary receipts are received by any Credit Party in the aggregate amount in any fiscal year in excess of $250 thousand or (b) if an event of default has occurred and is continuing at any time when any extraordinary receipts are received by any Credit Party, then within five business days of the receipt by any Credit Party of any such extraordinary receipts, the Borrower shall prepay the loans or remit such net cash proceeds in an aggregate amount equal to (x) 100% of such extraordinary receipts in excess of $250 thousand in respect of clause (a) above and (y) 100% of such extraordinary receipts in respect of clause (b) above. As of June 30, 2023 and December 31, 2022, the Company had drawn $75.0 million on the Debt Facility and had made no repayments. The debt facility matures in January 2025.

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

1. Martinsek v. Dave Inc. (filed January 9, 2020 in the California Superior Court for the County of Los Angeles)

In January 2020, a former employee of the Company filed a complaint in the California Superior Court for the County of Los Angeles against the Company and the Company’s Chief Executive Officer, asserting claims for, among other things, breach of contract, breach of fiduciary duty, conversion, and breach of the implied covenant of good faith and fair dealing. The Company settled this matter in January 2023 for approximately $6.0 million which was included in the Legal settlement accrual within the unaudited condensed consolidated balance sheet for the period ended December 31, 2022.

2. Stoffers v. Dave Inc. (filed September 16, 2020 in LA County Superior Court)

This is a purported class action lawsuit filed in connection with a July 2020 data breach. The Company is in the process of settling this matter and the estimated settlement amount of approximately $3.2 million is included in the Legal settlement accrual within the unaudited condensed consolidated balance sheets for the period ended June 30, 2023 and December 31, 2022.

3. The Company has recorded an estimated legal settlement expense in the amount of $3.8 million relating to individual claims arising from the July 2020 data breach. This accrual is also included in the Legal settlement accrual within the unaudited condensed consolidated balance sheet for the period ended June 30, 2023.

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

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the unaudited condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Operating lease cost	$164	$1,006
Short-term lease cost	8	8
Total lease cost	$172	$1,014

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Other information:
Cash paid for operating leases	$175	$1,061
Weighted-average remaining lease term - operating lease	2.43	1.91
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of June 30, 2023, were as follows (in thousands):

Year	Related-Party Commitment
2023 (remaining)	$164
2024	295
2025	310
Thereafter	-
Total minimum lease payments	$769
Less: imputed interest	(85)
Total lease liabilities	$684

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$3,202	$—	$—	$3,202
Short-term investments	—	125,129	—	125,129
Total assets	$3,202	$125,129	$—	$128,331
Liabilities
Warrant liabilities - public warrants	$197	$—	$—	$197
Warrant liabilities - private warrants	-	—	284	284
Earnout liabilities	-	—	16	16
Total liabilities	$197	$—	$300	$497

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$285	$—	$—	$285
Short-term investments	—	168,789	—	168,789
Total assets	$285	$168,789	$—	$169,074
Liabilities
Warrant liabilities - public warrants	$209	$—	$—	$209
Warrant liabilities - private warrants	-	—	254	254
Earnout liabilities	-	—	53	53
Total liabilities	$209	$—	$307	$516

The Company had no assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.

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

Short-Term Investments:

The following describes the valuation techniques used by the Company to measure the fair value of short-term investments held as of June 30, 2023 and December 31, 2022.

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

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain (loss) related to the change in fair value of the public warrant liability for three and six months ended June 30, 2023 was $0.06 million and $-0.01 million, respectively, which is presented within changes in fair value of public warrant liabilities in the unaudited condensed consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$209
Change in fair value during the period	(13)
Ending value at June 30, 2023	$197

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Class A Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the unaudited condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the private warrant liability for the three and six months ended June 30, 2023 was $0.11 million and $0.03 million , respectively, which is presented within changes in fair value of private warrant liabilities in the unaudited condensed consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$253
Change in fair value during the period	30
Ending value at June 30, 2023	$284

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the six months ended June 30, 2023:

Exercise price	$368.00
Expected volatility	147.1%
Risk-free interest rate	4.4%
Remaining term	3.51
Dividend yield	0%

Earnout Shares Liability:

As part of the reverse recapitalization, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the closing date of the Business Combination (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three and six months ended June 30, 2023 was $0.01 million and $0.04 million, respectively, which is presented within changes in fair value of earnout liabilities in the unaudited condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$53
Change in fair value during the period	(37)
Ending value at June 30, 2023	$16

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the period ended June 30, 2023:

Exercise price	$400-$480
Expected volatility	91.9%
Risk-free interest rate	4.4%
Remaining term	3.52
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

Note 14 Stockholders’ Equity

As of June 30, 2023, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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

Class A and Class V Common Stock:

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of June 30, 2023, the Company had 10,470,714 and 1,514,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of June 30, 2023, the Company had 10,421,151 and 1,514,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized approximately $6.6 million and $13.4 million of stock-based compensation expense arising from stock option and restricted stock unit grants which is recorded as a component of compensation and benefits in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. The Company recognized $22.9 million and $26.0 million of stock-based compensation expense arising from stock option and restricted stock unit grants for the three and six months ended June 30, 2022, respectively.

Stock Option Repricing:

In April 2023, the Company’s Board of Directors approved a repricing of certain previously granted and still outstanding vested and unvested stock option awards held by eligible employees and executive officers, which was approved by stockholders on June 9, 2023. As a result, the exercise price for these awards was lowered to $5.18 per share, which was the average per share closing price of the Company’s Class A Common Stock as reported on the Nasdaq Global Stock Market for the 30 trading days ending on and including June 9, 2023. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 134,931 vested and unvested stock options outstanding as of June 9, 2023, with original exercise prices ranging from $22.09 to $23.18, were repriced.

The repricing on June 9, 2023 resulted in incremental stock-based compensation expense of $0.2 million, of which $0.14 million related to vested stock option awards was expensed on the repricing date. The remaining $0.06 million related to unvested stock option awards is being amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 1.3 years as of June 9, 2023.

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

Expected volatility—Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The Company identifie3d a group of peer companies and considered their historical stock prices. In identifying peer companies, the Company considered the industry, stage of life cycle, size, and financial leverage of such other entities.

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2023	904,220	$21.04	7.3	$655
Granted	134,931	$5.18
Exercised	(2,052)	$1.22
Forfeited	(75,660)	$22.98
Expired	(171,389)	$22.71
Options outstanding, June 30, 2023	790,050	$17.83	7.2	$344
Nonvested options, June 30, 2023	457,781	$21.80	7.6	$5
Vested and exercisable, June 30, 2023	332,269	$12.36	6.5	$339

At June 30, 2023, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was approximately $9.1 million, which is expected to be recognized over a weighted-average remaining period of 3.4 years.

The Company allowed certain stock option holders to exercise unvested options to purchase shares of Common Stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of June 30, 2023 and June 30, 2022, 0 and 11,110 shares of Common Stock were subject to repurchase at a weighted-average prices of $22.09 per share, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the unaudited condensed consolidated balance sheets as such shares are considered legally outstanding.

On March 3, 2021, the Company granted the Chief Executive Officer stock options to purchase up to 358,001 shares of Common Stock in nine tranches. Each of the nine tranches contain service, market and performance conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date; however, no compensation charges are recognized until the service and performance condition are probable, which is upon the completion of a liquidity event, the achievement of specified price targets for each tranche of shares, and continuous employment. Upon the completion of the Business Combination, the performance condition was met and the Company recorded a cumulative stock-based compensation expense of $1.9 million. The options have a strike price of $23.18 per share. The Company determined the fair value of the options on the grant date to be $10.5 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free interest rate, and volatility. The derived service periods determined by the valuation for each of the nine tranches range from approximately three years to approximately seven years. Each tranche will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges related to that particular tranche will be expensed in the period in which the vesting conditions were met.

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2023	508,506	$122.27
Granted	1,635,646	$5.08
Vested	(134,442)	$84.97
Forfeited	(239,465)	$34.22
Nonvested shares at June 30, 2023	1,770,245	$28.74

At June 30, 2023, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $50.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

During the quarter ended March 31, 2023, the Company granted 629,454 RSUs to certain employees in six tranches. Each of the six tranches contain service and market conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date and the Company determined the fair value of the RSUs on the grant date to be approximately $3.0 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, risk-free interest rate, and volatility. The derived service periods determined by the valuation for each of the six tranches range from approximately two years to approximately three years. Each tranche will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges related to that particular tranche will be expensed in the period in which the vesting conditions were met.

The following table presents the key inputs and assumptions used to value the RSUs that contain service and market conditions on the grant date:

Remaining term	5.0 years
Risk-free interest rate	3.5%
Expected volatility	79.7%

Note 16 Related-Party Transactions

Leasing Arrangements:

During the three and six months ended June 30, 2023, the Company paid $0.1 million and $0.2 million, respectively, under lease agreements with PCJW, which is controlled by Company's founders (including the Company's current CEO), for general office space in Los Angeles, California, and during the three and six months ended June 30, 2022, the Company paid $0.1 million and $0.2 million, respectively.

The following is a schedule of future minimum rental payments as of June 30, 2023 under Company’s sub-lease for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2023	$164
2024	295
2025	310
Thereafter	-
Total minimum lease payments	$769
Less: imputed interest	(85)
Total lease liabilities	$684

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the unaudited condensed consolidated balance sheets.

VPCC Financing Agreement

A Senior Partner at Victory Park Capital Advisors, LLC joined the board of directors of the Company upon closing of the Business Combination. For more information about the VPC Financing Agreement, refer to Note 10, Debt Facility.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.6 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2022 respectively.

Note 18 Subsequent Events

Subsequent events are events or transactions that occur after the unaudited condensed consolidated balance sheet date, but before the unaudited condensed consolidated financial statements are available to be issued. The Company recognizes in the unaudited condensed consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the unaudited condensed consolidated balance sheet, including the estimates inherent in the process of preparing the unaudited condensed consolidated financial statements. The Company’s unaudited condensed consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the unaudited condensed consolidated balance sheet but arose after the unaudited condensed consolidated balance sheet date and before the unaudited condensed consolidated financial statements were available to be issued.

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

Further, we see a significant opportunity to address the broader short-term credit market. According to a report by The Financial Health Network (“FHN”), legacy financial institutions charge approximately $30 billion in fees annually. The FHN estimates that financially “coping” and “vulnerable” populations pay over $150 billion a year in fees and interest for access to short-term credit. Our prospective Member opportunity is also significant. We estimate that our total addressable market consists of between 160 million to 180 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.

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

We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to rewire the financial system for the everyday person. As of the date of this report, over nine million Members have opened accounts on the Dave app and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.

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

Service Based Revenue, Net

Service based revenue, net primarily consists of optional tips, optional express processing fees and subscriptions charged to Members, net of processor-related costs associated with advance disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners and reveue share from our surveys partner.

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from our Checking Product, net of interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referral fees and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained.

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

Other Operating Expenses

Other operating expenses consist primarily of technology and infrastructure (third-party Software as a Service or “SaaS”), commitments to charity, transaction based costs (program expenses, association fees, processor fees, losses from Member-disputed transactions, bank card fees and fraud-related costs), depreciation and amortization of property and equipment and intangible assets, general and recurring legal fees, rent, certain sales tax related costs, office related expenses, public relations costs, professional service fees, travel and entertainment, and insurance. Costs associated with technology and infrastructure, rent, depreciation and amortization of our property and equipment and intangible assets, professional service fees, travel and entertainment, utilities, office-related expenses, general and recurring legal fees, public relations costs, and insurance vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.

Other (Income) Expenses

Other (income) expenses consist of interest income, interest expense, other strategic financing and transactional expenses, earnout liabilities fair value adjustments, derivative asset fair value adjustments, and changes in fair value of warrant liabilities.

Provision for Income Taxes

Provision for income taxes consists of the federal and state corporate income taxes accrued based on income resulting from the sale of our services.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Service based revenue, net
Processing fees, net	$35,985	$23,853	$12,132	51%
Tips	13,139	14,546	(1,407)	-10%
Subscriptions	5,412	4,346	1,066	25%
Other	449	246	203	83%
Transaction based revenue, net	6,250	2,814	3,436	122%
Total	$61,235	$45,805	$15,430	34%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the three months ended June 30, 2023 were $36.0 million, an increase of $12.1 million, or 51%, from $23.9 million for the three months ended June 30, 2022. The increase was primarily attributable to increases in monthly transacting members and increases in total advance volume from approximately $606 million to approximately $867 million period over period along with individual average advance amounts that increased from $128 to $156 for the three months ended June 30, 2022 and June 30, 2023, respectively. Processing fees tend to increase as advance volume increases, but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance decreased slightly for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The average processing fees Members paid to expedite these advances increased modestly for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Tips

Tips for the three months ended June 30, 2023 were $13.1 million, a decrease of $1.4 million, or 10%, from $14.5 million for the three months ended June 30, 2022. The decrease was primarily attributable to lower tip engagement from our Members, offset by an increase in the average tip amounts from Members. Tip revenue tends to increase as advance volume increases, but may not always trend ratably as tips often vary depending on the total amount of the advance.

Subscriptions

Subscriptions for the three months ended June 30, 2023 were $5.4 million, an increase of $1.1 million, or 25%, from $4.3 million for the three months ended June 30, 2022. The increase was primarily attributable to higher Member engagement on our platform.

Transaction based revenue, net—Transaction based revenue, net for the three months ended June 30, 2023 was $6.3 million, an increase of $3.4 million, or 122% from $2.8 million, for the three months ended June 30, 2022. The increase was primarily attributable to the growth in Members engaging with our Checking Product and corresponding growth in the number of transactions initiated by Members.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Provision for credit losses	$15,925	$13,857	$2,068	15%
Processing and servicing costs	7,232	7,590	(358)	-5%
Advertising and marketing	14,985	20,793	(5,808)	-28%
Compensation and benefits	23,932	39,138	(15,206)	-39%
Other operating expenses	20,078	17,442	2,636	15%
Total	$82,152	$98,820	$(16,668)	-17%

Provision for credit losses—The provision for credit losses totaled $15.9 million for the three months ended June 30, 2023, compared to $13.9 million for the three months ended June 30, 2022. The increase of $2.1 million, or 15%, was primarily attributable to an increase in provision expense of $2.5 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, offset by a slight decrease in provision expense of $0.4 million related to Member advances aged 120 days and under.

The increase in provision expense of $2.5 million related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was primarily driven by the increase in total advance volume from $545.1 million during the first quarter of 2022 to $798.5 million during the first quarter of 2023, the period which includes those advances aged over 120 days as of June 30, 2023. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The slight decrease in provision expense related to Member advances aged 120 days and under was primarily attributed to a lower relative increase in advances outstanding as of June 30, 2023 from the prior quarter when compared to June 30, 2022 and the quarter prior. This dynamic resulted in a slightly lower provision expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 although overall disbursement volume increased period over period. We anticipate fluctuations in Member advances outstanding each period as they are directly correlated with the timing and volume of the disbursements and collections of Member advances during the period.

During the three months ended June 30, 2023, overall loss and collections experience of Member advances improved compared to the three months ended June 30, 2022. The historical loss rates utilized in the calculation of the allowance for credit losses also slightly improved period over period. Any changes to our historical loss and collections experience directly affects the historical loss rates utilized in the calculation of the allowance for credit losses. The changes in the allowance for credit losses, period over period, has a direct impact on the provision for credit losses expense.

For information on the aging of Member advances and a rollforward of the allowance for credit losses, refer to the tables in Note 5 Member Cash Advances, Net in the accompanying unaudited condensed consolidated financial statements included in this report.

Processing and service costs—Processing and servicing costs totaled $7.2 million for the three months ended June 30, 2023, compared to $7.6 million for the three months ended June 30, 2022. The decrease of $0.4 million, or 5%, was primarily attributable to certain payment flow optimizations and cost savings related to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $15.0 million for the three months ended June 30, 2023, compared to $20.8 million for the three months ended June 30, 2022. The decrease of $5.8 million, or 28%, was primarily attributable to an optimization of advertising efforts and decreased advertising, marketing, production and promotional spend across various social media platforms and television.

Compensation and benefits—Compensation and benefits expenses totaled $23.9 million for the three months ended June 30, 2023, compared to $39.1 million for the three months ended June 30, 2022. The decrease of $15.2 million, or 39%, was primarily attributable to the following:

•
an increase in payroll and related costs of $1.6 million, primarily due to hiring and increased headcount throughout the business, bonuses, benefits and severance payments; offset by
•
a decrease in stock-based compensation of $16.2 million, primarily due to restricted stock units granted during the second fiscal quarter of 2022; and
•
a decrease in contractor and consulting fees of $0.6 million.

Other operating expenses—Other operating expenses totaled $20.1 million for the three months ended June 30, 2023, compared to $17.4 million for the three months ended June 30, 2022. The increase of $2.6 million, or 15%, was primarily attributable to the following:

•
an increase in legal fees of $4.6 million primarily due to ongoing settlement, litigation, compliance, employment and general corporate related matters; offset by
•
a decrease in insurance related costs of $0.9 million, primarily related to lower director and officer, general liability and cyber insurance premiums;
•
a decrease in depreciation and amortization of $0.5 million, primarily due to diminished amortization related to the change in useful life of a certain intangible asset, partially offset by the increased amortization of internally developed software due to increased internally developed capitalized costs and depreciation related to leasehold improvements and equipment purchases; and
•
a decrease in rent expense of $0.4 million, due to a reduction in leased office space.

Other (income) expense

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$(1,485)	$(647)	$(838)	130%
Interest expense	3,027	2,288	739	32%
Other strategic financing and transactional expenses	-	1,870	(1,870)	-100%
Changes in fair value of earnout liabilities	(12)	(7,594)	7,582	-100%
Gain on extinguishment of liability	-	(4,290)	4,290	-100%
Changes in fair value of public and private warrant liabilities	164	(17,549)	17,713	-101%
Total	$1,694	$(25,922)	$27,616	-107%

Interest income— Interest income totaled $1.5 million for the three months ended June 30, 2023, compared to $0.6 million for three months ended June 30, 2022. The increase of $0.8 million, or 130%, was primarily attributable to a full quarter of interest earned from yields on short-term investments and marketable securities purchased during the quarter ended June 30, 2022 for the quarter ended June 30, 2023 compared to a partial quarter for the quarter ended June 30, 2022.

Interest expense— Interest expense totaled $3.0 million for the three months ended June 30, 2023, compared to $2.3 million for the three months ended June 30, 2022. The increase of $0.7 million, or 32%, was primarily attributable to higher interest rates and interest on increased borrowings from the delayed draw senior secured loan facility (the “Debt Facility”) which Dave OD Funding I, LLC (“Dave OD”) entered into during January 2021.

Other strategic financing and transactional expenses—Other strategic financing and transactional expenses totaled $0 for the three months ended June 30, 2023, compared to $1.9 million for the three months ended June 30, 2022. The decrease of $1.9 million was related to certain one-time strategic opportunities in addition to certain one-time post-closing expenses associated with the Business Combination that occurred during the three months ended June 30, 2022.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a benefit of $0.01 million for the three months ended June 30, 2023 compared to $7.6 million for the three months ended June 30, 2022. The decrease of $7.6 million, or 100%, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to decreases in our underlying Class A Common Stock price over the last 12 months.

Gain on extinguishment of liability—Gain on extinguishment of liability totaled $0 for the three months ended June 30, 2022, compared to $4.3 million for the three months ended June 30, 2022. The decrease of approximately $4.3 million, or 100%, was primarily attributable to the extinguishment of a $7.5 million liability in exchange for shares of Class A Common Stock during 2022.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled an expense of $0.2 million for the three months ended June 30, 2023, compared to a benefit of $17.5 million for the three months ended June 30, 2022. The decrease of $17.7 million, or 101%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price over the last 12 months.

Provision for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Provision for income taxes	7	22	(15)	-68%
Total	$7	$22	$(15)	-68%

Provision for income taxes for the three months ended June 30, 2023 decreased by approximately $0.02 million, or 68%, compared to the three months ended June 30, 2022. This decrease was primarily due to a decrease in state taxes, including gross margin state taxes, resulting from a favorable ruling by the Texas Supreme Court regarding the determination of state sourced service income.

Results of Operations

Comparison of the Six Months Ended June 30, 2023 and 2022

Operating revenues

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Service based revenue, net
Processing fees, net	$68,987	$44,831	$24,156	54%
Tips	26,899	28,494	(1,595)	-6%
Subscriptions	11,031	8,500	2,531	30%
Other	644	434	210	48%
Transaction based revenue, net	12,602	6,097	6,505	107%
Total	$120,163	$88,356	$31,807	36%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the six months ended June 30, 2023 were $69.0 million, an increase of $24.2 million, or 54%, from $44.8 million for the six months ended June 30, 2022. The increase was primarily attributable to increases in monthly transacting members and increases in total advance volume from approximately $1,250 million to approximately $1,665 million period over period along with average individual advance amounts that increased from $130 to $155 for six months ended June 30, 2022 and 2023, respectively. Processing fees tend to increase as advance volume increases, but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance decreased slightly for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The average processing fees Members paid to expedite these advances increased modestly for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Tips

Tips for the six months ended June 30, 2023 were $26.9 million, a decrease of $1.6 million, or 6%, from $28.5 million for the six months ended June 30, 2022. The decrease was primarily attributable to lower tip engagement from Members, offset by an increase in the average tip amounts from Members. Tip amounts tend to increase as advance volume increases, but may not always trend ratably as tips often vary depending on the total amount of the advance.

Subscriptions

Subscriptions for the six months ended June 30, 2023 were $11.0 million, an increase of $2.5 million, or 30%, from $8.5 million for the six months ended June 30, 2022. The increase was primarily attributable to higher Member engagement on our platform.

Transaction based revenue, net

Transaction based revenue, net for the six months ended June 30, 2023 was $12.6 million, an increase of $6.5 million, or 107% from $6.1 million, for the six months ended June 30, 2022. The increase was primarily attributable to the growth in Members engaging with our Checking Product and corresponding growth in the number of transactions initiated by Members.

Operating expenses

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Provision for credit losses	$27,878	$27,642	$236	1%
Processing and servicing costs	14,350	14,133	217	2%
Advertising and marketing	24,456	32,997	(8,541)	-26%
Compensation and benefits	48,299	57,032	(8,733)	-15%
Other operating expenses	38,579	32,240	6,339	20%
Total	$153,562	$164,044	$(10,482)	-6%

Provision for credit losses—The provision for credit losses totaled $27.9 million for the six months ended June 30, 2023, compared to $27.6 million for the six months ended June 30, 2022. The increase of $0.2 million, or 1%, was primarily attributable to an increase in provision expense of $12.1 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, offset by a decrease in provision expense of $11.9 million related to Member advances aged 120 days and under.

The increase in provision expense of $12.1 million related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was primarily driven by an increase in total advance volume from $1,151 million during the six months ended June 30, 2022 to $1,665 million during the six months ended June 30, 2023. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The decrease in provision expense related to Member advances aged 120 days and under was primarily attributed to strong collections performance during the six months ended June 30, 2023. The strong collections performance was due in large part to the positive seasonal effects of tax refunds on our Members during the first four months of 2023. This resulted in a decrease in Member advances outstanding as of June 30, 2023 when compared to the December 31, 2022 and a resulting decrease in provision expense for the period. We noted the opposite dynamic during the six months ended June 30, 2022 as Member advances outstanding as of June 30, 2022 exceeded Member advances outstanding as of December 31, 2022, primarily due to the 2022 summer advertising campaign. This resulted in an increase in the provision expense for the six months ended June 30, 2022. We anticipate fluctuations in Member advances outstanding each period as they are directly correlated with the timing and volume of the disbursements and collections of Member advances during the period.

During the six months ended June 30, 2023, loss and collections experience of Member advances improved compared to the six months ended June 30, 2022. The historical loss rates utilized in the calculation of the allowance for credit losses also slightly improved period over period. Any changes to our historical loss and collections experience directly affects the historical loss rates utilized in the calculation of the allowance for credit losses. The changes in the allowance for credit losses, period over period, has a direct impact on the provision for credit losses expense.

For information on the aging of Member advances and a rollforward of the allowance for credit losses, refer to the tables in Note 5 Member Cash Advances, Net in the accompanying unaudited condensed consolidated financial statements included in this report.

Processing and service costs—Processing and servicing costs totaled $14.4 million for the six months ended June 30, 2023, compared to $14.1 million for the six months ended June 30, 2022. The increase of $0.2 million, or 2%, was primarily attributable to the increase in advance volume from $1,151 million during the six months ended June 30, 2022 to $1,665 million during the six months ended June 30, 2023, offset by certain payment flow optimizations and cost savings related to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $24.5 million for the six months ended June 30, 2023, compared to $33.0 million for the six months ended June 30, 2022. The decrease of $8.5 million, or 26%, was primarily attributable to an optimization of advertising efforts and decreased advertising, marketing, production and promotional spend across various social media platforms and television.

Compensation and benefits—Compensation and benefits expenses totaled $48.3 million for the six months ended June 30, 2023, compared to $57.0 million for the six months ended June 30, 2022. The decrease of $8.7 million, or 15%, was primarily attributable to the following:

•
an increase in payroll and related costs of $5.2 million, primarily due to hiring and increased headcount throughout the business, bonuses, benefits and severance payments; offset by
•
a decrease in stock-based compensation of $12.6 million, primarily due to restricted stock units granted during the six months ended June 30, 2023; and
•
a decrease in contractor and consulting fees of $1.3 million.

Other operating expenses—Other operating expenses totaled $38.6 million for the six months ended June 30, 2023, compared to $32.2 million for the six months ended June 30, 2022. The increase of $6.3 million, or 20%, was primarily attributable to the following:

•
an increase in legal fees of $5.1 million primarily due to ongoing settlement, litigation, compliance, employment and general corporate related matters;
•
an increase in expenses related to our Checking Product of $2.7 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed; and
•
an increase in charitable contribution expenses of $1.3 million, primarily due to amounts pledged to charitable meal donations related to Members’ tips; offset by
•
a decrease in insurance related costs of $1.7 million, primarily related to lower director and officer, general liability and cyber insurance premiums; and
•
a decrease in rent expense of $0.8 million, due to a reduction in leased office space.

Other (income) expense

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$(2,677)	$(660)	$(2,017)	306%
Interest expense	5,925	3,843	2,082	54%
Other strategic financing and transactional expenses	-	2,831	(2,831)	-100%
Changes in fair value of earnout liabilities	(37)	(9,634)	9,597	-100%
Gain on extinguishment of liability	-	(4,290)	4,290	-100%
Changes in fair value of derivative asset on loans to stockholders	-	5,572	(5,572)	-100%
Changes in fair value of public and private warrant liabilities	18	(13,484)	13,502	-100%
Total	$3,229	$(15,822)	$19,051	-120%

Interest income— Interest income totaled $2.7 million for the six months ended June 30, 2023, compared to $0.7 million for six months ended June 30, 2022. The increase of $2.0 million, or 306%, was primarily attributable to a full six months of interest earned from yields on short-term investments during the six months ended June 30, 2023 compared to fewer interest-earning months during the six months ended June 30, 2022 as our short-term investments were purchased during quarter ended June 30, 2022.

Interest expense— Interest expense totaled $5.9 million for the six months ended June 30, 2023, compared to $3.8 million for the six months ended June 30, 2022. The increase of $2.1 million, or 54%, was primarily attributable to higher interest rates and interest on increased borrowings under the Debt Facility, as well as interest related to the Note with FTX Ventures

Other strategic financing and transactional expenses—Other strategic financing and transactional expenses totaled $0 for the six months ended June 30, 2023, compared to $2.8 million for the six months ended June 30, 2022. The decrease of $2.8 million was related to certain one-time strategic opportunities in addition to certain one-time post-closing expenses associated with the Business Combination that occurred during the six months ended June 30, 2022.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a benefit of $0.04 million for the six months ended June 30, 2023 compared to $9.6 million for the six months ended June 30, 2022. The decrease of $9.6 million, or 100%, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to decreases in our underlying Class A Common Stock price over the last 12 months.

Gain on extinguishment of liability—Gain on extinguishment of liability totaled $0 for the six months ended June 30, 2023, compared to $4.3 million for the six months ended June 30, 2022. The decrease of $4.3 million, or 100%, was primarily attributable to the extinguishment of a $7.5 million liability in exchange for shares of our Class A Common Stock during 2022.

Changes in fair value of derivative asset on loans to stockholders—Changes in fair value of a derivative asset on loans to stockholders totaled $0 for the six months ended June 30, 2023, compared to an expense of approximately $5.6 million for the six months ended June 30, 2022. The decrease of approximately $5.6 million, or 100%, was primarily attributable to fair value adjustments associated with options issued in connection with loans to stockholders resulting from a decrease in the underlying fair value of our Class A Common Stock as of the settlement date of the derivative asset in early 2022.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled an expense of $0.02 million for the six months ended June 30, 2023, compared to a benefit of $13.5 million for the six months ended June 30, 2022. The decrease of $13.5 million, or 100%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price over the last 12 months.

Provision for income taxes

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2023	2022	2023/2022	2023/2022
Provision for income taxes	15	44	(29)	-66%
Total	$15	$44	$(29)	-66%

Provision for income taxes for the six months ended June 30, 2023 decreased by approximately $0.03 million, or 64%, compared to the six months ended June 30, 2022. This decrease was primarily due to a decrease in state taxes, including gross margin state taxes, resulting from a favorable ruling by the Texas Supreme Court regarding the determination of state sourced service income.

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

The following table reconciles net loss to Adjusted EBITDA for the three months ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended
(in thousands)	June 30,
	2023	2022
Net loss	$(22,618)	$(27,115)
Interest expense, net	1,542	1,641
Provision for income taxes	7	22
Depreciation and amortization	1,204	1,660
Stock-based compensation	6,632	22,858
Other strategic financing and transactional expenses	-	1,870
Changes in fair value of earnout liabilities	(12)	(7,594)
Gain on extinguishment of liability	-	(4,290)
Changes in fair value of derivative asset on loans to stockholders	-	-
Changes in fair value of public and private warrant liabilities	164	(17,549)
Adjusted EBITDA	$(13,081)	$(28,497)

The following table reconciles net loss to Adjusted EBITDA for the six months ended June 30, 2023 and 2022, respectively:

	For the Six Months Ended
(in thousands)	June 30,
	2023	2022
Net loss	$(36,643)	$(59,910)
Interest expense, net	3,248	3,183
Provision for income taxes	15	44
Depreciation and amortization	2,386	2,765
Stock-based compensation	13,406	26,048
Other strategic financing and transactional expenses	-	2,831
Changes in fair value of earnout liabilities	(37)	(9,634)
Gain on extinguishment of liability	-	(4,290)
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of public and private warrant liabilities	18	(13,484)
Adjusted EBITDA	$(17,607)	$(46,875)

Liquidity and Capital Resources

In the past, we have financed our operations primarily from the issuance of preferred stock, issuances of convertible notes, funds from borrowings under the Debt Facility, and funds received as a result of the Business Combination. As of June 30, 2023 and December 31, 2022, our cash and cash equivalents, marketable securities and short-term investments balance was approximately $177.7 million and $192.0 million, respectively.

As an early-stage company, the expenses we have incurred since inception are consistent with our strategy and approach to capital allocation. We expect to incur net losses in accordance with our operating plan as we continue to expand and improve upon our financial platform.

Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs and other operations, which could materially harm our business, prospects, financial condition and operating results.

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

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have remaining terms of four months to 30 months, subject to renewal options of varying terms, and as of June 30, 2023, we had a total lease liability of $0.7 million. See Note 12, Leases in the notes to our unaudited condensed consolidated financial statements for additional information regarding our lease liabilities as of June 30, 2023.

In the near term, we expect to continue to generate ExtraCash originations relying primarily on our balance sheet cash and Debt Facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. As of June 30, 2023, $75.0 million of term loans under the Debt Facility were outstanding. See Note 11, Debt Facility in the notes to our unaudited condensed consolidated financial statements in this report. Additionally, we also have certain contractual payment obligations for interest owed under the $100.0 million Note we issued and sold pursuant to the convertible note purchase agreement (the “Purchase Agreement”) entered into with FTX Ventures. Interest payments relating to the Note are required to be made or added to the outstanding principal on a semi-annual basis. As of June 30, 2023, $3.9 million of interest was added to the outstanding principal. For more information on the Purchase Agreement with FTX Ventures, see Note 8, Convertible Note Payable.

We may use cash to acquire businesses and technologies. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Six Months Ended
Total cash provided by (used in):	June 30, 2023	June 30, 2022
Operating activities	$2,752	$(26,628)
Investing activities	23,716	(280,592)
Financing activities	(11)	301,674
Net increase (decrease) in cash and cash equivalents and restricted cash	$26,457	$(5,546)

Cash Flows From Operating Activities

During the six months ended June 30, 2023, net cash provided by operating activities increased compared to the six months ended June 30, 2022 due to increases in operating revenues, offset primarily by increases in compensation and other operating expenses to support the growth of the business. Net cash provided by operating activities for the six months ended June 30, 2023 included a net loss of $36.6 million, and excluding non-cash impacts, included an increase in prepaid expenses and other current assets of $2.4 million, a decrease in accounts payable of $5.2 million and a decrease in a legal settlement accrual of $1.8 million. These changes were offset primarily by an increase in accrued expenses of $3.0 million.

Net cash used in operating activities for the six months ended June 30, 2022 included a net loss of $59.9 million, adjusted for non-cash items of $3.0 million for depreciation and amortization, $27.6 million for provision for credit losses, $5.6 million for changes in fair value of derivative asset on loans to stockholders, and $26.0 million for stock-based compensation expense, offset by changes in the fair value of warrant liabilities of $13.5 million, changes in the fair value of earnout liabilities of $9.6 million, and $4.3 million related to a gain on extinguishment of a liability. Excluding non-cash impacts, changes in cash flows from operations included an increase in receivables related to revenue from to Member advances of $3.5 million, an increase in prepaid expenses and other current assets of $7.0 million, and a decrease in accrued expenses of $1.9 million. These changes were offset primarily by an increase in accounts payable of $9.9 million and a decrease in prepaid income taxes of $0.7 million.

Cash Flows From Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $23.7 million. This included the sale and maturity of short-term investments of $98.7 million and sale of marketable securities of $31.4 million, offset by net disbursements and collections of Member advances of $13.0 million, payments related to internally developed software costs of $4.1 million, purchases of short-term investments of $54.4 million, and purchases of marketable securities of $34.3 million.

During the six months ended June 30, 2022, net cash used in investing activities was $280.6 million. This included purchases of marketable securities of approximately $302.4 million, purchases of short-term investments of $196.8 million, net disbursements and the increase in receivables related of Member advances of approximately $51.2 million, and payments for internally developed software costs of $4.4 million, offset by the sale of marketable securities of $274.5 million.

Cash Flows From Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $11 thousand, which primarily consisted of payments for fractional shares that resulted from a reverse stock split.

During the six months ended June 30, 2022, net cash provided by financing activities was $301.7 million, which consisted of $195.0 million in proceeds from the PIPE Financing, $100.0 million in proceeds from borrowings related to the Purchase Agreement with FTX Ventures, $29.7 million in proceeds from the Business Combination, net of redemptions, and $1.6 million in proceeds from stock option exercises, partially offset by $23.0 million for the payment of costs related to the Business Combination and $1.6 million related to the repurchase of Class A Common Stock.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the following:

(i) Fair value of warrant liabilities;

(ii) Fair value of earnout liabilities;

(iii) Allowance for credit losses; and

(iv) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 2 in our accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 included in this report on Form 10-Q.

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

Warrant Liabilities

We recorded warrant liabilities for both public and private warrants associated with the Business Combination. The warrant liabilities are carried on our unaudited condensed consolidated balance sheets as a long-term liability estimated at fair value. Changes in the estimated fair value of the warrant liabilities were driven by changes in the underlying value of our Class A Common Stock and were reported as a loss (gain) in the accompanying unaudited condensed consolidated statements of operations. We utilize the Black-Scholes model to compute the fair value and to mark to market the fair value of the private placement warrant liability at the time of the Business Combination and at each unaudited condensed consolidated balance sheet date. The public warrants were valued using the Black-Scholes model and public trading price of the warrants, when available. The Black-Scholes model considers a range of assumptions such as stock price, strike price, volatility, time to maturity, dividend yield and risk-free interest rate. The Black-Scholes pricing model includes subjective input assumptions that can materially affect the fair value estimates.

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

Allowance for Credit Losses

Member advances from contracts with Members as of the balance sheet dates are recorded at their original advance amounts reduced by an allowance for expected credit losses. We pool our Member advances, all of which are short-term in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. We use an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent Member advances balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In assessing such adjustments, we primarily evaluate current economic conditions, expectations of near-term economic trends and changes in customer payment terms and collection trends. For the measurement dates presented herein, given our methods of collecting funds, and that we have not observed meaningful changes in our customers’ payment behavior, it determined that our historical loss rates remained most indicative of our lifetime expected losses. We immediately recognize an allowance for expected credit losses upon the origination of the advance. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the unaudited condensed consolidated statements of operations.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $1.0 million and $0.5 million of uncertain tax positions as of June 30, 2023 and 2022, respectively, related to state income taxes and federal and state research tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at June 30, 2023 and December 31, 2022. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying unaudited condensed consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and six month periods ended June 30, 2023 and 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Dated: August 8, 2023	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: August 8, 2023	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer