Form 10-Q
period 2023-09-30
Dave Inc./DE
filed 2023-11-07
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 25, 2023, there were 10,587,288 shares of Class A common stock, $0.0001 par value and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

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

•
changes in applicable laws or regulations and extensive and evolving government regulations (including laws and regulations related to banking as a service and bank partnerships) that impact operations and business;

•
the ability to attract or maintain a qualified workforce;

•
level of product service failures that could lead Dave members (“Members”) to use competitors’ services;

•
investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings;

•
the ability to maintain the listing of Dave Class A Common Stock on Nasdaq;

•
the effects of global conflicts or rising inflation on Dave’s business;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,608	$22,889
Marketable securities	1,638	285
Member advances, net of allowance for credit losses of $19,758 and $24,501 as of September 30, 2023 and December 31, 2022, respectively	97,124	104,183
Short-term investments	124,581	168,789
Prepaid income taxes	813	831
Prepaid expenses and other current assets	10,605	11,591
Total current assets	278,369	308,568
Property and equipment, net	1,266	1,026
Lease right-of-use assets (related-party of $541 and $735 as of September 30, 2023 and December 31, 2022, respectively)	541	735
Intangible assets, net	12,725	10,163
Debt facility commitment fee, long-term	355	75
Restricted cash	1,191	788
Other non-current assets	-	137
Total assets	$294,447	$321,492
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$9,091	$11,418
Accrued expenses	14,426	10,965
Lease liabilities, short-term (related-party of $250 and $273 as of September 30, 2023 and December 31, 2022, respectively)	250	273
Legal settlement accrual	7,415	9,450
Other current liabilities	3,699	4,311
Total current liabilities	34,881	36,417
Lease liabilities, long-term (related-party of $362 and $550 as of September 30, 2023 and December 31, 2022, respectively)	362	550
Debt facility, long-term	75,000	75,000
Convertible debt, long-term	104,654	102,325
Warrant and earnout liabilities	241	516
Other non-current liabilities	128	124
Total liabilities	$215,266	$214,932
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 10,587,288 and 10,334,220 shares issued at September 30, 2023 and December 31, 2022, respectively; 10,537,725 and 10,284,657 shares outstanding at September 30, 2023 and December 31, 2022, respectively;	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively;	-	-
Additional paid-in capital	290,187	270,037
Accumulated other comprehensive loss	(508)	(1,675)
Accumulated deficit	(210,499)	(161,803)
Total stockholders’ equity	$79,181	$106,560
Total liabilities, and stockholders’ equity	$294,447	$321,492

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

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$39,657	$12,030
Short-term investments	26,305	-
Member advances, net of allowance for credit losses	80,407	71,545
Debt facility commitment fee, current	135	62
Debt facility commitment fee, long-term	354	75
Total assets	$146,858	$83,712
Liabilities
Accounts payable	748	531
Long-term debt facility	75,000	75,000
Total liabilities	$75,748	$75,531

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues:
Service based revenue, net	$59,179	$52,795	$166,740	$135,054
Transaction based revenue, net	6,632	4,012	19,234	10,109
Total operating revenues, net	65,811	56,807	185,974	145,163
Operating expenses:
Provision for credit losses	15,983	18,353	43,861	45,995
Processing and servicing costs	7,064	9,494	21,414	23,627
Advertising and marketing	13,914	24,090	38,370	57,087
Compensation and benefits	23,081	24,294	71,380	81,326
Other operating expenses	16,343	18,498	54,922	50,738
Total operating expenses	76,385	94,729	229,947	258,773
Other (income) expenses:
Interest income	(1,332)	(1,171)	(4,009)	(1,831)
Interest expense	3,057	2,403	8,982	6,246
Legal settlement and litigation expenses	-	6,845	-	6,845
Other strategic financing and transactional expenses	-	2,209	-	5,040
Changes in fair value of earnout liabilities	2	18	(35)	(9,616)
Gain on extinguishment of liability	-	-	-	(4,290)
Changes in fair value of derivative asset on loans to stockholders	-	-	-	5,572
Changes in fair value of public and private warrant liabilities	(257)	(748)	(239)	(14,232)
Total other expense (income), net	1,470	9,556	4,699	(6,266)
Net loss before provision for income taxes	(12,044)	(47,478)	(48,672)	(107,344)
Provision for income taxes	9	26	24	70
Net loss	$(12,053)	$(47,504)	$(48,696)	$(107,414)

Net loss per share:
Basic	$(1.01)	$(4.06)	$(4.10)	$(9.32)
Diluted	$(1.01)	$(4.06)	$(4.10)	$(9.32)
Weighted-average shares used to compute net loss per share
Basic	11,960,078	11,702,147	11,887,199	11,525,164
Diluted	11,960,078	11,702,147	11,887,199	11,525,164

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(12,053)	$(47,504)	$(48,696)	$(107,414)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	362	(596)	1,167	(3,026)
Comprehensive loss	$(11,691)	$(48,100)	$(47,529)	$(110,440)

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	10,284,657	$1	1,514,082	$-	$270,037	$-	$-	$(1,675)	$(161,803)	$106,560
Issuance of Class A common stock in connection with stock plans	253,068	-	-	-	17	-	-	-	-	17
Payment for fractional shares after reverse stock split	-	-	-	-	(13)	-	-	-	-	(13)
Stock-based compensation	-	-	-	-	20,146	-	-	-	-	20,146
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	1,167	-	1,167
Net loss	-	-	-	-	-	-	-	-	(48,696)	(48,696)
Balance at September 30, 2023	10,537,725	$1	1,514,082	$-	$290,187	$-	$-	$(508)	$(210,499)	$79,181

	Common stock
	Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	9,283,010	$1	1,514,082	$-	$86,830	$(15,192)	$(5)	$-	$(32,897)	$38,737
Issuance of Class A common stock in connection with stock plans	228,879	-	-	-	1,655	-	-	-	-	1,655
Issuance of Class A common stock pursuant to the PIPE financing	656,247	-	-	-	210,000	-	-	-	-	210,000
Issuance of Class A common stock pursuant to the Merger Agreement	211,415	-	-	-	(26,701)		-	-	-	(26,701)
Exercise of Series B-1 preferred stock warrants, net of settlement	14,087	-	-	-	3,365	-	-	-	-	3,365
Conversion of 2019 convertible notes and accrued interest to Class A common stock	7,040	-	-	-	720	-	-	-	-	720
Repurchase of Class A common stock	(6,203)	-	-	-	(1,588)	-	5	-	-	(1,583)
Exercise of warrant for Class A common stock	3	-	-	-	-	-	-	-	-	-
Stockholder loans interest	-	-	-	-	-	(12)	-	-	-	(12)
Exercise of derivative asset and paydown of stockholder loans	(187,945)	-	-	-	(44,886)	15,204	-	-	-	(29,682)
Extinguishment of liability	42,613	-	-	-	3,150	-	-	-	-	3,150
Stock-based compensation	-	-	-	-	34,016	-	-	-	-	34,016
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	(3,026)	-	(3,026)
Net loss	-	-	-	-	-	-	-	-	(107,414)	(107,414)
Balance at September 30, 2022	10,249,146	$1	1,514,082	$-	$266,561	$-	$-	$(3,026)	$(140,311)	$123,225

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity, Continued

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	10,421,151	$1	1,514,082	$-	$283,432	$(869)	$(198,446)	$84,118
Issuance of Class A common stock in connection with stock plans	116,574	-	-	-	15	-	-	15
Stock-based compensation	-	-	-	-	6,740	-	-	6,740
Unrealized gain on available-for-sale securities	-	-	-	-	-	361	-	361
Net loss	-	-	-	-	-	-	(12,053)	(12,053)
Balance at September 30, 2023	10,537,725	$1	1,514,082	$-	$290,187	$(508)	$(210,499)	$79,181

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	10,126,489	$1	1,514,082	$-	$258,508	$(2,430)	$(92,807)	$163,272
Issuance of Class A common stock in connection with stock plans	122,656	-	-	-	87	-	-	87
Extinguishment of liability	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	7,966	-	-	7,966
Unrealized loss on available-for-sale securities	-	-	-	-	-	(596)	-	(596)
Net loss	-	-	-	-	-	-	(47,504)	(47,504)
Balance at September 30, 2022	10,249,146	$1	1,514,082	$-	$266,561	$(3,026)	$(140,311)	$123,225

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Operating activities
Net loss	$(48,696)	$(107,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,863	5,549
Provision for credit losses	43,861	45,995
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of earnout liabilities	(35)	(9,616)
Changes in fair value of warrant liabilities	(239)	(14,232)
Gain on extinguishment of liability	-	(4,290)
Stock-based compensation	20,146	34,074
Non-cash interest	2,320	1,534
Non-cash lease expense	(17)	(99)
Changes in fair value of marketable securities and short-term investments	211	(776)
Changes in operating assets and liabilities:
Member advances, service based revenue	(2,534)	(5,351)
Prepaid income taxes	18	690
Prepaid expenses and other current assets	603	(5,276)
Accounts payable	(2,334)	3,565
Accrued expenses	3,460	3,057
Legal settlement accrual	(2,035)	6,349
Other current liabilities	(612)	(275)
Other non-current liabilities	4	-
Other non-current assets	137	-
Net cash provided by (used in) operating activities	18,121	(40,944)

Investing activities
Payments for internally developed software costs	(5,888)	(6,442)
Purchase of property and equipment	(658)	(510)
Net disbursements and collections of Member advances	(34,268)	(77,629)
Purchase of short-term investments	(92,024)	(197,799)
Sale and maturity of short-term investments	137,193	10,249
Purchase of marketable securities	(34,385)	(300,641)
Sale of marketable securities	33,027	308,844
Net cash provided by (used in) investing activities	2,997	(263,928)

Financing activities
Proceeds from PIPE offering	-	195,000
Proceeds from escrow account	-	29,688
Payment of issuance costs	-	(23,005)
Payment for fractional shares on reverse stock split	(13)	-
Proceeds from issuance of common stock for stock option exercises	17	1,660
Repurchase of common stock	-	(1,583)
Proceeds from borrowings on convertible debt	-	100,000
Proceeds from borrowings on debt and credit facilities		10,000
Net cash provided by financing activities	4	311,760

Net increase in cash and cash equivalents and restricted cash	21,122	6,888
Cash and cash equivalents and restricted cash, beginning of the period	23,677	32,372
Cash and cash equivalents and restricted cash, end of the period	$44,799	$39,260

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$7	$4
Conversion of convertible preferred stock to Class A common stock in connection with the reverse recapitalization	$-	$72,173
Recapitalization transaction costs liability incurred	$-	$7,500
Conversion of convertible notes and accrued interest to Class A common stock in connection with the reverse recapitalization	$-	$720
Conversion of B-1 warrants to Class A common stock in connection with the reverse recapitalization	$-	$3,365
Discharge of PIPE promissory note in connection with the reverse recapitalization	$-	$15,000

Supplemental disclosure of cash paid (received) for:
Income taxes	$4	$(644)
Interest	$3,608	$3,761

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheet with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$43,608	$38,558
Restricted cash	1,191	702
Total cash, cash equivalents, and restricted cash, end of the period	$44,799	$39,260

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and ~~on~~ various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the:

(i) Fair value of warrant liabilities;

(ii) Fair value of earnout liabilities;

(iii) Allowance for credit losses; and

(iv) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service based revenue, net
Processing fees, net	$39,166	$29,793	$108,153	$74,624
Tips	14,548	17,496	41,447	45,991
Subscriptions	5,119	5,192	16,150	13,691
Other	346	314	990	748
Transaction based revenue, net	6,632	4,012	19,234	10,109
Total	$65,811	$56,807	$185,974	$145,163

Service Based Revenue, Net

Service based revenue, net primarily consists of optional tips, optional processing fees, and subscriptions charged to Members, net of processor costs associate with advance disbursements. Member advances are treated as financial receivables under ASC 310 Receivables (“ASC 310”) and processing fees, net and tips are also accounted for in accordance with ASC 310.

Processing Fees, Net:

Processing fees apply when a Member requests an expedited cash advance. At the Member’s election, the Company expedites the funding of advance funds within eight hours of the advance approval, as opposed to the customary two or three business days. Processing fees are nonrefundable loan origination fees and are recognized as revenues over the average expected contractual term of its advances.

Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the average expected contractual term of its advances. Direct origination costs recognized as a reduction of advance-related income during the three and nine months ended September 30, 2023 were approximately $0.7 million and $2.7 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized direct origination costs as a reduction of advance-related income of approximately $1.5 million and $3.6 million, respectively.

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

Price concessions granted to Members who have insufficient funds when subscription fees are due and not collected are forms of variable consideration under the Company’s contracts with Members. For price concessions, the Company has elected, as an accounting policy, to account for price concessions for the month at the end of the reporting month based on the actual amount of concessions granted.

Other service based revenue consists of lead generation fees from the Company’s Side Hustle advertising partners and revenue share from its survey partners.

Transaction Based Revenue, Net:

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants, and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from the Member’s usage of out-of-network ATMs reduced by related ATM transaction costs during the three and nine months ended September 30, 2023, were $0.5 million and $1.3 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and nine months ended September 30, 2022 were $0.3 million and $0.5 million, respectively.

Processing and Servicing Costs

Processing costs consist of amounts paid to third party processors for the recovery of advances, tips, processing fees, and subscriptions. These costs also include fees paid for services to connect Member’s bank accounts to the Company’s application. Except for processing and service costs associated with advance disbursements, which are recorded net against revenue, all other processing and service costs are expensed as incurred.

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

Member Advances

Member advances include ExtraCash advances, fees, and tips, net of certain direct origination costs and allowance for credit losses. Management’s intent is to hold advances until the earlier of repayment or payoff date. Members’ cash advances are treated as financial receivables under ASC 310.

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

When the Company determines that a Member advance is not collectible, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in circumstances related to a specific Member advance may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the unaudited condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the unaudited condensed consolidated statements of operations. Capitalized costs for the three and nine months ended September 30, 2023, were $1.8 million and $5.9 million, respectively. Additionally, $7.7 million related to the Company's legacy advance application software asset has been fully amortized and written off as of June 2023. Capitalized costs for the three and nine months ended September 30, 2022, were $2.0 million and $6.4 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member cash advances, and short-term investments. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were $42.8 million at September 30, 2023 and $20.7 million at December 31, 2022, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

No Member individually exceeded 10% or more of the Company’s Member cash advances balances as of September 30, 2023 or December 31, 2022.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2023, were $13.9 million and $38.4 million, respectively, and are presented within advertising and marketing within the unaudited condensed consolidated statements of operations. Advertising costs for the three and nine months ended September 30, 2022, were $24.1 million and $57.1 million, respectively.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $1.1 million and $0.9 million of uncertain tax positions as of September 30, 2023 and December 31, 2022, respectively, related to state income taxes. and federal and state research tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.005 million and $0.003 million of interest expense and penalties as a component of income tax expense during the nine months ended September 30, 2023 and 2022, respectively.

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

Net Loss Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of September 30, 2023.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(12,053)	$(47,504)	$(48,696)	$(107,414)
Less: noncumulative dividend to convertible preferred stockholders	-	-	-	-
Less: undistributed earnings to participating securities	-	-	-	-
Net loss attributed to common stockholders—basic	(12,053)	(47,504)	(48,696)	(107,414)
Add: undistributed earnings reallocated to common stockholders	-	-	-	-
Net loss attributed to common stockholders—diluted	$(12,053)	$(47,504)	$(48,696)	$(107,414)

Denominator
Weighted-average shares of common stock—basic	11,960,078	11,702,147	11,887,199	11,525,164
Dilutive effect of convertible preferred stock	-	-	-	-
Dilutive effect of equity incentive awards	-	-	-	-
Weighted-average shares of common stock—diluted	11,960,078	11,702,147	11,887,199	11,525,164

Net loss per share
Basic	$(1.01)	$(4.06)	$(4.10)	$(9.32)
Diluted	$(1.01)	$(4.06)	$(4.10)	$(9.32)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Equity incentive awards	2,408,298	1,493,939	2,408,298	1,493,939
Convertible debt	312,500	312,500	312,500	312,500
Total	2,720,798	1,806,439	2,720,798	1,806,439

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

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	September 30, 2023	December 31, 2022
Marketable securities	$1,638	$285
Total	$1,638	$285

At September 30, 2023 and December 31, 2022, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund with a ticker symbol SSPXX. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At September 30, 2023 the investment portfolio had a weighted-average maturity of 45 days. At December 31, 2022 the investment portfolio had a weighted-average maturity of 48 days. The gain recognized in connection with the investment in marketable securities for the three and nine months ended September 30, 2023 was $0.04 million and $0.4 million, respectively, and recorded as a component of interest income in the unaudited condensed consolidated statements of operations. The gain recognized in connection with the investment in marketable securities for the three and nine months ended September 30, 2022 was $0.1 million and $0.4 million, respectively, and recorded as a component of interest income in the unaudited condensed consolidated statements of operations.

Note 4 Short-Term Investments

Below is a summary of short-term investments, which are measured at fair value as of September 30, 2023 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$90,860	$257	$(937)	$90,180
Asset-backed securities	1,276	9	(4)	1,281
Government securities	32,953	204	(37)	33,120
Total	$125,089	$470	$(978)	$124,581

Below is a summary of short-term investments, which are measured at fair value as of December 31, 2022 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$151,245	$100	$(1,769)	$149,576
Asset-backed securities	16,269	31	(46)	16,254
Government securities	2,950	9	-	2,959
Total	$170,464	$140	$(1,815)	$168,789

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
Corporate bonds	$19,628	$(151)	$36,484	$(786)	$56,113	$(937)
Asset-backed securities	-	-	482	(4)	482	(4)
Government securities	4,538	(37)	-	-	4,538	(37)
Total	$24,166	$(188)	$36,966	$(790)	$61,133	$(978)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Corporate bonds	$129,573	$(1,769)	$-	$-	$129,573	$(1,769)
Asset-backed securities	11,000	(46)	-	-	11,000	(46)
Government securities	-	-	-	-	-	-
Total	$140,573	$(1,815)	$-	$-	$140,573	$(1,815)

The gain recorded in connection with the investment in short-term investments for the three and nine months ended September 30, 2023, was $0.2 million and $0.5 million, respectively, and was recorded as a component of interest income in the condensed consolidated statements of operations. The gain or loss in connection with the investment in short-term investments for the three and nine months ended September 30, 2022 was insignificant. Accrued interest of $1.0 million and $1.4 million is included in short-term investments within the unaudited condensed consolidated balance sheets for the period ended September 30, 2023 and December 31, 2022, respectively.

Unrealized losses on the available-for-sale investment securities as of September 30, 2023 and December 31, 2022 are primarily the result of increases in interest rates as a significant portion of the investments were purchased prior to the Federal reserve commenced interest rate increases in 2022. The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$91,418	$91,629
Due after one year through five years	$33,671	$32,952
Total	$125,089	$124,581

Note 5 Member Cash Advances, Net

Below is a detail of Member cash advances, net as of September 30, 2023 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$86,578	$(2,578)	$84,000
11-30	10,842	(2,650)	8,192
31-60	7,159	(4,612)	2,547
61-90	5,829	(4,507)	1,322
91-120	6,474	(5,411)	1,063
Total	$116,882	$(19,758)	$97,124

Below is a detail of Member cash advances, net as of December 31, 2022 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$91,121	$(2,224)	$88,897
11-30	10,683	(2,582)	8,101
31-60	9,022	(5,529)	3,493
61-90	8,865	(6,702)	2,163
91-120	8,993	(7,464)	1,529
Total	$128,684	$(24,501)	$104,183

Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for credit losses.

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2023	$24,501
Plus: provision for credit losses	43,861
Plus: amounts recovered	9,422
Less: amounts written-off	(58,026)
Ending allowance balance at September 30, 2023	$19,758

Opening allowance balance at January 1, 2022	$11,995
Plus: provision for credit losses	45,995
Plus: amounts recovered	6,662
Less: amounts written-off	(42,536)
Ending allowance balance at September 30, 2022	$22,116

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		September 30, 2023			December 31, 2022
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$19,931	$(7,274)	$12,657	$21,694	$(11,605)	$10,089
Domain name	15.0 Years	121	(53)	68	121	(47)	74
Intangible assets, net		$20,052	$(7,327)	$12,725	$21,815	$(11,652)	$10,163

The future estimated amortization expenses as of September 30, 2023, were as follows (in thousands):

2023 (remaining)	$1,344
2024	5,627
2025	3,770
2026	1,942
2027	8
Thereafter	34
Total future amortization	$12,725

Amortization expense for the three and nine months ended September 30, 2023, was $1.2 million and $3.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2022, was $2.3 million and $4.9 million, respectively. No impairment charges were recognized related to long-lived assets for the for the three and nine months ended September 30, 2023 and 2022.

Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three and nine months ended September 30, 2023, was $0 and $0.3 million, respectively. Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three and nine months ended September 30, 2022, was $1.5 million and 2.1 million, respectively.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Accrued charitable contributions	$3,752	$3,067
Accrued compensation	2,686	1,534
Sales tax payable	1,577	1,357
Accrued professional and program fees	5,369	4,008
Other	1,042	999
Total	$14,426	$10,965

Accrued charitable contributions includes amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to a third party who uses the funds to provide meals to those in need. For the three and nine months ended September 30, 2023, the Company pledged approximately $0.9 million and $4.2 million related to charitable donations, respectively. For the three and nine months ended September 30, 2022, the Company pledged approximately $0.9 million and $2.9 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other operating expenses in the unaudited condensed consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Deferred transaction costs	$3,150	$3,150
Other	549	1,161
Total	$3,699	$4,311

Other current liabilities includes $3.2 million in deferred transaction costs associated with the Business Combination. These transaction costs were also capitalized and included within APIC in the unaudited condensed consolidated balance sheets. Other current liabilities also includes approximately $0.2 million and $0.7 million in unearned revenue as of September 30, 2023 and December 31, 2022, respectively.

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

The effective interest rate as of September 30, 2023 was 3.01%. As of September 30, 2023, the outstanding balance of the Note, including paid in-kind interest, was approximately $104.7 million.

Note 9 Warrant Liabilities

As of September 30, 2023, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). Following the 1-for-32 reverse stock split effective January 5, 2023, a total of 32 Public Warrants or Private Warrants would need to be exercised for one share of Class A Common Stock.

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

Note 10 Debt Facility

In January 2021, Dave OD Funding I, LLC (“Borrower”) entered into a delayed draw senior secured loan facility (the “Debt Facility”) with Victory Park Management, LLC (“Agent”), and allowed the Borrower to draw up to $100 million from various lenders (the “Lenders”) associated with Victory Park Management, LLC. The Debt Facility had an interest rate of 6.95% annually plus a base rate defined as the greater of the three-month London interbank offered rate ("LIBOR") as of the last business day of each calendar month and 2.55%. Interest is payable monthly in arrears. The Debt Facility contained certain financial covenants, including a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance of $8.0 million.

On September 13, 2023, the Company executed the Third Amendment to the Debt Facility with the existing Lenders. The Third Amendment, among other things: (i) increases the secured loan facility commitment amount by $50 million to a total of $150 million; (ii) extends the maturity date of the Debt Facility from January 2025 to December 2026; (iii) adds a liquidity trigger threshold, measured as of the last day of any calendar month, equal to the lesser of (a) the trailing six-month EBITDA as of such date, (b) the product of (A) the trailing three-month EBITDA as of such date, multiplied by (B) two (2), and (c) zero ($0)[1] ; (iv) increases the minimum liquidity threshold, a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance, from $8.0 million to $15 million (v) replaces LIBOR with the secured overnight financing rate ("SOFR") and updates interest rates to the base rate (or if greater, SOFR for such date for a 3-month tenor and 3.00%) plus 5.00% per annum on that portion of the aggregate outstanding principal balance that is less than or equal to $75 million, plus the base rate plus 4.50% per annum on that portion of the aggregate outstanding principal balance, if any, that is greater than $75 million; (vi) updates prepayment premiums for early or voluntary principal repayments and (vii) the Company's guaranty (the limited guaranty was secured by a first-priority lien against substantially all of the Company's assets) of up to $25,000,000 of the Borrower's obligations under the Debt Facility has been terminated.

Payments of the loan draws are due at the following dates: (i) within five business days after the date of receipt by the Borrower of any net cash proceeds in excess of $0.25 million in the aggregate during any fiscal year from any asset sales (other than certain permitted dispositions), Borrower must prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (ii) within five business days after the date of receipt by Borrower, or the Agent as loss payee, of any net cash proceeds from any destruction or taking, the Borrower must prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; (iii) within three business days after the date of receipt by Borrower of any net cash proceeds from the incurrence of any indebtedness of Borrower (other than with respect to permitted borrower indebtedness), the Borrower will prepay the loans or remit such net cash proceeds in an aggregate amount equal to 100% of such net cash proceeds; and (iv) (a) if extraordinary receipts are received by Borrower in the aggregate amount in any fiscal year in excess of $0.25 million or (b) if an event of default has occurred and is continuing at any time when any extraordinary receipts are received by Borrower, then within five business days of the receipt by Borrower of any such extraordinary receipts, the Borrower must prepay the loans or remit such net cash proceeds in an aggregate amount equal to (x) 100% of such extraordinary receipts in excess of $0.25 million in respect of clause (a) above and (y) 100% of such extraordinary receipts in respect of clause (b) above.

As of September 30, 2023 and December 31, 2022, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

The Third Amendment was accounted for as a debt modification and, accordingly, the Company capitalized $0.4 million of financing costs which will be recognized within the statement of operations evenly through maturity date of the Debt Facility, no gain or loss was recognized. As of September 30, 2023, the Company was in compliance with all covenants.

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

2. Stoffers v. Dave Inc. (filed September 16, 2020 in LA County Superior Court)

This is a purported class action lawsuit filed in connection with a July 2020 data breach. The Company is in the process of settling this matter and the estimated settlement amount of approximately $3.1 million is included in the Legal settlement accrual within the unaudited condensed consolidated balance sheets for the period ended September 30, 2023 and December 31, 2022.

The Company has recorded an estimated legal settlement expense in the amount of $4.3 million relating to individual claims arising from the July 2020 data breach. This accrual is also included in the Legal settlement accrual within the unaudited condensed consolidated balance sheet for the period ended September 30, 2023. In October 2023, the Company paid $3.3 million of the estimated $4.3 million in legal settlement expense. The Company will settle the remaining amounts at a later time.

Note 12 Leases

In December 2018, the Company entered into a sublease agreement with PCJW Properties LLC (“PCJW”), controlled by Company’s founders (including the Company’s current CEO), for general office space next door to its other leased property in Los Angeles, California, detailed below. The lease term is five years subject to early termination by either party, beginning November 2018 and ending October 2023. The current monthly lease paymen~~t~~ is $0.006 million, subject to an annual escalation of 4%.

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

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the unaudited condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Nine Months Ended
	9/30/2023	9/30/2022
Operating lease cost	$247	$2,058
Short-term lease cost	8	26
Total lease cost	$255	$2,084

	For the Nine Months Ended
	9/30/2023	9/30/2022
Other information:
Cash paid for operating leases	$263	$1,457
Weighted-average remaining lease term - operating lease	2.23	3.08
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of September 30, 2023, were as follows (in thousands):

Year	Related-Party Commitment
2023 (remaining)	$76
2024	295
2025	310
Thereafter	-
Total minimum lease payments	$681
Less: imputed interest	(69)
Total lease liabilities	$612

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,638	$—	$—	$1,638
Short-term investments	—	124,581	—	124,581
Total assets	$1,638	$124,581	$—	$126,219
Liabilities
Warrant liabilities - public warrants	$103	$—	$—	$103
Warrant liabilities - private warrants	-	—	120	120
Earnout liabilities	-	—	18	18
Total liabilities	$103	$—	$138	$241

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$285	$—	$—	$285
Short-term investments	—	168,789	—	168,789
Total assets	$285	$168,789	$—	$169,074
Liabilities
Warrant liabilities - public warrants	$209	$—	$—	$209
Warrant liabilities - private warrants	-	—	254	254
Earnout liabilities	-	—	53	53
Total liabilities	$209	$—	$307	$516

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.

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

Short-Term Investments:

The following describes the valuation techniques used by the Company to measure the fair value of short-term investments held as of September 30, 2023 and December 31, 2022.

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

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the public warrant liability for three and nine months ended September 30, 2023 were both $0.1 million, which is presented within changes in fair value of public warrant liabilities in the unaudited condensed consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$209
Change in fair value during the period	(107)
Ending value at September 30, 2023	$103

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Class A Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the unaudited condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the private warrant liability for the three and nine months ended September 30, 2023 was $0.2 million and $0.1 million, respectively, which is presented within changes in fair value of private warrant liabilities in the unaudited condensed consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$253
Change in fair value during the period	(133)
Ending value at September 30, 2023	$120

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the nine months ended September 30, 2023:

Exercise price	$368.00
Expected volatility	117.1%
Risk-free interest rate	4.8%
Remaining term	3.26 years
Dividend yield	0%

Earnout Shares Liability:

As part of the reverse recapitalization, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the closing date of the Business Combination (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The (loss)/gain related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three and nine months ended September 30, 2023 was ($0.002) million and $0.04 million, respectively, which are presented within changes in fair value of earnout liabilities in the unaudited condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$53
Change in fair value during the period	(35)
Ending value at September 30, 2023	$18

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the period ended September 30, 2023:

Exercise price	$400-$480
Expected volatility	91.6%
Risk-free interest rate	4.8%
Remaining term	3.27 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

Note 14 Stockholders’ Equity

As of September 30, 2023, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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

Class A and Class V Common Stock:

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock will at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of September 30, 2023, the Company had 10,587,288 and 1,514,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of September 30, 2023, the Company had 10,537,725 and 1,514,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized approximately $6.7 million and $20.1 million of stock-based compensation expense arising from stock option and restricted stock unit grants which is recorded as a component of compensation and benefits in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized $8.0 million and $34.1 million of stock-based compensation expense arising from stock option and restricted stock unit grants for the three and nine months ended September 30, 2022, respectively.

Stock Option Repricing:

In April 2023, the Company’s Board of Directors approved a repricing of certain previously granted and still outstanding vested and unvested stock option awards held by eligible employees, which was approved by stockholders on June 9, 2023. As a result, the exercise price for these awards was lowered to $5.18 per share, which was the average per share closing price of the Company’s Class A Common Stock as reported on the Nasdaq Global Stock Market for the 30 trading days ending on and including June 9, 2023. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 134,931 vested and unvested stock options outstanding as of June 9, 2023, with original exercise prices ranging from $22.09 to $23.18, were repriced.

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

In September 2023, the Company’s Board of Directors approved a repricing of certain previously granted and still outstanding vested and unvested stock option awards held by eight remaining eligible employees excluded from the aforementioned June 9th repricing. As a result, the exercise price for these awards was lowered to $7.23 per share, which was the average per share closing price of the Company’s Class A Common Stock as reported on the Nasdaq Global Stock Market for the 30 trading days ending on and including September 13, 2023. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 200,571 vested and unvested stock options outstanding as of September 13, 2023, with original exercise prices ranging from $22.09 to $23.18, were repriced.

The repricing on September 13, 2023 resulted in incremental stock-based compensation expense of $0.2 million, of which $0.17 million related to vested stock option awards was expensed on the repricing date. The remaining $0.07 million related to unvested stock option awards is being amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 1.0 years as of September 13, 2023.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2023	904,220	$21.04	7.3	$655
Granted	335,502	$6.41
Exercised	(4,778)	$2.44
Forfeited	(140,950)	$21.89
Expired	(317,854)	$22.83
Options outstanding, September 30, 2023	776,140	$13.93	6.6	$523
Nonvested options, September 30, 2023	428,165	$20.42	7.4	$28
Vested and exercisable, September 30, 2023	347,975	$5.96	5.6	$495

At September 30, 2023, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was approximately $7.8 million, which is expected to be recognized over a weighted-average remaining period of 3.3 years.

The Company allowed certain stock option holders to exercise unvested options to purchase shares of Common Stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of September 30, 2023 and September 30, 2022, 0 and 8,332 shares of Common Stock were subject to repurchase at a weighted-average prices of $22.09 per share, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the unaudited condensed consolidated balance sheets as such shares are considered legally outstanding.

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

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2023	508,506	$122.27
Granted	1,735,135	$5.10
Vested	(248,290)	$68.15
Forfeited	(363,193)	$26.33
Nonvested shares at September 30, 2023	1,632,158	$27.29

At September 30, 2023, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $44.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

Note 16 Related-Party Transactions

Leasing Arrangements:

During the three and nine months ended September 30, 2023, the Company paid $0.1 million and $0.2 million, respectively, under lease agreements with PCJW, which is controlled by Company's founders (including the Company's current CEO), for general office space in Los Angeles, California, and during the three and nine months ended September 30, 2022, the Company paid $0.1 million and $0.2 million, respectively.

The following is a schedule of future minimum rental payments as of September 30, 2023 under Company’s sub-lease for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2023	$76
2024	295
2025	310
Thereafter	-
Total minimum lease payments	$681
Less: imputed interest	(69)
Total lease liabilities	$612

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the unaudited condensed consolidated balance sheets.

Debt Facility

A Senior Partner at Victory Park Capital Advisors, LLC, an affiliate of Victory Park Management, LLC which is the provider of the Debt Facility, joined the board of directors of the Company upon closing of the Business Combination. For more information about the Debt Facility, refer to Note 10, Debt Facility.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.5 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2022 respectively.

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

Further, we see a significant opportunity to address the broader short-term credit market. According to a report by The Financial Health Network (“FHN”), legacy financial institutions charge approximately $30 billion in fees annually. The FHN estimates that financially “coping” and “vulnerable” populations pay over $160 billion a year in fees and interest for access to short-term credit. Our prospective Member opportunity is also significant. We estimate that our total addressable market consists of between 160 million to 180 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.

Dave offers a suite of innovative financial products aimed at helping our Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. Through Dave Banking, we provide a digital checking account experience, seamlessly integrated with ExtraCash advances, with no hidden fees. With a Dave Banking account, Members have access to valuable tools for building long-term financial health, such as Goals savings accounts and customizable automatic round-up savings on debit spend transactions. We also help Members generate extra income for spending or emergencies through i) the annual percentage yield ("APY") interest we pay on both savings accounts and demand deposit accounts for our Members; ii) our Side Hustle product, where we present Members with supplemental work opportunities; and iii) our Surveys product, where Members can earn supplemental income by taking surveys. Our budgeting tool helps Members manage their upcoming bills to avoid overspending.

We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to rewire the financial system for the everyday person. As of the date of this report, nearly ten million Members have opened accounts on the Dave app and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.

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

Member Growth and Activity

We have made significant investments in our platform and our business is dependent on continued Member growth, as well as our ability to offer new products and services and generate additional revenues from our existing Members using such additional products and services. Member growth and activity are critical to our ability to increase our scale, capture market share and earn an attractive return on our technology, product and marketing investments. Growth in Members and Member activity will depend heavily on our ability to continue to offer attractive products and services and the success of our Member acquisition, retention and reactivation efforts.

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

Service Based Revenue, Net

Service based revenue, net primarily consists of optional tips, optional express processing fees and subscriptions charged to Members, net of processor-related costs associated with advance disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners and revenue share from our surveys partner.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Service based revenue, net
Processing fees, net	$39,166	$29,793	$9,373	31%
Tips	14,548	17,497	(2,949)	-17%
Subscriptions	5,119	5,191	(72)	-1%
Other	346	314	32	10%
Transaction based revenue, net	6,632	4,012	2,620	65%
Total	$65,811	$56,807	$9,004	16%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the three months ended September 30, 2023 were $39.2 million, an increase of $9.4 million, or 31%, from $29.8 million for the three months ended September 30, 2022. The increase was primarily attributable to increases in monthly transacting members and increases in total advance volume from approximately $757 million to approximately $932 million period over period along with individual average advance amounts that increased from $131 to $147 for the three months ended September 30, 2022 and September 30, 2023, respectively. Processing fees tend to increase as advance volume increases but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that paid a processing fee to expedite an advance decreased slightly for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The average processing fees Members paid to expedite these advances increased modestly for the three months ended September 30, 2023 as compared to the three months ended September30, 2022.

Tips

Tips for the three months ended September 30, 2023 were $14.6 million, a decrease of $2.9 million, or 17%, from $17.5 million for the three months ended September 30, 2022. The decrease was primarily attributable to lower tip engagement from our Members, offset by an increase in the average tip amounts from Members. Tip amounts may not always trend ratably with advance volume as tips often vary depending on the total amount of the advance and the level of tip engagement from our Members.

Subscriptions

Subscriptions for the three months ended September 30, 2023 were $5.1 million, a decrease of $0.1 million, or 1%, from $5.2 million for the three months ended September 30, 2022. The decrease was primarily attributable to slightly lower Member engagement on our platform.

Transaction based revenue, net—Transaction based revenue, net for the three months ended September 30, 2023 was $6.6 million, an increase of $2.6 million, or 65% from $4.0 million, for the three months ended September 30, 2022. The increase was primarily attributable to interchange revenue earned from the growth in Members engaging with our Checking Product and card spend of $341 million for the three months ended September 30, 2023, an increase of 73%, from $197 million for the three months ended September 30, 2022.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Provision for credit losses	$15,983	$18,353	$(2,370)	-13%
Processing and servicing costs	7,064	9,494	(2,430)	-26%
Advertising and marketing	13,914	24,090	(10,176)	-42%
Compensation and benefits	23,081	24,294	(1,213)	-5%
Other operating expenses	16,343	18,498	(2,155)	-12%
Total	$76,385	$94,729	$(18,344)	-19%

Provision for credit losses—The provision for credit losses totaled $16.0 million for the three months ended September 30, 2023, compared to $18.4 million for the three months ended September 30, 2022. The decrease of $2.4 million, or 13%, was primarily attributable to an increase in provision expense of $0.6 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, offset by a decrease in provision expense of $3.0 million related to Member advances aged 120 days and under.

The increase in provision expense of $0.6 million related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was primarily driven by the increase in total advance volume from $757 million during the third quarter of 2022 to $932 million during the third quarter of 2023, the period which includes those advances aged over 120 days as of September 30, 2023. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The decrease in provision expense related to Member advances aged 120 days and under was primarily attributed to improved collections performance for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 along with outstanding advances related to increases in advance volume associated with the Company's 2022 advertising campaigns. We anticipate fluctuations in Member advances outstanding each period as they are directly correlated with the timing and volume of the disbursements and collections of Member advances during the period.

During the three months ended September 30, 2023, overall loss and collections experience of Member advances improved compared to the three months ended September 30, 2022. The historical loss rates utilized in the calculation of the allowance for credit losses remained relatively consistent period over period. Any changes to our historical loss and collections experience directly affects the historical loss rates utilized in the calculation of the allowance for credit losses. The changes in the allowance for credit losses, period over period, has a direct impact on the provision for credit losses expense.

For information on the aging of Member advances and a rollforward of the allowance for credit losses, refer to the tables in Note 5 Member Cash Advances, Net in the accompanying unaudited condensed consolidated financial statements included in this report.

Processing and service costs—Processing and servicing costs totaled $7.1 million for the three months ended September 30, 2023, compared to $9.5 million for the three months ended September 30, 2022. The decrease of $2.4 million, or 26%, was primarily attributable to certain payment flow optimizations and cost savings related to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $13.9 million for the three months ended September 30, 2023, compared to $24.1 million for the three months ended September 30, 2022. The decrease of $10.2 million, or 42%, was primarily attributable to an optimization of advertising efforts and decreased advertising, marketing, production and promotional spend across various social media platforms and television.

Compensation and benefits—Compensation and benefits expenses totaled $23.1 million for the three months ended September 30, 2023, compared to $24.3 million for the three months ended September 30, 2022. The decrease of $1.2 million, or 5%, was primarily attributable to the following:

•
an increase in payroll and related costs of $0.7 million, primarily due to hiring and increased headcount throughout the business, bonuses, benefits and severance payments; offset by
•
a decrease in stock-based compensation of $1.3 million, primarily due to restricted stock units granted during the second fiscal quarter of 2022; and
•
a decrease in contractor and consulting fees of $0.6 million.

Other operating expenses—Other operating expenses totaled $16.3 million for the three months ended September 30, 2023, compared to $18.5 million for the three months ended September 30, 2022. The decrease of $2.2 million, or 12%, was primarily attributable to the following:

•
an increase in expenses related to our Checking Product of $0.7 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed; offset by
•
a decrease in legal fees of $0.2 million primarily due to ongoing settlement, litigation, compliance, employment and general corporate related matters;
•
a decrease in insurance related costs of $0.9 million, primarily related to lower director and officer, general liability and cyber insurance premiums;
•
a decrease in depreciation and amortization of $1.0 million, primarily due to accelerated amortization resulting from the change in useful life of a certain intangible asset during the nine months ended September 2022, partially offset by increased amortization of other internally capitalized project costs and depreciation related to leasehold improvements and equipment purchases; and
•
a decrease in rent expense of $1.0 million, due to a reduction in leased office space.

Other (income) expense

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$(1,332)	$(1,171)	$(161)	14%
Interest expense	3,057	2,403	654	27%
Legal settlement and litigation expenses	-	6,845	(6,845)	-100%
Other strategic financing and transactional expenses	-	2,209	(2,209)	-100%
Changes in fair value of earnout liabilities	2	18	(16)	-89%
Changes in fair value of public and private warrant liabilities	(257)	(748)	491	-66%
Total	$1,470	$9,556	$(8,086)	-85%

Interest income— Interest income totaled $1.3 million for the three months ended September 30, 2023, compared to $1.2 million for three months ended September 30, 2022. The increase of $0.2 million, or 14%, was primarily attributable to a full quarter of interest earned from yields on short-term investments and marketable securities purchased during the quarter ended September 30, 2022 for the quarter ended September 30, 2023 compared to a partial quarter for the quarter ended September 30, 2022.

Interest expense— Interest expense totaled $3.1 million for the three months ended September 30, 2023, compared to $2.4 million for the three months ended September 30, 2022. The increase of $0.7 million, or 27%, was primarily attributable to higher interest rates and interest on increased borrowings from the delayed draw senior secured loan facility (the “Debt Facility”) which Dave OD Funding I, LLC (“Dave OD”) entered into during January 2021.

Legal Settlement and litigation expenses— Legal settlement and litigation expenses totaled $0 for the three months ended September 30, 2023, compared to $6.8 million for the three months ended September 30, 2022. The decrease of $6.8 million, or 100%, was primarily attributable to the settlement of the Martinsek v. Dave Inc. case (“Martinsek”) and termination of the Whalerock v. Dave, Inc. case (“Whalerock”) that occurred during the three months ended September 30, 2022.

Other strategic financing and transactional expenses—Other strategic financing and transactional expenses totaled $0 for the three months ended September 30, 2023, compared to $2.2 million for the three months ended September 30, 2022. The decrease of $2.2 million was related to certain one-time strategic opportunities in addition to certain one-time post-closing expenses associated with the Business Combination that occurred during the three months ended September 30, 2022.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled a benefit of $0.3 million for the three months ended September 30, 2023, compared to a benefit of $0.7 million for the three months ended September 30, 2022. The decrease of $0.5 million, or 66%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price over the last 12 months.

Provision for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Provision for income taxes	9	26	(17)	-65%
Total	$9	$26	$(17)	-65%

Provision for income taxes for the three months ended September 30, 2023 decreased by approximately $0.02 million, or 67%, compared to the three months ended September 30, 2022. This decrease was primarily due to a decrease in state taxes, including gross margin state taxes, resulting from a favorable ruling by the Texas Supreme Court regarding the determination of state sourced service income.

Results of Operations

Comparison of the Nine Months Ended September 30, 2023 and 2022

Operating revenues

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Service based revenue, net
Processing fees, net	$108,153	$74,624	$33,529	45%
Tips	41,447	45,991	(4,544)	-10%
Subscriptions	16,150	13,691	2,459	18%
Other	990	748	242	32%
Transaction based revenue, net	19,234	10,109	9,125	90%
Total	$185,974	$145,163	$40,811	28%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the nine months ended September 30, 2023 were $108.1 million, an increase of $33.5 million, or 45%, from $74.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to increases in monthly transacting members and increases in total advance volume from approximately $1,908 million to approximately $2,597 million period over period along with average individual advance amounts that increased from $130 to $152 for nine months ended September 30, 2022 and 2023, respectively. Processing fees tend to increase as advance volume increases but may not always trend ratably as processing fees vary depending on the total amount of the advance. The percentage of Members that paid a processing fee to expedite an advance decreased slightly for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The average processing fees Members paid to expedite these advances increased modestly for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Tips

Tips for the nine months ended September 30, 2023 were $41.4 million, a decrease of $4.5 million, or 10%, from $46.0 million for the nine months ended September 30, 2022. The decrease was primarily attributable to lower tip engagement from Members, offset by an increase in the average tip amounts from Members. Tip amounts may not always trend ratably with advance volume as tips often vary depending on the total amount of the advance and the level of tip engagement from our Members.

Subscriptions

Subscriptions for the nine months ended September 30, 2023 were $16.2 million, an increase of $2.5 million, or 18%, from $13.7 million for the nine months ended September 30, 2022. The increase was primarily attributable to higher Member engagement on our platform.

Transaction based revenue, net

Transaction based revenue, net for the nine months ended September 30, 2023 was $19.2 million, an increase of $9.1 million, or 90% from $10.1 million, for the nine months ended September 30, 2022. The increase was primarily attributable to interchange revenue earned from the growth in Members engaging with our Checking Product and card spend of $940 million for the nine months ended September 30, 2023, an increase of 71%, from $550 million for the nine months ended September 30, 2022.

Operating expenses

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Provision for credit losses	$43,861	$45,995	$(2,134)	-5%
Processing and servicing costs	21,414	23,627	(2,213)	-9%
Advertising and marketing	38,370	57,087	(18,717)	-33%
Compensation and benefits	71,380	81,326	(9,946)	-12%
Other operating expenses	54,922	50,738	4,184	8%
Total	$229,947	$258,773	$(28,826)	-11%

Provision for credit losses—The provision for credit losses totaled $43.9 million for the nine months ended September 3, 2023, compared to $46.0 million for the nine months ended September 30, 2022. The decrease of $2.1 million, or 5%, was primarily attributable to an increase in provision expense of $12.7 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, offset by a decrease in provision expense of $14.9 million related to Member advances aged 120 days and under.

The increase in provision expense of $12.7 million related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was primarily driven by an increase in total advance volume from $1,908 million during the nine months ended September 30, 2022 to $2,597 million during the nine months ended September 30, 2023. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The decrease in provision expense related to Member advances aged 120 days and under was primarily attributed to strong collections performance during the nine months ended September 30, 2023. The strong collections performance was due in large part to the positive seasonal effects of tax refunds on our Members during the first four months of 2023 and improvements made in the underwriting process improving collections during the nine months ended September 30, 2023. This resulted in a decrease in Member advances outstanding as of September 30, 2023 when compared to the December 31, 2022 and a resulting decrease in provision expense for the period due to improved collections performance during the nine months ended September 30, 2023. We noted the opposite dynamic during the nine months ended September 30, 2022 as Member advances outstanding exceeded Member advances outstanding as of December 31, 2021, primarily due to increases in advance volume related to the advertising campaign during the summer of 2022. This resulted in an increase in the provision expense for the nine months ended September 30, 2022. We anticipate fluctuations in Member advances outstanding each period as they are directly correlated with the timing and volume of the disbursements and collections of Member advances during the period.

During the nine months ended September 30, 2023, loss and collections experience of Member advances improved compared to the nine months ended September 30, 2022. The historical loss rates utilized in the calculation of the allowance for credit losses remained relatively consistent period over period. Any changes to our historical loss and collections experience directly affects the historical loss rates utilized in the calculation of the allowance for credit losses. The changes in the allowance for credit losses, period over period, has a direct impact on the provision for credit losses expense.

For information on the aging of Member advances and a rollforward of the allowance for credit losses, refer to the tables in Note 5 Member Cash Advances, Net in the accompanying unaudited condensed consolidated financial statements included in this report.

Processing and service costs—Processing and servicing costs totaled $21.4 million for the nine months ended September 30, 2023, compared to $23.6 million for the nine months ended September 30, 2022. The decrease of $2.2 million, or 9%, was primarily attributable to the increase in advance volume from $1,908 million during the nine months ended September 30, 2022 to $2,597 million during the nine months ended September 30, 2023, offset by certain payment flow optimizations and cost savings related to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $38.4 million for the nine months ended September 30, 2023, compared to $57.1 million for the nine months ended September 30, 2022. The decrease of $18.7 million, or 33%, was primarily attributable to an optimization of advertising efforts and decreased advertising, marketing, production and promotional spend across various social media platforms and television.

Compensation and benefits—Compensation and benefits expenses totaled $71.4 million for the nine months ended September 30, 2023, compared to $81.3 million for the nine months ended September 30, 2022. The decrease of $10.1 million, or 12%, was primarily attributable to the following:

•
an increase in payroll and related costs of $5.9 million, primarily due to hiring and increased headcount throughout the business, bonuses, benefits and severance payments; offset by
•
a decrease in stock-based compensation of $13.9 million, primarily due to restricted stock units granted during the nine months ended September 30, 2023; and
•
a decrease in contractor and consulting fees of $1.9 million.

Other operating expenses—Other operating expenses totaled $54.9 million for the nine months ended September 30, 2023, compared to $50.7 million for the nine months ended September 30, 2022. The increase of $4.2 million, or 8%, was primarily attributable to the following:

•
an increase in legal fees of $5.0 million primarily due to ongoing settlement, litigation, compliance, employment and general corporate related matters;
•
an increase in expenses related to our Checking Product of $3.3 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed; and
•
an increase in charitable contribution expenses of $1.3 million, primarily due to amounts pledged to charitable meal donations related to Members’ tips; offset by
•
a decrease in insurance related costs of $2.6 million, primarily related to lower director and officer, general liability and cyber insurance premiums;
•
a decrease in rent expense of $1.8 million, due to a reduction in leased office space; and
•
a decrease in depreciation and amortization of $1.4 million, primarily due to accelerated amortization resulting from the change in useful life of a certain intangible asset during the nine months ended September 2022, partially offset by increased amortization of other internally capitalized project costs and depreciation related to leasehold improvements and equipment purchases.

Other (income) expense

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$(4,009)	$(1,831)	$(2,178)	119%
Interest expense	8,982	6,246	2,736	44%
Legal settlement and litigation expenses	-	6,845	(6,845)	-100%
Other strategic financing and transactional expenses	-	5,040	(5,040)	-100%
Changes in fair value of earnout liabilities	(35)	(9,616)	9,581	-100%
Gain on extinguishment of liability	-	(4,290)	4,290	-100%
Changes in fair value of derivative asset on loans to stockholders	-	5,572	(5,572)	-100%
Changes in fair value of public and private warrant liabilities	(239)	(14,232)	13,993	-98%
Total	$4,699	$(6,266)	$10,965	-175%

Interest income— Interest income totaled $4.0 million for the nine months ended September 30, 2023, compared to $1.8 million for nine months ended September 30, 2022. The increase of $2.2 million, or 119%, was primarily attributable to a full nine months of interest earned from yields on short-term investments during the nine months ended September 30, 2023 compared to fewer interest-earning months during the nine months ended September 30, 2022 as our short-term investments were purchased during quarter ended June 30, 2022.

Interest expense— Interest expense totaled $9.0 million for the nine months ended September 30, 2023, compared to $6.2 million for the nine months ended September 30, 2022. The increase of $2.7 million, or 44%, was primarily attributable to higher interest rates and interest on increased borrowings under the Debt Facility, as well as interest related to the note with FTX Ventures

Legal Settlement and litigation expenses—Legal settlement and litigation expenses totaled $0 for the nine months ended September 30, 2023, compared to $6.2 million for the nine months ended September 30, 2022. The decrease of $6.2 million, or 100%, was primarily attributable to the Martinsek settlement and the termination of Whalerock that occurred during the nine months ended September 30, 2022.

Other strategic financing and transactional expenses—Other strategic financing and transactional expenses totaled $0 for the nine months ended September 30, 2023, compared to $5.0 million for the nine months ended September 30, 2022. The decrease of $5.0 million was related to certain one-time strategic opportunities in addition to certain one-time post-closing expenses associated with the Business Combination that occurred during the nine months ended September 30, 2022.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a benefit of $0.03 million for the nine months ended September 30, 2023 compared to $9.6 million for the nine months ended September 30, 2022. The decrease of $9.6 million, or 100%, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to decreases in our underlying Class A Common Stock price over the last 12 months.

Gain on extinguishment of liability—Gain on extinguishment of liability totaled $0 for the nine months ended September 30, 2023, compared to $4.3 million for the nine months ended September 30, 2022. The decrease of $4.3 million, or 100%, was primarily attributable to the extinguishment of a $7.5 million liability in exchange for shares of our Class A Common Stock during 2022.

Changes in fair value of derivative asset on loans to stockholders—Changes in fair value of a derivative asset on loans to stockholders totaled $0 for the nine months ended September 30, 2023, compared to an expense of approximately $5.6 million for the nine months ended September 30, 2022. The decrease of approximately $5.6 million, or 100%, was primarily attributable to fair value adjustments associated with options issued in connection with loans to stockholders resulting from a decrease in the underlying fair value of our Class A Common Stock as of the settlement date of the derivative asset in early 2022.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled a benefit of $0.2 million for the nine months ended September 30, 2023, compared to a benefit of $14.2 million for the nine months ended September 30, 2022. The decrease of $14.0 million, or 98%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price over the last 12 months.

Provision for income taxes

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2023	2022	2023/2022	2023/2022
Provision for income taxes	24	70	(46)	-66%
Total	$24	$70	$(46)	-66%

Provision for income taxes for the nine months ended September 30, 2023 decreased by approximately $0.05 million, or 65%, compared to the nine months ended September 30, 2022. This decrease was primarily due to a decrease in state taxes, including gross margin state taxes, resulting from a favorable ruling by the Texas Supreme Court regarding the determination of state sourced service income.

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

The following table reconciles net loss to Adjusted EBITDA for the three months ended September 30, 2023 and 2022, respectively:

	For the Three Months Ended
(in thousands)	September 30,
	2023	2022
Net loss	$(12,053)	$(47,504)
Interest expense, net	1,725	1,232
Provision for income taxes	9	26
Depreciation and amortization	1,364	2,381
Stock-based compensation	6,740	8,026
Legal settlement and litigation expenses	-	6,845
Other strategic financing and transactional expenses	-	2,209
Changes in fair value of earnout liabilities	2	18
Changes in fair value of public and private warrant liabilities	(257)	(748)
Adjusted EBITDA	$(2,470)	$(27,515)

The following table reconciles net loss to Adjusted EBITDA for the nine months ended September 30, 2023 and 2022, respectively:

	For the Nine Months Ended
(in thousands)	September 30,
	2023	2022
Net loss	$(48,696)	$(107,414)
Interest expense, net	4,973	4,415
Provision for income taxes	24	70
Depreciation and amortization	3,750	5,146
Stock-based compensation	20,145	34,074
Legal settlement and litigation expenses	-	6,845
Other strategic financing and transactional expenses	-	5,040
Changes in fair value of earnout liabilities	(35)	(9,616)
Gain on extinguishment of liability	-	(4,290)
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of public and private warrant liabilities	(239)	(14,232)
Adjusted EBITDA	$(20,078)	$(74,390)

Liquidity and Capital Resources

In the past, we have financed our operations primarily from the issuance of preferred stock, issuances of convertible notes, funds from borrowings under the Debt Facility, and funds received as a result of the Business Combination. As of September 30, 2023 and December 31, 2022, our cash and cash equivalents, marketable securities and short-term investments balance was approximately $169.8 million and $192.0 million, respectively.

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

We believe that our cash on hand should be sufficient to meet our working capital and capital expenditure requirements and fund our operations for a period of at least 12 months from the date of this report. We may raise additional capital through private or public equity or debt financings. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our product development efforts. No assurances can be provided that additional funding will be available at terms acceptable to us, if at all. If we are unable to raise additional capital, we may significantly curtail our operations, modify existing strategic plans and/or dispose of certain operations or assets.

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

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have remaining terms of one months to 27 months, subject to renewal options of varying terms, and as of September 30, 2023, we had a total lease liability of $0.7 million. See Note 12, Leases in the notes to our unaudited condensed consolidated financial statements for additional information regarding our lease liabilities as of September 30, 2023.

In the near term, we expect to continue to generate ExtraCash originations relying primarily on our balance sheet cash and Debt Facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. As of September 30, 2023, $75.0 million of term loans under the Debt Facility were outstanding. See Note 11, Debt Facility in the notes to our unaudited condensed consolidated financial statements in this report. Additionally, we also have certain contractual payment obligations for interest owed under the $100.0 million note we issued and sold pursuant to the convertible note purchase agreement (the “Purchase Agreement”) entered into with FTX Ventures. Interest payments relating to the note are required to be made or added to the outstanding principal on a semi-annual basis. As of September 30, 2023, $4.7 million of interest was added to the outstanding principal. For more information on the Purchase Agreement with FTX Ventures, see Note 8, Convertible Note Payable.

We may use cash to acquire businesses and technologies. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Nine Months Ended
Total cash provided by (used in):	June 30, 2023	June 30, 2022
Operating activities	$18,121	$(40,944)
Investing activities	2,997	(263,928)
Financing activities	4	311,760
Net increase (decrease) in cash and cash equivalents and restricted cash	$21,122	$6,888

Cash Flows From Operating Activities

During the nine months ended September 30, 2023, net cash provided by operating activities increased compared to the nine months ended September 30, 2022 due to increases in operating revenues, offset primarily by increases in compensation and other operating expenses to support the growth of the business. Net cash provided by operating activities for the nine months ended September 30, 2023 included a net loss of $48.6 million, and excluding non-cash impacts, included a decrease in accounts payable of $2.1 million, a decrease in a legal settlement accrual of $1.4 million, and a decrease in other current liabilities of $0.6 million. These changes were offset primarily by an increase in accrued expenses of $2.8 million, a decrease in prepaid expenses and other current assets of $0.4 million and a decrease in other non-current assets of $0.1 million.

Net cash used in operating activities for the nine months ended September 30, 2022 included a net loss of $107.4 million, adjusted for non-cash items of $5.5 million for depreciation and amortization, $46.0 million for provision for unrecoverable advances, $5.6 million for a decrease in derivative asset fair value, $34.1 million for stock-based compensation expense, and $1.5 million for non-cash interest, offset primarily by a decrease in the fair value of earnout liabilities of $9.6 million, a decrease in the fair value of warrant liabilities of $14.2 million, gain on the extinguishment of a liability of $4.3 million and $0.8 million for changes in fair value of marketable securities and short-term investments. Further changes in cash flows from operations included an increase in receivables related to revenue from Member advances of $5.4 million and an increase in prepaid expenses and other current assets of $5.3 million. These changes were offset primarily by a decrease in prepaid income taxes of $0.7 million, an increase in accounts payable of $3.6 million, an increase in accrued expenses of $3.1 million, and an increase in legal settlement accrual of $6.4 million.

Cash Flows From Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $3.0 million. This included the sale and maturity of short-term investments of $137.2 million and sale of marketable securities of $33.0 million, offset by purchases of short-term investments of $92.0 million, net disbursements and collections of Member advances of $34.3 million, payments related to internally developed software costs of $5.9 million, and purchases of marketable securities of $34.4 million.

During the nine months ended September 30, 2022, net cash used in investing activities was $263.9 million. This included payments for internally developed software costs of $6.4 million, the purchase of property and equipment of $0.5 million, net disbursements and collections of Member advances of $77.6 million, the purchase of short-term investments of $197.8 million, and the purchase of marketable securities of $300.6 million, offset by the sale of marketable securities of $308.8 million and the sale and maturity of short-term investments of $10.3 million.

Cash Flows From Financing Activities

During the nine months ended September 30, 2023 net cash used in financing activities was $0.004 million, which primarily consisted of payments for fractional shares that resulted from a reverse stock split.

During the nine months ended September 30, 2022, net cash provided by financing activities was $311.8 million, which consisted of $195.0 million in proceeds from PIPE financing in connection with the Business Combination, $29.7 million in proceeds from the Business Combination, net of redemptions, $1.6 million in proceeds from stock option exercises, $100 million in proceeds from borrowings related to the Purchase Agreement with FTX Ventures, and $10.0 million related to debt facility borrowings, partially offset by $23.0 million for the payment of issuance costs related to the Business Combination and $1.6 million related to the repurchase of Class A Common Stock. For more information on the Business Combination and Purchase Agreement with FTX Ventures, see “— Business Combination and Public Company Costs” and “—Recent Developments”, respectively.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the following:

(i) Fair value of warrant liabilities;

(ii) Fair value of earnout liabilities;

(iii) Allowance for credit losses; and

(iv) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 2 in our accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included in this report on Form 10-Q.

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

When we determine that a Member advance is not collectible, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in circumstances related to a specific Member advance may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $1.1 million and $0.9 million of uncertain tax positions as of September 30, 2023 and December 31, 2022, respectively, related to state income taxes. and federal and state research tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.004 million and $0.003 million of interest expense and penalties as a component of income tax expense during the nine months ended September 30, 2023 and 2022, respectively.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying unaudited condensed consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and nine month periods ended September 30, 2023 and 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Dated: November 7, 2023	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: November 7, 2023	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer