Form 10-K
period 2023-12-31
Dave Inc./DE
filed 2024-03-05
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting ordinary shares held by non-affiliates of the registrant was approximately $53.1 million, determined using the per share closing price of $5.33 on The Nasdaq Global Market on June 30, 2023, as adjusted for the 32-for-1 reverse stock split of Dave Inc.’s common stock effected on January 5, 2023. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2024, there were 10,724,868 shares of Class A common stock, $0.0001 par value and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its Annual Meeting of Stockholders to be held in 2024. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DAVE INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
•
the ability of Dave to manage risks associated with providing ExtraCash advances;
•
the ability of Dave to retain its current members, acquire new members and sell additional functionality and services to its members;
•
the ability of Dave to protect intellectual property and trade secrets;
•
the ability of Dave to maintain the integrity of its confidential information and information systems or comply with applicable privacy and data security requirements and regulations;
•
the ability of Dave to maintain or secure current and future key banking relationships and other third-party service providers;
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
•
the ability to maintain the listing of Dave Class A Common Stock on The Nasdaq Stock Market; and
•
the possibility that Dave may be adversely affected by other economic factors, including rising interest rates, and business, and/or competitive factors.

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

Further, we see a significant opportunity to address the broader short-term credit market. According to a 2023 report by The Financial Health Network (“FHN”), legacy financial institutions charge nearly $40 billion in fees annually. The FHN estimates that financially “coping” and “vulnerable” populations pay over $160 billion a year in fees and interest for access to short-term credit.

Our prospective Member opportunity is also significant. In the 2023 report, the FHN estimated that approximately 180 million Americans are “financially vulnerable” or “financially coping” based on financial health scores which reflect spending patterns relative to income, the sufficiency of liquid savings, and the manageability of debt obligations; this figure grew 8% or by 14 million Americans in 2021 as fiscal stimulus impacts waned and as inflationary and interest rate pressures persisted. The FHN study implies that over 70% of Americans fall into these low or volatile income and credit-challenged categories, which is up from 66% in 2021. Similarly, the December 2023 Paycheck to Paycheck Report published by PYMNTS found that, in November 2023, 62%, or approximately 160 million, of all U.S. consumers were living paycheck to paycheck, up from 57% merely six months earlier. Given these dynamics, we estimate that our total addressable market consists of between 160 million to 180 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.

Dave offers a suite of innovative financial products aimed at helping our Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. Through Dave Banking, we provide a digital checking account experience, seamlessly integrated with ExtraCash advances, with no hidden fees. With a Dave Banking account, Members have access to valuable tools for building long-term financial health, such as Goals savings accounts and customizable automatic round-up savings on debit spend transactions. Dave ExtraCash and Dave Banking products are offered through our bank partner, Evolve Bank & Trust ("Evolve"), a member of the Federal Deposit Insurance Corporation ("FDIC"). We also help Members generate extra income for spending or emergencies through our Side Hustle product, where we present Members with supplemental work opportunities, and through our Surveys product, where Members can earn supplemental income by taking surveys. Our budgeting tool helps Members manage their upcoming bills to avoid overspending.

Market research conducted by Dave found that legacy financial institutions commonly require a more extensive banking relationship and days or even weeks of wait times to access their features and services, which can potentially be more onerous for premium features (e.g., access to higher interest rates requires direct deposit or higher minimum daily balances). Even new challenger banks often take multiple days or even weeks before allowing members to access certain premium features, according to the same research. In contrast, Dave's Members are able to utilize each of Dave’s products instantly, whether or not their primary banking relationship is with us. As an example, our ExtraCash product allows Members to access up to $500 to cover an overdraft at their existing bank or everyday expenses such as rent, gas or groceries. We are able to do this by leveraging our proprietary machine learning engine that analyzes a Member’s prior transaction history at their existing bank. This flexible approach to Member choice and speed to value has been a key driver of our highly efficient customer acquisition costs, Member engagement and growth as well as best-in-class brand favorability. Dave leads its peers in Apple’s app-store ratings, with a 4.8 average rating from over 670,000 reviews.

We have only begun to address the many inequities in financial services, but we believe our progress to date demonstrates the demand for Dave to improve the financial system for the everyday person. Since inception and through the date of this Annual Report on Form 10-K, over 13 million Members have registered on the Dave app and over 10 million Members have used at least one of our products and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.

Recent Developments

On January 4, 2023, our Board of Directors approved an amendment to our Company’s certificate of incorporation to complete a 1-for-32 reverse stock split effective January 5, 2023. The primary goal of the reverse stock split was to bring our stock price above the share bid price requirement for continued listing on Nasdaq. Unless otherwise indicated, the effects of the reverse stock split have been reflected in this Annual Report on Form 10-K, including the consolidated financial statements and the footnotes hereto.

On January 4, 2024, we entered into a purchase and sale agreement, pursuant to which we agreed to purchase a convertible promissory note in the original principal amount of $100.0 million previously issued by us to FTX Ventures Ltd. on March 21, 2022 for $71.0 million. This purchase price represented 67 percent of the $105.5 million outstanding balance as of December 31, 2023. The transaction closed on January 29, 2024.

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

Offering products to solve critical Member pain points: One in five Americans are either unbanked (no checking account) or underbanked (access to a checking account, but pays significant fees and/or has limited access to credit). Household financial insecurity is even more pervasive. Today, approximately 180 million Americans are either financially vulnerable or financially coping, with nearly 40% unable to afford a one-time $400 emergency expense, according to the Federal Reserve's report on the Economic Well-Being of U.S. Households, and 62% are living paycheck-to-paycheck, according to results from the December 2023 Paycheck to Paycheck Report published by PYMNTS.

Retail banks—large-scale depository institutions, regional banks, credit unions and other traditional financial institutions—are largely set up to serve Americans who are financially stable. For these Americans, existing financial services offerings largely address their needs; they offer mortgages, savings accounts, credit cards, wealth management and more. In contrast, low-income or low-balance consumers are discouraged or disqualified from traditional financial services offerings as a result of their onerous overdraft fees, minimum account balance fees, minimum credit score requirements and other stringent requirements. Historically, Members have incurred an average of $300-400 per year in overdraft, maintenance and other fees from their legacy banks for basic checking services.

At Dave, we have built an all-in-one mobile platform that offers the following financial products to directly address the financial instability that these Americans face:

ExtraCash: Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on overdraft products, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $35 for access to as little as $5 of overdraft, whereas many others in the financial services sector do not allow for overdraft at all. Dave invented a short-term liquidity alternative called ExtraCash, offered through our partnership with Evolve, which allows Members to receive a cash advance of up to $500 with an option to advance funds to their bank account via the automated clearing house (ACH) network (which typically takes two to five business days) and avoid fees altogether. Members also have the option to advance funds to their bank account via the debit card network (which typically takes minutes or hours) for an instant transfer fee.

Dave Banking: Dave offers a full-service digital checking account through our partnership with Evolve. Dave Banking accounts do not have overdraft or minimum balance fees, allow for early paycheck payment, offer a Dave debit card to facilitate everyday spending including cashback reward offers, and provide FDIC insurance on checking account balances up to $250,000. Moreover, Dave Banking Members receive features to support their financial health such as 4.00% annual percentage yield ("APY") deposit rates on both checking and savings account balances, Goals savings accounts and opt-in round-up savings on debit transactions in addition to receiving lower ExtraCash instant transfer fees.

Budget: Leveraging our data connections to Members' bank accounts and spending activity, Dave offers a personal financial management tool to support Members with budgeting, wherever someone banks. With Budget, Dave helps Members to manage their income and expenses between paychecks and avoid liquidity jams that may cause them to overdraft. Dave tracks Members’ income and expenses, and we let them know about estimated upcoming bills and other expenses. Budget will monitor their linked bank account held at a depository institution, including a Dave Banking account, and will let them know when they are in danger of having insufficient funds in their account. This helps Members avoid overdrafts, returned transactions and bank fees.

Side Hustle and Surveys: Dave seeks to help Members improve their financial health by offering them opportunities to generate supplemental income through two channels: Side Hustle and Surveys. Through Side Hustle, our Members can quickly submit applications to leading employers, including UberEats, Lyft, and Costco that can lead to increased income with flexible employment. Our Surveys product allows for additional earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. These channels drive engagement within the Dave ecosystem and deepen our relationship to our Members’ financial wellbeing.

Creating frictionless access to high-impact products: In order to access the financial tools many retail banks offer, consumers are often first required to establish a checking account with that bank. Banks may also require a direct deposit relationship to discourage switching banks. Most financial technology companies in the consumer banking space have largely retained this model, requiring a primary banking relationship in order to access their financial health tools.

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

Leveraging data to offer high impact products quickly and at advantageous pricing: We offer our high impact ExtraCash and Budget products to Members within a matter of minutes of installing the Dave mobile application. When a Member connects their existing bank account to Dave, we analyze several months of historical spending and income data using our proprietary machine-learning-based income-detection algorithms. To date, we have analyzed tens of billions Member transactions. This allows us to offer immediate budgeting insights such as an upcoming utility bill and, if eligible, rapidly approve Members for up to $500 of ExtraCash which can be accessed within minutes. While early wage access and cash advance products have become increasingly common across banking innovators, these products typically depend on multiple direct deposits into a bank account—often requiring multiple weeks and pay cycles. At Dave, a Member can receive much-needed cash in a matter of minutes and, while Members receive a new bank account in conjunction with signing up for Dave, it is an additional benefit to Members and not a requirement to obtain ExtraCash.

This wealth of data, combined with our machine-learning capabilities and underwriting excellence, is a competitive advantage that will increase with Member scale. We expect to continue to develop these technologies and use them for product expansion in the future.

Focusing on community building with our Members: We take our mission to build products that level the financial playing field seriously. That is why we have developed financial products that address the needs of more than 160 million Americans.

To date, we have helped our Members avoid nearly $2.5 billion in overdraft fees from their legacy bank relationships through our ExtraCash product. Through our charity program, we have delivered over 149 million meals through our pledge of over $18 million to Feeding America and other causes. Dave has been named a Best Place to Work by Built In for four consecutive years, most recently being recognized as one of the best remote workplaces in the U.S.

Generating a virtual “flywheel”: Our aim is to create the most trusted, integrated financial services platform that will generate a cycle whereby positive Member experiences will lead to more products adopted per Member and enhanced profitability for each additional product at no additional acquisition cost. We refer to this cycle as our “Dave Flywheel.” Over 13 million Americans have downloaded and registered accounts on the Dave app, and more than six million Americans have connected their existing bank accounts to Dave.

Our Member acquisition efficiency is a testament to Dave’s product-market fit and trusted brand. Our unique ability to offer an immediate short-term solution to near-term financial instability, without direct deposit or bank account relationship length requirements, has proven highly compelling to a broad range of Members. Further, our digitally-native interface and the community impact of our products create a compelling Member experience that paves the way to offer additional products within our ecosystem.

Our Product Platform

Our intuitive and Member-friendly app provides a fast, seamless experience across all of our products. We are committed to delivering a delightful Member experience; we continuously listen to our Members’ feedback and seek to implement improvements on a rapid release cycle. As of December 31, 2023, we had received nearly 670,000 ratings on the Apple app store, with a 4.8 average rating.

Dave’s current product platform includes:

“ExtraCash” Advance Product

ExtraCash is our 0% interest cash advance product that gives Members access to much-needed liquidity to avoid overdraft fees or bridge themselves to their next paycheck. No credit check is required and eligibility for ExtraCash is based on the verification of the Member’s checking account and the Member’s identity. Beginning in the summer of 2022, all new Members began receiving a Dave Banking account to which they can receive their ExtraCash advance; alternatively, Members can disburse their advance to a checking account with another financial institution. Once a Member connects his or her bank account to the Dave app, data regarding the Member’s account is gathered and analyzed. The amount of the advance available to a Member is a function of a proprietary machine-learning-based algorithm that analyzes historical spending, savings and earnings patterns based on data gathered from the Member’s bank account, among other data points. This process is fully automated unless there are any issues flagged via our Member identification processes. Timing of the scheduled repayment date of the ExtraCash advance is determined when the ExtraCash advance is made and is based on the estimated date that the Member will receive his or her next paycheck or other income, which typically ranges from seven to 10 days from when they ask for an ExtraCash advance. A Member is limited to one ExtraCash advance per pay period and may only have one ExtraCash advance outstanding at any given time. The maximum term for an ExtraCash advance is 31 days. Dave develops and manages the entire risk management and decisioning process associated with issuing and servicing ExtraCash advances. Since the payback date is an estimate of the Member’s next paycheck date, we primarily monitor and manage delinquency and loss performance based on repayment experience following the estimated repayment date. Specifically, we assess dollars repaid relative to dollars owed over this period. The table below summarizes delinquency repayment performance over the historical period where the 28-day delinquency rate for a particular month represents the total delinquent principal disbursed in that calendar month (inclusive of the delinquent pledged instant transfer fees and tips) divided by the total receivables created in that particular calendar month.

Year	Average 28-Day Delinquency Rate
2020	4.34%
2021	3.93%
2022	3.65%
2023	2.51%

There are no fees associated with the delivery of ExtraCash funds to a checking account (typically delivered within two to five business days) via ACH. Should a Member wish to receive their funds on an expedited basis (guaranteed within eight hours, though often significantly faster), there is an optional instant transfer fee. The instant transfer fee ranges from $3 to $25, depending on the size of the advance taken and whether the ExtraCash advance is disbursed to an external account or the Members’s Dave Banking account. Members are offered lower instant transfer fees if they elect to disburse ExtraCash funds internally to their Dave Banking account. Use of the expedited transfer feature is entirely optional. Further, we give Members the option to leave a tip based on what they think is fair when they use ExtraCash if they feel we have provided value to them.

On the repayment date, we trigger an automated withdrawal from the Member’s account for the ExtraCash advance amount plus the optional instant transfer fee and optional tip if a Member opted for those services. We take a consumer-friendly approach to the withdrawal process by attempting to check Member balances before initiating all ACH withdrawals. In the event there are insufficient funds to cover the repayment amount, we do not attempt the ACH withdrawal and will wait until the Member has a sufficient balance before initiating the transaction in order to minimize the possibility of triggering an overdraft for our Members. Consistent with our reserve methodology, we deem a Member advance that has been outstanding for more than 120 days to be uncollectible and is therefore written off.

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

Our Dave Banking account includes what we believe are some of the best features and rewards in banking, including:

•
Zero account minimums;
•
40,000 MoneyPass ATM network locations to make no-fee withdrawals;
•
Paychecks delivered up to two days earlier than the scheduled payment date with direct deposit into the Dave Banking account, a feature accessible with no additional mandatory fees;
•
Access to mobile wallets such as Apple Pay and Google Pay;
•
4% APY accrued on deposits in Members’ Dave Spend Account;
•
Free cash deposits with in-app barcode at Walgreens and CVS locations nationwide;
•
Free remote check deposit with optional instant fund availability for a fee;
•
Round-up feature allowing Members to round-up their debit card transaction into a Goals account which helps Members accumulate savings; and
•
Ability to receive discounted ExtraCash instant transfer fees when advances are disbursed to Members' Dave Banking accounts.

Dave Banking offers security controls such as multi-factor authentication, contactless payment, instant card lock and protection against unauthorized purchases if cards are lost or stolen.

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

Personal Financial Management Tool: “Budget”

We believe that understanding and visibility are core to a Member’s financial health. That is why we developed our product offering called Budget, a personal financial management tool that helps Members understand their spending and savings habits and learn better financial management.

This automated financial management tool leverages historical bank account data to help Members understand both recurring and commonly occurring charges, helping Members understand potential upcoming pain points. Budget also notifies Members when there is a chance of an overdraft. We charge a $1 monthly subscription for access to the Budget product.

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

Supplemental Income Generation: “Surveys”

Our Surveys product allows for additional earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. This functionality drives engagement within the Dave ecosystem and deepens our relationship to our Members’ financial wellbeing.

Our Business Model

We offer a range of financial products and services through a single platform delivered via a mobile application.

Our revenue is primarily broken into the following categories:

•
Service Based Revenue: in 2023, 90% of revenue, approximately $232.2 million in revenue
•
ExtraCash (optional instant transfer convenience fees and optional tips)
•
Budget (subscription fee)
•
Other (Side Hustle lead, Surveys)
•
Transaction Based Revenue: in 2023, 10% of revenue, approximately $26.9 million in revenue
•
Dave Banking (interchange fees, network incentives, deposit referral fees and out-of-network ATM fees)

ExtraCash advances are originated through Evolve. Subsequent to the formation of Dave OD Funding I, LLC (“Dave OD Funding”), a subsidiary of Dave which is consolidated in Dave’s financial statements, ExtraCash advances have been funded through a combination of balance sheet cash and funding available under Dave OD Funding’s debt facility with Victory Park Management, LLC, an affiliate of VPCC. ExtraCash advances are purchased by Dave Operating LLC ("Dave Operating"), sold to Dave OD Funding, and serviced by Dave Operating. Cash is transferred back from Dave OD Funding to Dave Operating through the acquisition of newly originated advance receivables and by distributions following the repayment of advances by Members.

Our Dave Banking demand deposit accounts and associated debit cards are currently issued by Evolve. We are party to a Bank Services Agreement with Evolve, with a current term set to automatically renew annually unless either party provides written notice of non-renewal, which may be provided without cause to the other party at least 180 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or Evolve may terminate the agreement immediately upon written notice to the other party. The Bank Services Agreement does not prohibit Evolve from working with our competitors or from offering competing services, nor does it prevent us from working with other banks to provide similar services. Our partnership with Evolve allows us to offer ExtraCash as well as other deposit accounts and debit cards while complying with various federal, state, and other laws. Evolve also sponsors access to debit networks and ACH for payment transactions, funding transactions and associated settlement of funds.

In connection with our arrangements with Evolve, we have also entered into a multi-year service agreement with Galileo Financial Technologies, LLC (f/k/a Galileo Financial Technologies, Inc.) (“Galileo”), a payment processing platform, in which Galileo has agreed to process all transactions for our Dave ExtraCash and Banking accounts and debit cards, and to handle corresponding payments and adjustments. Galileo also maintains cardholder information, implements certain fraud control processes and procedures, and provides related services in connection with the ExtraCash and Dave Banking accounts and debit cards. We pay the greater of actual fees or the minimum monthly fee for these services. In January 2023, we executed an amended agreement with Galileo that significantly reduced the fees that we pay to Galileo for these services. In conjunction with the amended agreement, the term of the agreement was amended such that the agreement expires on the fifth anniversary of the effective date of the amended agreement. Following the amended term of the agreement, the agreement renews for successive one-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least four months prior to the end of any such renewal term. The occurrence of certain events would provide each party with an early termination right under the agreement.

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
•
Accelerate cross-sell into Dave Banking;

•
Deliver new products and features to cross-sell to Members; and
•
Evaluate additional strategic partnerships and acquisitions.

Continue penetrating our large addressable market: More than 160 million Americans are in need of more financial stability. Approximately one in five Americans are “unbanked” or “underbanked”—without access to a checking account, or with access to a checking account but burdened excessively with interest and fees. Approximately 10% of households who incur overdraft fees do so over 10 times per year, and approximately half of all banked financially vulnerable households overdrafted at least once per year. Framed differently, nearly 40% of Americans are unable to afford a one-time $400 emergency and more than 62% of U.S. consumers are living paycheck-to-paycheck. Therefore, while we have achieved significant user scale, we believe there remains significant runway for growth in our core product markets.

Accelerate cross-sell into Dave Banking: We are focused on continuing to expand the relationships we have with our Members into Dave Banking customers who engage in recurring funding and spending on our platform. Currently, all new Members started to receive a Dave Banking account to which they can receive an ExtraCash advance and with which they can satisfy their major funding and spending needs. Our goal is to expand the synergies between our ExtraCash product and the Dave Banking solution, build long-term, high-value direct deposit relationships with our Members and, ultimately, become the primary banking service for our Members.

Deliver and market new products and features: Our product development teams, inclusive of Product Management, Engineering, Design and Data Science, are constantly innovating. We are continually optimizing our current products, while also developing new features and solutions. We build products for our Members that we believe are not only impactful to their daily financial lives, but also intuitive and easy to use. At the same time, we design our products to drive value for our business and be technically scalable.

Leveraging both quantitative and qualitative Member data, we seek to solve Member financial challenges and drive greater engagement. We begin by listening to our Members and then flowing through our phases of product development—research and development, prototyping and design, Member validation and Member testing, development and launch—and then ongoing learning and iterating.

Evaluate Additional Strategic Partnerships and Acquisitions: We believe partnerships and/or acquisitions will be an important tool to accelerate realization of our strategic roadmap going forward. We plan to be intentional in evaluating opportunities to serve larger populations with our leading products, to develop new avenues for engagement with and retention of our current Members and to enter new and synergistic product categories.

Seasonality

Our service based revenue is typically weakest in the first quarter when the Company aims to reduce its marketing expense in order to optimize returns on our advertising spend. The efficiency of the Company's marketing expense, based on relative levels of customer acquisition costs, is typically softest in the first quarter when tax refunds help support the liquidity needs of our Members. Beyond the first quarter, service based revenue is typically stronger in the second, third, and fourth quarters when the Company aims to increase marketing expense in a disciplined manner given how it can generally achieve attractive returns on that investment at greater scale. From a credit performance perspective, the first quarter is typically the strongest quarter for ExtraCash when tax refunds provide repayment support for our Members. Transaction based revenue is typically strongest in the first quarter as the liquidity support which tax refunds provide causes higher levels of Dave Banking debit card spending and interchange revenue.

Marketing

Member acquisition relies primarily on paid and organic online advertising and social media. Dave also relies on television (streaming and linear), paid search, organic web traffic and e-mail marketing. Referrals and spend incentives drive incremental acquisition and engagement. Marketing creative content and online ads are produced and edited by a lean, experienced, in-house team, well-versed in tailoring messages for our target segments. Product marketing efforts are aimed at increasing Member engagement, through-funnel conversion, retention, and reactivation at a very low cost.

Dave's management team believes that its customer acquisition cost is one of the lowest in the industry, which we attribute to both the sophistication of our marketing strategy and channel optimization as well as ExtraCash’s ability to address what our proprietary research reveals as the primary pain point for our Member base: short-term liquidity. We manage and monitor the efficiency of our marketing investment, in part, by comparing it to the number of customers acquired as well as the amount of gross and net revenue which these customers generate for the Company within a given period. The following table outlines Dave’s customer acquisition cost, which is defined as total marketing expense in a given period divided by the number of new Members who join the Dave platform in a given period by connecting an existing bank account to the Dave platform or by opening a Dave Banking account:

Year	Customer Acquisition Cost (per customer)
2020	$17
2021	$25
2022	$24
2023	$17

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
•
Innovators in Consumer Finance: Consumer-oriented commerce enablement platforms (e.g., Affirm), finance-oriented social networks (e.g., CashApp, Venmo), and lending platforms (e.g., OpenLending, LendingClub).

We believe other market participants do not adequately meet the needs of an estimated 160 to 180 million Americans who make up our target market. We believe our ease of access, speed-to-value, data-driven approach and powerful flywheel will allow us to continue to efficiently scale and generate strong returns.

Customer Service

Our mission is to deliver a ‘center of excellence’ by harnessing the power of artificial intelligence (“AI”), particularly our integration of DaveGPT, to transform the voice of our Members into actionable insights, ensuring their successful interactions with our platform. We are unwaveringly customer-centric and devoted to crafting transformational experiences through our omni-channel support. Our approach is underpinned by Member data and advanced AI capabilities, including DaveGPT, which is fundamental in scaling our operations by automating simple interactions aimed to generate value through enhanced efficiency and precision. This allows us to augment our responses – whether through chatbot, live agent interactions, phone, email, or social media. We believe our seamless tools, supported by AI, provide us with a comprehensive 360-degree view of our Members’ journeys, enabling us to offer precise resolutions to their unique challenges. Our 24/7 knowledge center, informed by AI-driven insights, empowers Members to effectively utilize our tools and services. Moreover, we actively incorporate feedback from Member satisfaction surveys, net promoter score tracking, and app ratings, all analyzed through our advanced AI systems, to regularly refine our processes and optimize our products. This AI-centric approach helps ensure that we address a broad spectrum of inquiries with unprecedented ease, customization, and efficiency, reaffirming our commitment to not just meet but exceed our Members’ expectations.

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

Employees and Culture

Every day, our lean and agile team works together to level the financial playing field. It is this mission and the opportunity to impact the lives of tens of millions of current and future Members that drives us. But, being mission driven alone is not enough to attract great talent. We have made significant strides towards becoming a great place to work.

Over the past year, we have fully embedded the OKR (Objectives and Key Results) framework utilized by many high performing technology organizations into our ways of working here at Dave. We conduct Quarterly Business Reviews, which are an opportunity for the most senior leaders of the company to review key performance indicators from the previous quarter, ensure alignment on our plans for the upcoming quarter, and discuss key strategic focus areas for the business. These processes have led to increased accountability, more predictability of business results, more effective cross-functional collaboration, and ultimately ensuring every team member has a clear understanding of Dave’s goals and what they can do to contribute.

We continue to invest in great people leadership as we know that great people leaders have a multiplying effect on what a business is able to achieve. This insight has led us to invest very early in defining what it means to be a great leader at Dave. Our leaders aspire to create purpose, foster growth, lead through change, communicate with clarity and consistency and prioritize Dave-wide success. We continue to embed this definition of leadership into all aspects of the employee experience at Dave to ensure that over time, we are building the cadre of high performing leaders that inspire their teams to deliver our mission and business results.

Over the last year, we have continued to see the benefits from our strategic decision to operate as a Virtual First company. We have team members in 30 states and have greatly changed the profile of talent at Dave by removing geographic limitations. Voluntary employee turnover has decreased dramatically and, for 2023, has dipped below the market median rates of our peer set. We are committed to this model and believe that the removal of daily commutes and in-office distractions has increased productivity while not increasing our team size. Finally, we know there is value in in-person collaboration and, with that in mind, we encourage team offsites, bring the company together twice a year and have implemented a co-working stipend to help give team members optionality in where they work.

Given our mission, we have invested in supporting the financial wellness of our own team by providing market competitive compensation and benefits programs, a 401k match and a benefits offering that allows all Dave employees access to a dedicated personal financial advisor to meet with as frequently as they choose.

Finally, as a fintech company working to reinvent so many aspects of our legacy financial system, we are no strangers to the unknown. We acknowledge that building a company and culture that employees can be proud of and recommend to their closest friends is not always linear. As such, we conduct semi-annual engagement surveys to give team members a confidential outlet to voice feedback. Based on these results, each department commits to OKRs to drive their department engagement and address opportunities getting in the way of team member engagement and retention. We take this process seriously, which shows by a consistent 90%+ participation rate in every survey, as team members know that their feedback will be reviewed and actioned on.

As of December 31, 2023, we had approximately 285 full time employees across all locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Regulatory Environment

We operate in a complex regulatory environment consisting of U.S. federal and state laws that is rapidly evolving. These laws cover most aspects of our business and include laws, regulations, rules and guidance relating to, among other things, consumer finance and protection, privacy and data protection, anti-money laundering and know your customer requirements, banking, and payments. For example, with respect to our ExtraCash overdraft advance product offered through Evolve, certain state laws may, if applicable, regulate the charges or fees that can be assessed by us and how we may obtain repayment from our Members. In addition, other federal and state laws, public policy, and general principles of equity, such as laws prohibiting unfair and deceptive acts or practices, may apply to our activities in banking, ExtraCash advances, payments, and other areas. These laws and regulations impact our business both directly and indirectly. Additionally, as a result of our partnership with Evolve, which provides ExtraCash advances via an overdraft account, deposit accounts and debit cards to our Members, we are also subject to bank regulators with supervisory authority over Evolve. Ensuring ongoing compliance with these laws and regulations imposes significant burdens on our business operations. See “Risk Factors—Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws, and is subject to regulatory investigations and consumer litigation.”

In addition, we may become subject to additional legal or regulatory requirements we are not subject to today if laws or regulations change in the jurisdictions in which we operate, or if we were to release new products or services. In addition, the regulatory framework for our products and services is evolving and uncertain and specifically the framework that applies to the ExtraCash advance business, as federal and state governments and regulators consider the application of existing laws and potential adoption of new laws. The potential for new laws and regulations, as well as ongoing uncertainty regarding the application of existing laws and regulations to our current products and services, may negatively affect our business. This could include the need to modify the way in which we generate revenue from certain business lines, obtain new licenses, or comply with additional laws and regulations in order to conduct our business.

State licensing requirements and regulation

We believe that none of our current business lines require us to obtain any state licenses. However, the application of state licensing requirements (including those applicable to bank partnerships involving consumer lending) to our business model is not always clear and state regulators may request or require that we obtain licenses or otherwise comply with additional requirements in the future, which may result in changes to our business practices. In addition, if we are found to have engaged in activities subject to state licensure for which we lack the requisite license, or in activities that are otherwise deemed to be in violation of state lending laws, the relevant state authority may impose fines, impose restrictions on our operations in the relevant state, or seek other remedies for activities conducted in the state.

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

Our business activities, either directly or indirectly through our partnership with Evolve, are also subject to applicable requirements under other federal statutes and regulations, including but not limited to:

•
Federal Trade Commission Act. The Federal Trade Commission Act prohibits unfair and deceptive acts and practices in business or commerce and grants the Federal Trade Commission ("FTC") and bank regulators enforcement authority to prevent and redress violations of this prohibition. Whether a particular act or practice violates these laws or the prohibition against UDAAPs frequently involves a highly subjective and/or fact-specific judgment. The FTC Act also contains the Restore Online Shoppers' Confidence Act (ROSCA) which regulates subscriptions and other recurring on-line transactions.
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

Regulation of our bank partnership model

Pursuant to our partnership with Evolve, we offer our Members FDIC-insured, non-interest-bearing deposit accounts (including the ExtraCash account), interest bearing deposit accounts and debit cards that Members can use to access their account balances. These deposit accounts and debit cards are provided by Evolve. Under the terms of our agreement with Evolve, as well as the agreements between our Members and Evolve, each Member that chooses to open a deposit account has a deposit account at Evolve and a debit card issued by Evolve. With respect to these deposit accounts and debit cards, we act as the program manager and service provider to Evolve to provide customer support and technology features to Members using their Evolve accounts through our platform.

Many laws and regulations that apply directly to Evolve indirectly impact us (and our products) as Evolve’s service provider. As such, our partnership with Evolve is subject to the supervision and enforcement authority of the Federal Reserve, Evolve’s primary banking regulator, as well as the FDIC.

Other regulatory requirements

In addition to the requirements described above, we are subject to and work to comply with other state and federal laws and regulations applicable to consumer financial products and services. These laws and regulations may be enforced by various state banking and consumer protection agencies, state attorneys general, the CFPB, the FTC and private litigants, among others.

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

The legal and regulatory framework for privacy and security issues is rapidly evolving, and, although we endeavor to comply with these laws and regulations and our own policies and documentation, we may fail to do so or be alleged to have failed to do so. Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, including those relating to privacy or security, or any failure to protect the information that we collect from our Members from cyberattacks, or any similar actual or perceived failure by our third-party service providers and partners, may result in private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate, among other things. Please see the section titled “Risk Factors—Risks Related to Regulatory and Legal Matters—Stringent and changing laws and regulations relating to privacy and data protection could result in claims against us, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.”

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

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. In the future we will be looking closely at the possibility of filing design and utility patents to further enhance the measures of intellectual property protection for the company. However, these laws, agreements, and procedures provide only limited protection. In the United States, we own several registered trademarks and have pending trademark applications in various stages of review. Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours. Moreover, others may independently develop technologies or services that are competitive with ours or that infringe on, misappropriate, or otherwise violate our intellectual property and proprietary rights. Policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. In addition, aspects of our platform and services include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services.

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

Information About Our Executive Officers and Directors

Executive Officers

Name	Age	Position
Jason Wilk	38	President & Chief Executive Officer
Kyle Beilman	36	Chief Financial Officer

Jason Wilk. Mr. Wilk co-founded Dave Inc. and has served as President and Chief Executive Officer since the closing of the Business Combination and prior to the Business Combination as Legacy Dave’s Chief Executive Officer since May 2016. Mr. Wilk has over 15 years of experience building digital companies. Prior to Dave, from October 2009 to July 2016, Mr. Wilk founded and served as Chief Executive Officer of AllScreen, an Inc 5000 top 20 technology platform that enabled large media outlets to syndicate their digital content to over 500 publishers. AllScreen was backed by leading investors Y Combinator and Mark Cuban before being acquired in 2015. Mr. Wilk began his career as the founder and Chief Executive Officer of 1DaySports.com, one of the first flash sale websites, which was acquired in 2008. Mr. Wilk holds a B.B.A. from Loyola Marymount University, College of Business Administration where he studied international business and technology.

Kyle Beilman. Mr. Beilman has served as Chief Financial Officer and Secretary since the closing of the Business Combination and prior to the Business Combination served as Legacy Dave’s Chief Financial Officer since January 2021 and between July 2017 to October 2019 and Chief Operating Officer from October 2019 to January 2021. Since January 2021, Mr. Beilman has served as Vice President of Dave OD Funding I, LLC, a wholly owned subsidiary of Dave (“Dave OD”). Prior to joining Legacy Dave, Mr. Beilman worked in corporate strategy at Red Bull from January 2016 to July 2017. Prior to Red Bull, Mr. Beilman worked in investment banking focused on mergers and acquisitions at Centerview Partners from August 2013 to January 2016 and Moelis & Company from May 2012 to August 2013. Mr. Beilman holds a B.S. from the University of Southern California Marshall School of Business.

Board of Directors

Name	Age	Position
Jason Wilk	38	President & Chief Executive Officer
Imran Khan	46	Founder & Chief Investment Officer, Proem Asset Management
Brendan Carroll	46	Senior Partner, Victory Park Capital Advisors, LLC
Andrea Mitchell	52	Managing Partner, Law firm of Mitchell Sandler LLC
Michael Pope	56	Former Chief Financial Officer & Senior Vice President, Shutterfly, Inc.
Dan Preston	38	Former Chief Executive Officer & Director, Metromile
Yadin Rozov	46	Founder & Managing Partner, Terrace Edge Ventures LLC

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

•
The industries in which we operate are highly competitive, which could adversely affect our results of operations.
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
•
Use of artificial intelligence in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.
•
ExtraCash advances expose us to credit risk of our Members and if our underwriting criteria for making advances is not sufficient to mitigate against this risk, or if the data we use to underwrite is inaccurate or incomplete, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the ExtraCash advance they receive.
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
•
We operate in an uncertain regulatory environment and may from time to time be subject to litigation or governmental investigations or other inquiries by state, federal and local governmental authorities which could result in fines, penalties, judgments, remediations and other costs which could result in increased expenses and reputational harm.
•
The financial services industry continues to be targeted by new laws or regulations in many jurisdictions, including the U.S. states in which we operate, that could restrict the products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current or future operations.
•
Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws and regulations, which could cause us to modify our products and operations or cease our ability to offer certain products altogether and may subject us to regulatory investigations and consumer litigation.
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
•
Dave identified material weaknesses in its internal control over financial reporting in its financial statements for the years ended December 31, 2023 and 2022. If Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.
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
•
We accept funds from and transfer funds to our Members daily, which in the aggregate comprise substantial sums, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.
•
Dave has guaranteed its subsidiary’s obligations under a debt facility, which contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.
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

Risks Related to Our Business and Industry

The industries in which we operate are highly competitive, which could adversely affect our results of operations.

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

Many existing and potential competitors are entities substantially larger in size and more established, including with greater resources, highly diversified revenues and significantly more brand awareness than ours. As such, many of our competitors can leverage their size, robust networks, financial wherewithal, brand awareness, pricing power and technological assets to compete with us. To the extent new entrants gain market share, the purchase and use of our products and services would decline. If price competition materially intensifies, we may have to decrease the prices of our products and services, which would likely adversely affect the results of operations.

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

Use of artificial intelligence in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.

We have incorporated, and expect to continue to incorporate in the future, AI solutions into our operations and product offerings, and the use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

The use of AI applications, including large language models, may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability.

The introduction of AI technologies into our products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and results of operations.

If the prices we charge for our products and services are unacceptable to our Members, our operating results will be harmed.

We generate revenue by charging Members a fixed monthly rate for membership to our platform as well as additional fees related to optional expedited delivery of advances. Members who obtain an ExtraCash advance through our platform also have the option to tip us. We also generate revenue from our Dave banking product through interchange and out-of-network ATM fees, as well as from our job portal service through referral fees from partner companies. As the market for our platform matures, as new or existing competitors introduce new products or services that compete with ours or if general inflationary pressures continue, we may experience pricing pressure and be unable to retain current Members and attract new Members at prices that are consistent with our pricing model and operating budget. Our pricing strategy for new products and services may prove to be unappealing to our Members, and our competitors could choose to bundle certain products and services to be competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.

ExtraCash advances expose us to credit risk of our Members and if our underwriting criteria for making advances is not sufficient to mitigate against this risk, or if the data we use to underwrite is inaccurate or incomplete, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the ExtraCash advance they receive.

The ExtraCash advance product exposes us to financial losses if Members do not repay the advance provided. The timing and volume of advance repayments have a significant impact on our financial results and cash flows. If a large number of Members do not repay advances, our financial condition and operating results would be adversely affected.

Our underwriting standards may not offer adequate protection against the risk of non-payment, especially in periods of economic uncertainty such as existed during the COVID-19 pandemic and more recently with rising interest rates, and inflationary pressures. We rely on consumer's bank account data obtained through a third party in order to develop our underwriting models and in order to underwrite any particular consumer's advance. If this data becomes unavailable or is inaccurate or incomplete, our underwriting may not adequately predict repayment of advances.

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

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, rising interest rates and increasing inflationary pressures, accurately forecasting repayment of advances is more difficult. Our allowance for credit losses is an estimate, and if actual repayment defaults are materially greater than our allowance for credit losses, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. For example, uncertainty surrounding the continuing economic impact of COVID-19 on our Members has made historical information on credit losses slightly less reliable in the current environment, and there can be no assurances that we have accurately estimated repayment rates.

We may not be able to scale our business on a timely basis to meet our Members’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

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

Any failure of or delay in these efforts could result in service interruptions, impaired system performance, and reduced Member satisfaction, which could negatively impact our revenue growth. If sustained or repeated, performance issues could reduce the attractiveness of our platform to Members and could result in lost Member opportunities, which could hurt our revenue growth, Member loyalty, and our reputation. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results, and financial condition.

If we are unable to acquire new Members and retain our current Members or sell additional functionality and services to them, our revenue growth will be adversely affected.

To increase our revenue, in addition to acquiring new Members, we must continue to retain existing Members and expand their use of our platform by increasing the number of Members and incentivizing them to pay for additional functionality. Our ability to retain our Members and increase their usage could be impaired for a variety of reasons, including Member reaction to changes in the pricing of our products or the other risks described in this Annual Report on Form 10-K. As a result, we may be unable to retain existing Members or increase their usage of our platform, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

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

Legacy Dave was incorporated in October 2015 and we have a relatively short operating history in the financial services industry, which is continuously evolving. We have limited experience to date in building consumer financial services technology. We cannot provide assurance that we will be able to develop products and services on our platform that will enable us to meet quality, price and engineering standards, as well as comply with any regulatory standards we may be subject to. Our business and prospects should be considered in light of the risks and significant challenges we face as a new entrant in our industry, including, among other things, with respect to our ability to:

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

If we lose key personnel, or if we are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Our success and future growth depend upon the continued services of our management team and other key employees who are critical to our overall management, as well as the continued development of our products, strategic partnerships, our culture and our strategic direction. We currently do not have “key person” insurance on any of our employees. The loss of one or more of our senior management team members or other key employees could disrupt or harm our business, and we may not be able to find adequate replacements. We cannot provide assurance that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart.

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

We rely on agreements with Evolve to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. These agreements and corresponding regulations governing banks and financial institutions may give Evolve substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for Members and require us to comply with certain legal requirements. Evolve discretionary actions under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. If our relationship with Evolve Bank is terminated, we would need to find another financial institution to provide those services, which could be difficult and expensive. If we are unable to find a replacement financial institution to provide the services we receive from Evolve, we would not be able to offer ExtraCash advances, service our deposit accounts, debit cards and other services, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with using Evolve materially change or if any penalty or claim for damages is imposed as a result of our breach of our agreements with them.

Our recent rapid growth, including growth in our volume of payments, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful.

Our operating revenues increased from $204.8 million in 2022 to $259.1 million in 2023. Although we have recently experienced significant growth in our revenue and transaction volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

In addition, we expect to invest substantial financial and other resources on:

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

Since incorporation in October 2015, we have been engaged in growth activities related to building our business, which requires substantial capital and other expenditures. We have incurred net losses in previous fiscal years, including fiscal year 2023, and we may incur losses again in the future. We expect our cash needs to increase significantly for the next several years as we:

•
market our products and services;
•
hire additional marketing, client support, engineering, product development and administrative personnel;
•
expand our client support and service operations; and
•
implement new and upgraded operational and financial systems, procedures and controls.

As a result of these continuing costs and expenses, we need to generate significant revenues to attain and maintain profitability and positive cash flow. To date, our operations have been supported by primarily through cash receipts from services and transaction based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. If we do not continue to increase our revenues, our business, results of operations and financial condition could be materially and adversely affected.

We may require additional capital to support the growth of our business, and this capital may not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through cash receipts from services and transaction based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds.

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

Our quarterly and annual results of operations may fluctuate in the future, which may adversely affect our stock price. Fluctuations in our quarterly or annual results of operations might result from a number of factors, many of which are outside of our control, including, but not limited to:

•
the election by our Members of expedited processing of the ExtraCash advance product;
•
the timing and volume of optional tips our Members send to us, advance payments and subscriptions and use of our products and services;

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

Criminals are using increasingly sophisticated methods to engage in illegal activities using ExtraCash or deposit account products or Member information. Illegal activities involving products and services like ours often include malicious social engineering schemes, fraudulent payment or refund schemes, fabricated identities, account takeovers, identity theft and other fraudulent schemes. We rely upon third parties for transaction processing services, which subjects us and our Members to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our products and services, have in the past and could in the future, result in operational losses and reputational damage to us. Such damage could reduce the use and acceptance of our products and services, cause our banking and strategic partners to cease doing business with us, or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition.

For example, in the third quarter of 2022, we experienced a fraud event which resulted in Member advance write-offs of approximately $3.0 million. To address the challenges we face with respect to fraudulent activity of the nature outlined above and other fraudulent activities, we have implemented risk control mechanisms that have made it more difficult for all Members, including legitimate Members, to obtain and use our Dave banking product. We believe it is likely that our risk control mechanisms may continue to adversely affect the growth of our Dave banking product for the foreseeable future and, as a result, negatively impact our operating revenues.

We are exposed to losses from Dave banking Member accounts.

Fraudulent activity involving our Dave banking account may lead to fraudulent or baseless Member disputed transactions, for which we may be liable under banking regulations and payment network rules. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity, and the regulations and payment network rules may become more onerous, causing additional losses for us. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected. Additionally, our Members can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. While we decline authorization attempts for amounts that exceed the available balance in a Member’s account, the application of payment network rules and the timing of the settlement of transactions, among other things, can result in overdrawn accounts.

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

We receive funds from, and transfer funds to, our Members daily, which in the aggregate comprise substantial sums, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.

Our business is subject to the risk of financial losses as a result of operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors on our platform. Software errors in our platform and operational errors by our employees may also expose us to losses.

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

There can be no assurance that our insurance will cover losses or our coverage will be sufficient to cover our losses. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be adversely affected.

Cyberattacks and other security breaches or disruptions suffered by us or third parties upon which we rely could have a materially adverse effect on our business, harm our reputation and expose us to public scrutiny and liability.

In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our Members and prospective Members, including data provided by and related to Members and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers that require us to share consumer information for servicing purposes. Information security risks in the financial services industry continue to increase generally, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. In addition to cyberattacks and other security breaches involving the theft of sensitive and confidential information, hackers, terrorists, sophisticated nation-state and nation-state supported actors and other malicious third parties recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing applications and websites.

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

In May 2020, an unauthorized third party attempted to gain access to Dave Member accounts and was able to access Member profiles and Members’ partial or incomplete bank account information. We did not uncover any evidence that the attacker was able to take any actions with respect to the data, other than gaining read access to it, nor do we believe any unauthorized transactions were made or advances requested on the Dave system. We provided notice to relevant parties as required under applicable law and agreements and took steps to set up alerts to detect abnormal request volumes and introduced rate limiting at the IP address level. In addition, in June 2020, we were notified of an unauthorized third party breach of our Dave database. The third party was able to access to Dave’s system by breaching the system of one of Dave’s third party service providers. The attacker was able to download a large data set, including encrypted social security numbers for some Members; however, there was no evidence that unauthorized transactions were made or advances requested on the Dave system, nor do we believe that the third party gained access to decryption keys or was otherwise able to decrypt encrypted information. The May 2020 and June 2020 incidents are collectively referred to herein as the "2020 Incidents." We took remedial measures, including the engagement of an outside security consultant to monitor for ongoing dark web activity and to conduct a security audit and incident investigation, and notified relevant parties as required under applicable law and agreements. As a result of the 2020 Incidents, we are in the process of settling a purported class action in California for approximately $3.1 million and we settled individual claims outside of California for approximately $4.4 million. See Item 1. Legal Proceedings. As we have increased our Member base and our brand has become more widely known and recognized, third parties may continue to seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our Members’ data.

If our banking partner or other strategic partners were to conclude that our systems and security policies and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. Under our terms of service and our contracts with strategic partners, if there is a breach of nonpublic personal information of our Members that we store, we could be liable to the partner for their losses and related expenses.

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

Our insurance may be insufficient or may not cover all liabilities incurred by cybersecurity incidents. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

We guarantee certain obligations of one of our wholly-owned subsidiaries, which guaranty contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

One of our wholly-owned subsidiaries, Dave OD Funding has a senior secured debt facility with Victory Park Capital Advisors, LLC and its affiliates (the “Debt Facility”). We have guaranteed certain of Dave OD Funding’s obligations under the Debt Facility. The Debt Facility contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

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

Many of our senior management team have limited experience in managing a publicly-traded company. Their limited experience with the increasingly complex laws pertaining to public companies could be a significant disadvantage and an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company’s operations. We may not have adequate personnel with the appropriate level of knowledge, experience and training in accounting policies, compliance practices or internal controls required of public companies. For example, lack of a sufficient number of accounting and finance professionals contributed to material weaknesses in our internal control over financial reporting as described in Item 9A of this Annual Report on Form 10-K. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require expenditures greater than expected, and a delay could impact our ability to accurately and timely report our operating results, timely file required reports with the SEC and comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We have expanded our employee base to support our operations as a public company and it is possible that additional employees may need to be hired, which will increase our operating costs in future periods.

Dave identified material weaknesses in its internal control over financial reporting in its financial statements for the years ended December 31, 2023 and 2022. If Dave is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.

In connection with the preparation and audits of our consolidated financial statements for the years ended December 31, 2023 and 2022, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As of December 31, 2023, material weaknesses were identified in our internal control over financial reporting. These material weaknesses, as well as our remediation plans, are described in Item 9A of this Annual Report on Form 10-K.

While we believe these efforts will be sufficient to remediate the material weaknesses, we cannot provide assurance that we will be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all or that the measures we have taken to date and may take in the future will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses or identify additional material weakness in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required by the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of the Company’s Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

Negative publicity about us or our industry, even if inaccurate, could adversely affect our reputation and the confidence in, and use of our platform, potentially harming our reputation and causing disruptions to our platform. Such negative publicity could involve: the transparency, fairness, Member experience, quality, and reliability of our platform or consumer fintech platforms in general, the effectiveness of our risk models, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, bank partners and structure of our bank partner products, service providers, or others in our industry, the experience of consumers with our platform or services. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain advances, deposit accounts, and other products and services facilitated through our platform. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

Natural catastrophic events, pandemics and man-made problems such as power disruptions, political instability, civil unrest, terrorist activity or war may disrupt our business.

Natural disasters, pandemics, other catastrophic events or man-made disasters may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Los Angeles, California, and our data centers are located in the Midwest. The west coast of the United States contains active earthquake zones and the greater Los Angeles area has experienced major fire danger in the past five years and may experience major fires in the future. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, political instability, civil unrest, war, or terrorist attack, we may be unable to continue our operations and may experience system interruptions, reputational harm, delays in our application development, lengthy interruptions in the availability of our products and services, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

In addition, the insurance we maintain may not cover or may be insufficient to cover our losses resulting from disasters, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

Risks Related to Regulatory and Legal Matters

Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws, and is subject to regulatory investigations and consumer litigation.

We are subject to extensive regulation under United States federal and state laws and regulations. Regulators have broad discretion with respect to the interpretation, implementation, and enforcement of these laws and regulations, including through enforcement actions that could subject us to civil money penalties, Member remediation, increased compliance costs, and limits or prohibitions on our ability to offer certain products or services or to engage in certain activities. Any failure or perceived failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation, which could materially and adversely affect our business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over us.

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

For example, since January 2023, we have been cooperating with the FTC staff in response to a Civil Investigative Demand (“CID”) seeking information in connection with the sale, offering, advertising, marketing or other promotion of cash advance products and online financial services. Although we believe that our practices at all times have been in compliance with applicable law, the defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on our financial results and operations.

In addition, we are also subject to consumer litigation, including putative consumer class actions which allege that we violate federal and/or state laws regulating the financial services industry. For example, in July 2022, a purported class action Lopez v. Dave, Inc. was filed in the U.S. District Court for the Northern District of California alleging violations of California consumer protection laws and state and federal lending laws, among other things. The complaint seeks injunctive relief, damages, restitution, nonrestitutionary disgorgement, pre- and post-judgment interest and reasonable attorneys’ fees and costs. In December 2022, a purported class action Golubiewski and Checchia v. Dave, Inc. was filed in the U.S. District Court for the Middle District of Pennsylvania alleging similar violations under Pennsylvania state and federal laws. We are actively litigating these matters and cannot estimate the likely outcome at this time.

Our "terms of use" for the Dave App as well as the Evolve agreements related to the ExtraCash and deposit accounts include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits. Even if our arbitration clause remains enforceable, we may be subject to mass arbitrations in which large groups of consumers bring arbitration claims against the Company simultaneously.

We have been and may in the future also be subject to investigations and potential enforcement actions that may be brought by state regulatory authorities, state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject us to civil money penalties and fines, Member remediation, and increased compliance costs, damage our reputation and brand and limit or prohibit our ability to offer certain products and services or engage in certain business practices. Further, in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body.

The financial services industry continues to be highly regulated and subject to new laws or regulations in many jurisdictions, including the U.S. states in which we operate, which could restrict the products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current or future operations.

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

In addition, regulators are interpreting existing laws, regulations and rules in new and different ways as they attempt to apply them to novel products and business models such as ours. "True lender" challenges of bank partnership arrangements for credit products (such as the arrangement for ExtraCash) are being raised at the federal and state levels, and banking as a service arrangements (such as the arrangements for our deposit accounts) are subject to heightened scrutiny. Changes in the laws, regulations and enforcement priorities applicable to our business, or changes in the way existing laws and regulations are interpreted and applied to us, could have a material impact on our business model, operations and financial position. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions or render them unprofitable and/or impractical to continue.

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

We are not currently directly subject to laws and regulations applicable to traditional banks. However, banking products made available through us by our bank partner remain subject to regulation and supervision by our bank partner’s regulators and we, as a service provider to our bank partner, undertake certain compliance obligations. If we were to become directly subject to banking regulations or if the third-party risk management requirements applicable to us were to change, our business model may need to be substantially altered and we may not be able to continue to operate our business as it is currently operated. Failure by us, or any of our business partners, to comply with applicable laws and regulations could have a material adverse effect on our business, financial position and results of operations.

If we were found to be operating without having obtained necessary state or local licenses, it could adversely affect our business, results of operations, financial condition, and future prospects.

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activities regarding consumer finance transactions. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of certain consumer financial licensing laws to our platform and the related activities it performs is not always clear, and regulatory agencies may not agree with our determinations on the applicability of such laws to us. In addition, state licensing requirements may evolve over time, including, in particular, recent trends in legislation seeking to impose licensing requirements and regulation of parties engaged in business to consumer advance products such as ExtraCash.

If we were found to be in violation of applicable state licensing or other requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the advances facilitated through our platform could be rendered void in whole or in part, any of which could have an adverse effect on our business, results of operations, and financial condition. For example, we have received and responded to inquiries from various states, in each case regarding whether the advance products we offer in those states should subject us to state licensing and related requirements. In December 2021, we entered into a Memorandum of Understanding (“MOU”) with the California Department of Financial Protection and Innovation (“CA DFPI”). The MOU requires us to provide the CA DFPI with certain information as requested by the CA DFPI and adhere to certain best practices in connection with our ExtraCash advance product (including certain disclosures related to us not being licensed by the CA DFPI).

Stringent and changing laws and regulations relating to privacy and data protection could result in claims against us, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.

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

We rely on obtaining our Member's banking data, with their consent, through a third party, in order to provide ExtraCash, deposit and budgeting products. If such data becomes more difficult or expensive to obtain due to changing laws and regulations, our operating results may be impacted. For example, in October 2023, the CFPB proposed a rule intended to accelerate a shift towards open banking by establishing a comprehensive regulatory framework providing consumers and their authorized third parties with rights to receive access to consumers' personal financial data held by a financial institution. These rules also propose limitations on authorized third parties' (such as Dave's) collection, use and retention of such data. If we are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.

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

Shares of Dave Class V Common Stock have 10 votes per share, while shares of Dave Class A Common Stock have one vote per share. Jason Wilk, Dave’s co-founder and its Chief Executive Officer and President, holds all of the issued and outstanding shares of Dave Class V Common Stock. Accordingly, as of March 1, 2024, Mr. Wilk holds approximately 60.0% of the voting power of our capital stock on an outstanding basis and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of Dave’s assets or other major corporate transactions. Mr. Wilk may have interests that differ from other shareholders’ and may vote in a way with which you disagree and which may be adverse to other shareholder interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Dave, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Dave and might ultimately affect the market price of shares of Dave Class A Common Stock.

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
•
limited liquidity and trading volumes in the Dave Class A Common Stock;

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

Dave is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide income. Further, since Dave’s operations and customers are located throughout the United States, Dave will be subject to various U.S. state and local taxes, including local and state sales and use taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Dave and may have an adverse effect on its business and future profitability.

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

Sales of a substantial number of the Dave Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Dave Class A Common Stock. As of March 1, 2024, our current officers and directors hold approximately 15% of the outstanding shares of Common Stock, including the 1,514,082 shares of Dave Class V Common Stock convertible into shares of Dave Class A Common Stock, which represents approximately 60.0% of the voting power of the outstanding shares of Common Stock.

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

In addition, fluctuations in the price of Dave securities could contribute to the loss of all or part of Dave shareholders’ investment. If an active market for our securities develops and continues, the trading price of Dave securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on investments in our securities and our securities may trade at prices significantly below the price paid for such investments. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents.

The Company’s cybersecurity program and policies articulate the expectations and requirements with respect to acceptable use, risk management, data privacy, education and awareness, security incident management and reporting, identity and access management, vendor due diligence, security (with respect to physical assets, products, networks, and systems), security monitoring and vulnerability identification. The cybersecurity program and policies are operated by a dedicated cybersecurity team in conjunction with the Company’s enterprise risk management program.

The Company’s cyber risk management program is designed to identify, track, escalate, remediate, and report cybersecurity risks across the Company. These risk areas include internal, product, vendor, supply chain, and external services leveraged across the Company. The Company has a vendor management program that evaluates and oversees cybersecurity risks related to third party vendors providing services to the Company. Any identified risks are assessed, prioritized, and addressed via process, technology, and personnel improvements to help ensure ongoing mitigation and tracking.

The Company’s cybersecurity strategy is guided by risk priorities and identified areas for improvement, which are informed by regulatory requirements and industry standards, such as the Federal Trade Commission’s Safeguards Rule and the National Institute for Standards and Technology (NIST) Cybersecurity Framework, and evolving business needs. This strategy is shared with the executive leadership at least annually. The Company maintains an incident response plan, coupled with a continuous monitoring program. This plan and program include incident alerting, comprehensive incident criticality assessments, and escalation processes to support teams, senior leadership, and the Board.

The Company’s cybersecurity team manages all facets of the security monitoring and incident program,

coordinating with Company engineers and other staff, along with third parties as needed, across our operating companies. All company employees are provided cybersecurity awareness training, which includes topics on the Company’s policies and procedures for reporting potential incidents. The Company’s cybersecurity team evaluates emerging risks, regulations, and compliance matters and updates the policies and procedures accordingly on an ongoing basis.

To date, other than the 2020 Incidents, the Company has not experienced a cybersecurity threat or incident that has materially affected or that we believe is reasonably likely to materially affect the Company including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cyberattacks and other security breaches or disruptions suffered by us or third parties upon which we rely could have a materially adverse effect on our business, harm our reputation and expose us to public scrutiny and liability.” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

The Board oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. Pursuant to the Audit Committee Charter, the Audit Committee of the Board provides compliance oversight to the Company’s risk assessment and risk management policies, including for cybersecurity, and the steps management has taken to monitor and mitigate cybersecurity exposures and risks.

The Company’s Director of Security and Information Technology (DSIT), in coordination with the Company’s Vice President of Technology, is responsible for leading the assessment and management of cybersecurity risks. The current DSIT has over 18 years of experience in information security. The DSIT reports to the Board and management on cybersecurity risk assessment, policies, incident prevention, detection, mitigation, and remediation of cybersecurity incidents on a quarterly basis or as needed.

Item 2. Properties.

We operate out of our headquarters in Los Angeles, California. We maintain two sublease agreements for approximately 9,000 square feet located in Los Angeles, California. The subleases for the Los Angeles spaces are scheduled to expire in October 2028 and December 2025, respectively.

Item 3. Legal Proceedings.

See Note 12, ”Commitments and Contingencies,” to our consolidated financial statements included in this report for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities. Market Information

Our shares of Dave Class A Common Stock and Public Warrants have traded on Nasdaq under the symbols “DAVE” and “DAVEW,” respectively, since January 6, 2022.

Holders of Record

As of December 31, 2023, there were 95 holders of record of Dave Class A common stock, one holder of record of our Class V common stock and two holders of record of the public warrants. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Sales of Unregistered Securities

On March 21, 2022, the Company issued a convertible note in the principal amount of $100.0 million. The terms of the convertible note are described in Note 9 Convertible Note Payable in the notes to our consolidated financial statements for the year ended December 31, 2023 contained in this Annual Report on Form 10-K.

On January 29, 2024, the Company repurchased the $105.5 million outstanding balance of the convertible note as of December 31, 2023 for $71.0 million. Refer to Note 21 in the accompanying consolidated financial statements of Dave for additional information.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. On January 5, 2023, the Board of Directors approved an amendment to the Company’s certificate of incorporation to complete a 1-for-32 reverse stock split effective January 5, 2023. The effects of the reverse stock split have been reflected in the consolidated financial statements and the footnotes.

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

Further, we see a significant opportunity to address the broader short-term credit market. According to a 2023 report by FHN, legacy financial institutions charge approximately $40 billion in fees annually. The FHN estimates that financially “coping” and “vulnerable” populations pay over $160 billion a year in fees and interest for access to short-term credit. Our prospective Member opportunity is also significant. We estimate that our total addressable market consists of between 160 million to 180 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.

Dave offers a suite of innovative financial products aimed at helping our Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. Through Dave Banking, we provide a digital checking account experience, seamlessly integrated with ExtraCash advances, with no hidden fees. With a Dave Banking account, Members have access to valuable tools for building long-term financial health, such as Goals savings accounts and customizable automatic round-up savings on debit spend transactions. We also help Members generate extra income for spending or emergencies through high APY savings rates, our Side Hustle product, where we present Members with supplemental work opportunities, and through our Surveys product, where Members can earn supplemental income by taking surveys. Our budgeting tool helps Members manage their upcoming bills to avoid overspending.

We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to improve the financial system for the everyday person. Since inception and through the date of this report, over 13 million Members have registered on the Dave app and over 10 million Members have used at least one of our products and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.

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

Member Growth and Activity

We have made significant investments in our platform, and our business is dependent on continued Member growth, as well as our ability to offer new products and services and generate additional revenues from our existing members using such additional products and services. Member growth and activity are critical to our ability to increase our scale, capture market share and earn an attractive return on our technology, product and marketing investments. Growth in Members and Member activity will depend heavily on our ability to continue to offer attractive products and services and the success of our marketing and Member acquisition efforts.

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

Key Components of Statements of Operations

Basis of presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying consolidated financial statements of Dave included in this report.

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

Operating expenses

We classify our operating expenses into the following five categories:

Provision for Credit Losses

The provision for credit losses primarily consists of an allowance for expected credit losses at a level estimated to be adequate to absorb credit losses inherent in the outstanding advances receivable, inclusive of outstanding processing fees and tips along with outstanding amounts aged over 120 days or which become uncollectible based on information available to us during the period. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as collections trends and cash collections received subsequent to the balance sheet date. Changes to the allowance have a direct impact on the provision for credit losses in the consolidated statement of operations. We consider advances aged more than 120 days or which become uncollectible based on information available to us as impaired. All impaired advances are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for credit losses. Subsequent recoveries, if any, of Member advances written-off are recorded as a reduction to Member advances, resulting in a reduction to the allowance for credit losses and a corresponding reduction to the provision for credit losses in the consolidated statements of operations when collected.

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

Other Operating Expenses

Other operating expenses consist primarily of technology and infrastructure (third-party Software as a Service “SaaS”), commitments to charity, transaction based costs (program expenses, association fees, processor fees, losses from Member-disputed transactions, bank card fees and fraud), depreciation and amortization of property and equipment and intangible assets, legal fees, rent, certain sales tax related costs, office related expenses, public relations costs, professional services fees, travel and entertainment, and insurance. Costs associated with technology and infrastructure (third-party SaaS), depreciation and amortization of property and equipment and intangible assets, legal fees, rent, office related expenses, public relations costs, professional services fees, travel and entertainment, and insurance vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

Operating revenues

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2023	2022	2023/2022	2023/2022
Service based revenue, net
Processing fees, net	$152,490	$106,664	$45,826	43%
Tips	56,945	61,951	(5,006)	-8%
Subscriptions	21,483	19,146	2,337	12%
Other	1,323	1,099	224	20%
Transaction based revenue, net	26,852	15,978	10,874	68%
Total	$259,093	$204,838	$54,255	26%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the year ended December 31, 2023 were $152.5 million, an increase of $45.8 million, or 43%, from $106.7 million for the year ended December 31, 2022. The increase was primarily attributable to increases in transacting Members, increases in total advance volume from approximately $2,709 million to approximately $3,629 million year over year and average advance amounts that increased from $134 to $152 as of the years ended December 31, 2022 and 2023, respectively. Processing fees tend to increase as advance volume increases, but may not always trend ratably, as historically, prior to the implementation of percentage-based fees in late 2023, processing fees varied depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance remained relatively flat for the years ended December 31, 2023 and 2022. The average processing fees Members paid to expedite these advances increased modestly for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Tips

Tips for the year ended December 31, 2023 were $56.9 million, a decrease of $5.0 million, or 8%, from $62.0 million for the year ended December 31, 2022. The decrease was primarily attributable to lower tip engagement from Members despite increases in transacting Members, increases in total advance volume from approximately $2,709 million to approximately $3,629 million year over year and average advance amounts that increased from $134 to $152 as of the years ended December 31, 2022 and 2023, respectively. Tip amounts may not always trend ratably as tips often vary depending on the total amount of the advance and number of Members who leave a tip. The average tip Members chose to leave increased while the percentage of Members that chose to leave a tip decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Subscriptions

Subscriptions for the year ended December 31, 2023 were $21.5 million, an increase of $2.3 million, or 12%, from $19.1 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in paying Members on our platform.

Other

Other revenue for the year ended December 31, 2023 were $1.3 million, an increase of $0.2 million, or 20%, compared to the year ended December 31, 2022. The increase was primarily attributable to increases in revenue related to the launch of our Survey product and the Reward product for Members, offset by a decrease in average revenue per lead related to amounts received from our Side Hustle advertising partners.

Transaction based revenue, net—Transaction based revenue, net for the year ended December 31, 2023 was $26.9 million, an increase of $10.9 million, or 68%, from $16.0 million, for the year ended December 31, 2022. The increase was primarily attributable to the growth in Members engaging with our Checking Product and corresponding growth in the number of card spend transactions initiated by Members.

Operating expenses

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2023	2022	2023/2022	2023/2022
Provision for credit losses	$58,386	$66,266	$(7,880)	-12%
Processing and servicing costs	28,926	31,946	(3,020)	-9%
Advertising and marketing	48,392	69,038	(20,646)	-30%
Compensation and benefits	94,910	103,432	(8,522)	-8%
Other operating expenses	70,679	68,551	2,128	3%
Total	$301,293	$339,233	$(37,940)	-11%

Provision for credit losses—The provision for credit losses totaled $58.4 million for the year ended December 31, 2023, compared to $66.3 million for the year ended December 31, 2022. The decrease of $7.9 million, or 12%, was primarily attributable to an increase of $8.8 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, partially offset by a decrease in provision expense of $16.7 million related to Member advances aged 120 days and under.

The increase in provision expense of $8.8 million related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to increases in transacting members, average advance amounts from $134 to $152 and total advance volume from $2,709 million to $3,629 million for the years ended December 31, 2022 and 2023, respectively. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The decrease in provision expense of $16.7 million related to Member advances aged 120 days and under was primarily attributed to improved collections performance and lower advances outstanding, despite a 27% increase in advance volume during the last four months for the year ended December 31, 2023 compared to the last four months of the year ended December 31, 2022. This resulted in a decrease to the allowance for credit losses and corresponding lower provision for credit losses expense during the year ended December 31, 2023 as compared to December 31, 2022. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.

Throughout the year ended December 31, 2023, loss and collections experience of Member advances continued to improve, due primarily to underwriting modifications related to advance eligibility requirements, advance stability, new Member conversion and risk detection. Historical loss and collections rates utilized in the calculation of the provision for credit losses increased slightly when compared to historical rates utilized in 2022 due to improved collections performance from the underwriting modifications made in reaction to the COVID-19 pandemic. Any changes to our historical loss and collections experience directly affect the historical loss rates utilized in the calculation of the allowance for uncollectible advances. The changes in the allowance for credit losses, period over period, has a direct impact on the provision for credit losses.

For information on the aging of Member advances and a roll-forward of the allowance for credit losses, refer to the tables in Note 5 Member Advances, Net in the accompanying consolidated financial statements of Dave included in this report.

Processing and service costs—Processing and servicing costs totaled $28.9 million for the year ended December 31, 2023, compared to $31.9 million for the year ended December 31, 2022. The decrease of $3.0 million, or 9.5%, was primarily driven by technology enhancements made to our ExtraCash payments structure along with discounts and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $48.4 million for the year ended December 31, 2023, compared to $69.0 million for the year ended December 31, 2022. The decrease of $20.6 million, or 29.9%, was primarily attributable to a more targeted, conversion-focused spend approach on our advertising campaigns, production and promotions across various social media platforms and television. Additionally, channel and creative optimization, long-tail marketing investments made during the second quarter of 2023 and ongoing improvements to our measurement and reporting infrastructure allowed us to invest more intelligently across our marketing mix.

Compensation and benefits—Compensation and benefits expenses totaled $94.9 million for the year ended December 31, 2023, compared to $103.4 million for the year ended December 31, 2022. The decrease of $8.5 million, or 8.2%, was primarily attributable to the following:

•
a decrease in stock-based compensation of $14.0 million, primarily due to larger amounts of restricted stock units granted during the year ended December 31, 2022 compared to the year ended December 31, 2023 and stock options granted in prior years' that have fully vested;
•
a decrease in contractor and consulting fees of $2.8 million due to the average increase in employee headcount and corresponding reduction in external support for IT security, finance, marketing, design and customer service resources; and
•
an increase in payroll and related costs of $8.2 million, primarily due to average headcount and salary increases, bonuses and severance payments;

Other operating expenses—Other operating expenses totaled $70.7 million for the year ended December 31, 2023, compared to $68.6 million for the year ended December 31, 2022. The increase of $2.1 million, or 3.1%, was primarily attributable to the following:

•
an increase in legal fees of $4.0 million primarily due to ongoing litigation, settlement, compliance, employment and general corporate related matters;
•
an increase in expenses related to our Checking Product of $2.7 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed;
•
an increase in charitable contribution expenses of $2.0 million, primarily due to increased amounts pledged to charitable meal donations related to Members’ tips;
•
an increase in technology and infrastructure expenses of $0.8 million, primarily due to increased costs to support the growth of our business and development of new products and features;

•
a decrease in insurance related costs of $3.5 million, primarily related to reductions in director and officer premiums;
•
a decrease in rent expense of $1.8 million due to a reduction in leased office space;
•
a decrease in depreciation and amortization of $1.2 million, primarily due to accelerated amortization related to the change in useful life of a certain intangible asset during the year ended December 31, 2022, offset by increased amortization of internally developed software due to increased internally developed capitalized costs, and depreciation related to leasehold improvements and equipment purchases; and
•
a decrease in administrative expenses of $0.8 million, primarily due to reductions in investor relations fees, accounting related fees, in-person company meetings, bank service charges, sales tax, licenses and fees, travel and entertainment and other administrative expenses.

Other (income) expense

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2023	2022	2023/2022	2023/2022
Interest income	$(5,295)	$(2,953)	$(2,342)	79%
Interest expense	11,774	9,197	2,577	28%
Legal settlement and litigation expenses	-	6,282	(6,282)	-100%
Other strategic financing and transactional expenses	-	4,591	(4,591)	-100%
Gain on extinguishment of liability	-	(4,290)	4,290	-100%
Changes in fair value of earnout liabilities	(22)	(9,629)	9,607	-100%
Changes in fair value of derivative asset on loans to stockholders	-	5,572	(5,572)	-100%
Changes in fair value of public and private warrant liabilities	(260)	(14,192)	13,932	-98%
Total	$6,197	$(5,422)	$11,619	-214%

Interest income— Interest income totaled $5.3 million for the year ended December 31, 2023, compared to $3.0 million for the year ended December 31, 2022. The increase of $2.3 million, or 79.3%, was primarily attributable to interest earned from yields from investments and higher interest rates during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Interest expense— Interest expense totaled $11.8 million for the year ended December 31, 2023, compared to $9.2 million for the year ended December 31, 2022. The increase of $2.6 million, or 28%, was primarily attributable to interest related to a higher average outstanding balance during 2023 from the delayed draw senior secured loan facility (the “Debt Facility”) which Dave OD Funding I, LLC (“Dave OD”) entered into during January 2021, and which was subsequently amended in November 2021 to include a $20 million line of credit (the “Credit Facility”), along with interest related to the Note with FTX Ventures and higher interest rates on borrowings under the Debt Facility and Credit Facility.

Legal settlement and litigation expenses—Legal settlement and litigation expenses totaled $0 for the year ended December 31, 2023, compared to $6.3 million for the year ended December 31, 2022. See Note 13 Commitments and Contingencies in the accompanying consolidated financial statements of Dave included in this report for more information regarding pending legal actions. The decrease of $6.3 million, or 100%, was primarily attributable to the settlement of an employee-related legal matter during the year ended December 31, 2022.

Other strategic financing and transactional expenses—Other strategic financing and transactional expenses totaled $0 for the year ended December 31, 2023, compared to $4.6 million for the year ended December 31, 2022. The decrease of $4.6 million was related to one-time strategic opportunities in addition to one-time post-closing expenses associated with the Business Combination that occurred in 2022.

Gain on extinguishment of liability—Gain on extinguishment of liability totaled $0 for the year ended December 31, 2023, compared to $4.3 for the year ended December 31, 2022. The decrease of $4.3 million, or 100%, was primarily attributable to the extinguishment of a $7.5 million liability related to transaction costs associated with the Business Combination that were settled during 2022 in exchange for shares of our Class A common stock. The $7.5 million in transaction costs were also included as part of additional paid in capital within our consolidated balance sheets as the transaction costs were originally capitalized in conjunction with the Business Combination.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a benefit of $0.02 million for the year ended December 31, 2023, compared to totaled a benefit of $9.6 million for the year ended December 31, 2022. The decrease of $9.6 million, or 99.8%, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to decreases in our underlying Class A Common Stock price.

Changes in fair value of derivative asset on loans to stockholders—Changes in fair value of derivative asset on loans to stockholders totaled $0 for the year ended December 31, 2023, compared $5.6 million for the year ended December 31, 2022. The decrease of $5.6 million, or 100%, was primarily attributable to fair value adjustments associated with options issued in connection with loans to stockholders resulting from a decrease in the underlying fair value of our Class A Common Stock as of the settlement date of the derivative asset in early 2022. For further details, please refer to Note 2 in the accompanying consolidated financial statements of Dave included in this report.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled a benefit of $0.3 million for the year ended December 31, 2023, compared to total a benefit of $14.2 million for the year ended December 31, 2022. The decrease in benefit of $13.9 million, or 98.2%, was primarily attributable to fair value adjustments associated with certain public and private warrant liabilities due to decreases in our underlying Class A Common Stock price over the last 12 months.

Provision for income taxes

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2023	2022	2023/2022	2023/2022
Provision for (benefit from) income taxes	120	(67)	187	-279%
Total	$120	$(67)	$187	-279%

Provision for income taxes for the year ended December 31, 2023 increased by $0.2 million, or 279%, compared to the year ended December 31, 2022. This increase was primarily due to an increase in state taxes, including gross margin state taxes, because a favorable ruling by the Texas Supreme Court regarding the determination of state sourced service income had a more significant impact on the year ended December 31, 2022.

Comparison of Years Ended December 31, 2022 and 2021

A discussion regarding our results of operations for the year ended December 31, 2022 compared to the results for the year ended December 31, 2021 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Dave – Results of Operations” in our Form 10-K filed with the SEC on March 13, 2023, which is available on the SEC’s website at www.sec.gov.

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

The following table reconciles net loss to Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	For the Year Ended
(in thousands)	December 31,
	2023	2022
Net loss	$(48,517)	$(128,906)
Interest expense, net	6,479	6,244
Provision for (benefit from) income taxes	120	(67)
Depreciation and amortization	5,450	6,661
Stock-based compensation	26,674	40,639
Legal settlement and litigation expenses	-	6,282
Other strategic financing and transactional expenses	-	4,591
Gain on extinguishment of liability	-	(4,290)
Changes in fair value of earnout liabilities	(22)	(9,629)
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of public and private warrant liabilities	(260)	(14,192)
Adjusted EBITDA	$(10,076)	$(87,095)

Liquidity and Capital Resources

In the past, we have financed our operations primarily from cash receipts from service and transaction based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. As of December 31, 2023 and 2022, our cash and cash equivalents, marketable securities and investments balance was $155.9 million and $192.0 million, respectively.

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

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of approximately 2 to 5 years as of December 31, 2023, and we had a total lease liability of $0.8 million. See Note 13, Leases in the notes to our consolidated financial statements for additional information regarding our lease liabilities as of December 31, 2023.

In the near term, we expect to continue to generate ExtraCash originations relying primarily on our balance sheet cash and Debt Facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. At December 31, 2023, $75.0 million of term loans under the Debt Facility were outstanding. See Note 11, Debt and Credit Facility in the notes to our consolidated financial statements in this report.

Additionally, we also had certain contractual payment obligations for interest owed under the $100.0 million Note we issued and sold pursuant to the Note Purchase Agreement entered into with FTX Ventures. Interest payments relating to the Note were required to be made or added to the outstanding principal on a semi-annual basis. At December 31, 2023, a total of $5.5 million of interest was added to the outstanding principal. On January 29, 2024, we repurchased the $105.5 million outstanding balance of the Note as of December 31, 2023 for $71.0 million. For more information on the Note Purchase Agreement with FTX Ventures, see Note 9, Convertible Note Payable and Note 21, Subsequent Events.

We may use cash to acquire businesses and technologies. The nature of these potential transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Year Ended December 31,
Total cash provided by (used in):	2023	2022
Operating activities	$33,754	$(44,883)
Investing activities	(14,375)	(285,579)
Financing activities	22	321,767
Net increase (decrease) in cash and cash equivalents and restricted cash	$19,401	$(8,695)

Cash Flows From Operating Activities

We recorded a net loss of $48.5 million for the year ended December 31, 2023, and a net loss of $128.9 million for the year ended December 31, 2022. We reported cash flows provided by operating activities of $33.8 million for the year ended December 31, 2023 and cash flows used in operating activities of $44.9 million for the year ended December 31, 2022.

During the year ended December 31, 2023, cash provided by operating activities increased compared to the year ended December 31, 2022 due to decreases in the provision for credit losses, processing costs, marketing and compensation and benefits across the business. Excluding non-cash impacts, changes in cash flows from operations included an increase in receivables related to revenue from Member advances of $4.1 million, a decrease in accounts payable of $5.9 million, a decrease in legal settlement accrual of $5.6 million, and a decrease in other current liabilities of $1 million. These changes were offset primarily by a decrease in prepaid income taxes of 0.7 million, a decrease in prepaid expenses and other current assets of $2.9 million, an increase in accrued expenses of $1.7 million.

Net cash used in operating activities for the year ended December 31, 2022 included a net loss of $128.9 million, adjusted for non-cash items of $7.1 million for depreciation and amortization, $66.3 million for provision for credit losses, $5.6 million for a decrease in derivative asset fair value, and $40.6 million for stock-based compensation expense, partially offset by $9.6 million for a decrease in earnout liabilities fair value, and 14.2 million for a decrease in warrant liabilities fair value. Excluding non-cash impacts, changes in cash flows from operations included an increase in receivables related to revenue from Member advances of $6.8 million, a decrease in other current liabilities of $0.3 million, an increase in prepaid expenses and other current assets of $6.8 million, and a decrease in accrued expenses of $1.7 million. These changes were offset primarily by an increase in legal settlement accrual of $5.7 million, a decrease in prepaid income taxes of $0.6 million, and an increase in accounts payable of $0.3 million.

Cash Flows From Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $14.4 million. This amount included payments for internally developed software costs of $7.9 million, the purchase of property and equipment of $0.7 million, net disbursements and collections of Member advances of $63.0 million, the purchase of investments of $120.0 million, and the purchase of marketable securities of $34.4 million, offset by the sale of marketable securities of $33.7 million and the sale and maturity of investments of $177.9 million.

During the year ended December 31, 2022, net cash used in investing activities was $285.6 million. This amount included payments for internally developed software costs of $8.6 million, the purchase of property and equipment of $0.7 million, net disbursements and collections of Member advances of $114.3 million, the purchase of investments of $202.1 million, and the purchase of marketable securities of $317.7 million, offset by the sale of marketable securities of $325.6 million and the sale and maturity of investments of $32.2 million.

Cash Flows From Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $0.02 million, which primarily consisted of payments of $0.01 million for fractional shares that resulted from our reserve stock spilt and $0.03 million in proceeds from the issuance of common stock for stock option exercises.

During the year ended December 31, 2022, net cash provided by financing activities was $321.8 million, which consisted of $195.0 million in proceeds from PIPE financing in connection with the Business Combination, $29.7 million in proceeds from the Business Combination, net of redemptions, $0.6 million in proceeds from stock option exercises, $100 million in proceeds from borrowings related to the Note Purchase Agreement with FTX Ventures, and $40.0 million related to debt facility borrowings, partially offset by $23.0 million for the payment of issuance costs related to the Business Combination, $20.0 million related to the repayment of the credit facility borrowings, and $0.5 million related to the repurchase of Class A Common Stock.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the following:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 2 in our accompanying consolidated financial statements for the years ended December 31, 2023 and 2022 included in this Annual Report on Form 10-K.

While our significant accounting estimates are described in the notes to our consolidated financial statements, we believe that the following accounting estimates require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations.

Allowance for Credit Losses

Member advances from contracts with Members as of the balance sheet dates are recorded at their original advance amounts reduced by an allowance for expected credit losses. We pool our Member advances, all of which are short-term in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. We use an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent Member advances balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In assessing such adjustments, we primarily evaluate current economic conditions, expectations of near-term economic trends and changes in customer payment terms and collection trends. For the measurement dates presented herein, given our methods of collecting funds, and that we have not observed meaningful changes in our customers’ payment behavior, we determined that our historical loss rates remained most indicative of our lifetime expected losses. We immediately recognize an allowance for expected credit losses upon the origination of the advance. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the consolidated statements of operations.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $1.3 million and $0.9 million of uncertain tax positions as of December 31, 2023 and 2022, respectively, related to state income taxes and federal and state R&D tax credits.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at December 31, 2023 and December 31, 2022. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2023 and 2022.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act for emerging growth companies. Subject to certain conditions set forth in the JOBS Act, if we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd- Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (1) the last day of the fiscal year (a) following March 4, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Recently Issued Accounting Standards

Refer to Note 2, “Significant Accounting Policies,” of our consolidated financial statements included in this report for a discussion of the impact of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

DAVE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Dave Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dave Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 5, 2024

We have served as the Company's auditor since 2022.

Dave Inc.

Consolidated Balance Sheets

(in thousands; except share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,759	$22,889
Marketable securities	952	285
Member advances, net of allowance for credit losses of $20,310 and $24,501 as of December 31, 2023 and December 31, 2022, respectively	112,846	104,183
Investments	113,226	168,789
Prepaid income taxes	148	831
Prepaid expenses and other current assets	7,955	11,591
Total current assets	276,886	308,568
Property and equipment, net	1,118	1,026
Lease right-of-use assets (related-party of $773 and $735 as of December 31, 2023 and December 31, 2022, respectively)	773	735
Intangible assets, net	13,206	10,163
Debt facility commitment fee, long-term	318	75
Restricted cash	1,319	788
Other non-current assets	403	137
Total assets	$294,023	$321,492
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	5,485	$11,418
Accrued expenses	12,626	10,965
Lease liabilities, short-term (related-party of $298 and $273 as of December 31, 2023 and December 31, 2022, respectively)	298	273
Legal settlement accrual	3,330	9,450
Other current liabilities	3,865	4,311
Total current liabilities	25,604	36,417
Lease liabilities, long-term (related-party of $543 and $550 as of December 31, 2023 and December 31, 2022, respectively)	543	550
Debt facility, long-term	75,000	75,000
Convertible debt, long-term	105,451	102,325
Warrant and earnout liabilities	233	516
Other non-current liabilities	129	124
Total liabilities	$206,960	$214,932
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 10,683,736 and 10,334,220 shares issued at December 31, 2023 and December 31, 2022, respectively; 10,634,173 and 10,284,657 shares outstanding at December 31, 2023 and December 31, 2022, respectively;	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively;	-	-
Additional paid-in capital	296,733	270,037
Accumulated other comprehensive gain (loss)	649	(1,675)
Accumulated deficit	(210,320)	(161,803)
Total stockholders’ equity	$87,063	$106,560
Total liabilities, and stockholders’ equity	$294,023	$321,492

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

	December 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$37,684	$12,030
Investments	21,264	-
Member advances, net of allowance for credit losses	95,812	71,545
Debt facility commitment fee, current	139	62
Debt facility commitment fee, long-term	318	75
Total assets	$155,217	$83,712
Liabilities
Accounts payable	661	531
Long-term debt facility	75,000	75,000
Total liabilities	$75,661	$75,531

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Operations

(in thousands; except share data)

	For the Year Ended December 31,
	2023	2022
Operating revenues:
Service based revenue, net	$232,241	$188,860
Transaction based revenue, net	26,852	15,978
Total operating revenues, net	259,093	204,838
Operating expenses:
Provision for credit losses	58,386	66,266
Processing and servicing costs	28,926	31,946
Advertising and marketing	48,392	69,038
Compensation and benefits	94,910	103,432
Other operating expenses	70,679	68,551
Total operating expenses	301,293	339,233
Other (income) expenses:
Interest income	(5,295)	(2,953)
Interest expense	11,774	9,197
Legal settlement and litigation expenses	-	6,282
Other strategic financing and transactional expenses	-	4,591
Gain on extinguishment of liability	-	(4,290)
Changes in fair value of earnout liabilities	(22)	(9,629)
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of public and private warrant liabilities	(260)	(14,192)
Total other expense (income), net	6,197	(5,422)
Net loss before provision for (benefit from) income taxes	(48,397)	(128,973)
Provision for (benefit from) income taxes	120	(67)
Net loss	$(48,517)	$(128,906)

Net loss per share:
Basic	$(4.07)	$(11.12)
Diluted	$(4.07)	$(11.12)
Weighted-average shares used to compute net loss per share
Basic	11,934,699	11,587,901
Diluted	11,934,699	11,587,901

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2023	2022
Net loss	$(48,517)	$(128,906)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	2,324	(1,675)
Comprehensive loss	$(46,193)	$(130,581)

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

	Common stock
	Class A		Class V		Additional paid-in capital	Loans to stockholders	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	9,283,010	$1	1,514,082	$-	$86,830	$(15,192)	$(5)	$-	$(32,897)	$38,737
Issuance of Class A common stock in connection with stock plans	264,390	-	-	-	1,658	-	-	-	-	1,658
Issuance of Class A common stock pursuant to the PIPE financing	656,247	-	-	-	210,000	-	-	-	-	210,000
Issuance of Class A common stock pursuant to the Merger Agreement	211,415	-	-	-	(29,852)		-	-	-	(29,852)
Exercise of Series B-1 preferred stock warrants, net of settlement	14,087	-	-	-	3,365	-	-	-	-	3,365
Conversion of 2019 convertible notes and accrued interest to Class A common stock	7,040	-	-	-	720	-	-	-	-	720
Repurchase of Class A common stock	(6,203)	-	-	-	(1,588)	-	5	-	-	(1,583)
Exercise of warrant for Class A common stock	3	-	-	-	-	-	-	-	-	-
Stockholder loans interest	-	-	-	-	-	(12)	-	-	-	(12)
Exercise of derivative asset and paydown of stockholder loans	(187,945)	-	-	-	(44,885)	15,204	-	-	-	(29,681)
Extinguishment of liability	42,613	-	-	-	3,150	-	-	-	-	3,150
Stock-based compensation	-	-	-	-	40,639	-	-	-	-	40,639
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	(1,675)	-	(1,675)
Net loss	-	-	-	-	-	-	-	-	(128,906)	(128,906)
Balance at December 31, 2022	10,284,657	1	1,514,082	-	270,037	-	-	(1,675)	(161,803)	106,560
Issuance of Class A common stock in connection with stock plans	349,516	-	-	-	34	-	-	-	-	34
Payment for fractional shares on reverse stock split	-	-	-	-	(12)	-	-	-	-	(12)
Stock-based compensation	-	-	-	-	26,674	-	-	-	-	26,674
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	2,324	-	2,324
Net loss	-	-	-	-	-	-	-	-	(48,517)	(48,517)
Balance at December 31, 2023	10,634,173	$1	1,514,082	$-	$296,733	$-	$-	$649	$(210,320)	$87,063

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2023	2022

Operating activities
Net loss	$(48,517)	$(128,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,544	7,133
Provision for credit losses	58,386	66,266
Changes in fair value of derivative asset on loans to stockholders	-	5,572
Changes in fair value of earnout liabilities	(22)	(9,629)
Changes in fair value of public and private warrant liabilities	(260)	(14,192)
Gain on extinguishment of liability	-	(4,290)
Stock-based compensation	26,674	40,639
Non-cash interest	3,114	2,304
Non-cash lease expense	(20)	(100)
Changes in fair value of marketable securities and investments	44	(578)
Changes in operating assets and liabilities:
Member advances, service based revenue	(4,082)	(6,842)
Prepaid income taxes	683	550
Prepaid expenses and other current assets	3,311	(6,805)
Accounts payable	(5,935)	330
Accrued expenses	1,661	(1,684)
Legal settlement accrual	(6,120)	5,749
Other current liabilities	(446)	(263)
Other non-current liabilities	5	-
Other non-current assets	(266)	(137)
Net cash provided by (used in) operating activities	33,754	(44,883)

Investing activities
Payments for internally developed software costs	(7,895)	(8,584)
Purchase of property and equipment	(688)	(728)
Net disbursements and collections of Member advances	(62,967)	(114,323)
Purchase of investments	(120,016)	(202,091)
Sale and maturity of investments	177,863	32,228
Purchase of marketable securities	(34,399)	(317,675)
Sale of marketable securities	33,727	325,594
Net cash used in investing activities	(14,375)	(285,579)

Financing activities
Proceeds from PIPE offering	-	195,000
Proceeds from escrow account	-	29,688
Payment of issuance costs	-	(23,005)
Payment for fractional shares on reverse stock split	(12)	-
Proceeds from issuance of common stock for stock option exercises	34	620
Repurchase of common stock	-	(536)
Proceeds from borrowings on convertible debt	-	100,000
Proceeds from borrowings on debt and credit facilities		40,000
Repayment of borrowings on credit facility	-	(20,000)
Net cash provided by financing activities	22	321,767

Net increase (decrease) in cash and cash equivalents and restricted cash	19,401	(8,695)
Cash and cash equivalents and restricted cash, beginning of the period	23,677	32,372
Cash and cash equivalents and restricted cash, end of the period	$43,078	$23,677

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$2	$3
Operating lease right of use assets recognized	$298	$-
Operating lease liabilities recognized	$298	$-
Conversion of convertible preferred stock to Class A common stock in connection with the reverse recapitalization	$-	$72,173
Recapitalization transaction costs liability incurred	$-	$10,650
Conversion of convertible notes and accrued interest to Class A common stock in connection with the reverse recapitalization	$-	$720
Conversion of B-1 warrants to Class A common stock in connection with the reverse recapitalization	$-	$3,365
Discharge of PIPE promissory note in connection with the reverse recapitalization	$-	$15,000

Supplemental disclosure of cash (received) paid for:
Income taxes	$(586)	$(622)
Interest	$8,630	$5,677

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets with the same as shown in the consolidated statement of cash flows

Cash and cash equivalents	$41,759	$22,889
Restricted cash	1,319	788
Total cash, cash equivalents, and restricted cash, end of the period	$43,078	$23,677

See accompanying notes to the consolidated financial statements.

Note 1 Organization and Nature of Business

Overview

Dave Inc. (“Dave” or the “Company”), a Delaware corporation, with headquarters located in Los Angeles, California, is a financial services company. Dave was originally incorporated in the State of Delaware on January 14, 2021 as a special purpose acquisition company under the name VPC Impact Acquisition Holdings III, Inc. (“VPCC”) and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On January 5, 2022, the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 among VPCC, Dave Inc., a Delaware corporation (“Legacy Dave”), and other entities. In connection with the closing of the transactions, the Company changed its name from “VPC Impact Acquisition Holdings III, Inc.” to “Dave Inc.”

Dave offers a suite of innovative financial products aimed at helping Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers cash advances through its flagship 0% interest ExtraCash product. Through Dave Banking, the Company provides a digital checking account experience with valuable tools for building long-term financial health. Dave also helps Members generate extra income for spending or emergencies through high APY savings rates as well as Dave’s Side Hustle product and Surveys, where Dave presents Members with supplemental work and income opportunities, respectively.

ExtraCash:

Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on overdraft, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $35 for access to as little as $5 of overdraft, and many others in the financial services sector do not allow for overdraft at all. Dave invented a short-term liquidity alternative called ExtraCash, which allows Members to advance funds to their account and avoid a fee altogether. Members may receive an advance of up to $500 and may only have one advance outstanding at any given time.

Dave Banking:

Dave offers a full-service digital checking account through its partnership with Evolve Bank and Trust (“Evolve”). The Dave Spending Account does not have overdraft or minimum balance fees.

Budget:

Dave's automated financial management tool leverages historical bank account data to help Members understand both recurring and commonly occurring charges. Budget also notifies Members when there is a chance of an overdraft.

Side Hustle:

Dave seeks to help Members improve their financial health by presenting new job opportunities to them. Through Dave’s partnership with leading employers, Members can quickly submit applications and improve their income with flexible employment.

Surveys:

Dave's Surveys product allows for additional income earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. This functionality drives engagement within the Dave ecosystem and deepens the Company’s relationship to its Members’ financial wellbeing.

Business Combination

On January 5, 2022 (the “Closing Date”), the Company consummated the previously announced transaction (pursuant to that certain Agreement and Plan of Merger, dated June 7, 2021 (the “Business Combination Agreement”), by and

among Legacy Dave, VPCC, Bear Merger Company I Inc., a Delaware corporation and a direct, wholly owned Subsidiaries of VPCC (“First Merger Sub”), and Bear Merger Company II LLC, a Delaware limited liability company and a direct wholly owned Subsidiaries of VPCC (“Second Merger Sub”).

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidates any VIE of which the Company is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when it is not considered the primary beneficiary. The Company evaluates its relationships with its VIEs on an ongoing basis to ensure that the Company continues to be the primary beneficiary. The Company is considered the primary beneficiary of Dave OD Funding I, LLC (“Dave OD”), as it has the power over the activities that most significantly impact the economic performance of Dave OD and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant, in accordance with accounting guidance. As a result, the Company consolidated Dave OD and all intercompany accounts have been eliminated. The carrying value of Dave OD’s assets and liabilities, after elimination of any intercompany transactions and balances are shown in the consolidated balance sheets. The assets of Dave OD are restricted and may only be used to settle obligations of Dave OD.

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Year Ended December 31,
	2023	2022
Service based revenue, net
Processing fees, net	$152,490	$106,664
Tips	56,945	61,951
Subscriptions	21,483	19,146
Other	1,323	1,099
Transaction based revenue, net
Interchange revenue, net	17,004	10,792
ATM revenue, net	2,605	2,929
Other	7,243	2,257
Total operating revenues, net	$259,093	$204,838

Service Based Revenue, Net:

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

Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the average expected contractual term of its advances. Direct origination costs recognized as a reduction of advance-related income during the years ended December 31, 2023 and 2022, were $3.3 million and $5.5 million, respectively.

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

Subscription fees of $1 are received on a monthly basis from Members who subscribe to the Company’s application. The Company continually fulfills its obligation to each Member over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably as the Member receives and consumes the benefits of the platform throughout the monthly contract period.

Price concessions granted to Members who have insufficient funds when subscription fees are due and not collected are forms of variable consideration under the Company’s contracts with Members. For price concessions, the Company has elected, as an accounting policy, to account for price concessions for the month at the end of the reporting month based on the actual amounts collected from Members.

Other service based revenue consists of lead generation fees from the Company’s Side Hustle advertising partners and revenue share from its survey partners.

Transaction Based Revenue, Net:

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants, and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from the Member’s usage of out-of-network reduced by related ATM transaction costs during the years ended December 31, 2023 and 2022, were $2.6 million and $2.9 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the years ended December 31, 2023 and 2022, were $1.8 million and $0.7 million, respectively.

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

Investments

Investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as “available-for-sale”, as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of investments is determined by quoted prices in active markets with unrealized gains and losses (other than credit related impairment) reported as a separate component of other comprehensive income. For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the consolidated statements of comprehensive loss. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pretax basis).

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

Allowance for Credit Losses

Member advances from contracts with Members as of the balance sheet dates are recorded at their original advance amounts, inclusive of outstanding processing fees and tips, and reduced by an allowance for expected credit losses. The Company pools its Member advances, all of which are short-term (average term of approximately 11 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent Member advances balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers’ payment behavior, it determined that its historical loss rates remained most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for expected credit losses upon the origination of the advance. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the consolidated statements of operations.

When the Company determines that a Member advance is not collectible, or after 120 days from origination has passed, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Based on the average advance outstanding Member advance term of approximately 11 days, advances outstanding 12 or more days from origination may be considered past due. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in circumstances related to a specific Member advance may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the consolidated statements of operations. Capitalized costs for the years ended December 31, 2023 and 2022, were $7.6 million and $8.6 million, respectively. Additionally, $7.7 million related to the Company's legacy advance application software asset has been fully amortized and written off as of June 2023.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member advances, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation insured limits were approximately $40.9 million and $20.7 million at December 31, 2023 and 2022, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

No Member individually exceeded 10% or more of the Company’s Member advances balances as of December 31, 2023 and December 31, 2022.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2023 and 2022, were $48.4 million and $69.0 million, respectively, and is presented within advertising and marketing in the consolidated statements of operations.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $1.3 million and $0.9 million of uncertain tax positions as of December 31, 2023 and 2022, respectively, related to state income taxes. and federal and state R&D tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.005 million and $0.005 million of interest expense and penalties as a component of income tax expense during the year ended December 31, 2023 and 2022, respectively. There were $0.016 million and $0.012 million of accrued interest expense and penalties as of December 31, 2023 and 2022, respectively.

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

Net Loss Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of December 31, 2023.

Basic net loss attributable to holders of Common Stock per share is calculated by dividing net loss attributable to holders of Common Stock by the weighted-average number of shares outstanding, excluding shares issued in relation to unvested restricted stock awards and vested early exercise options funded by non-recourse notes (refer to Note 17, Related-Party Transactions for further details on the Company’s Loans to Stockholders).

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to holders of common stock (in thousands, except share data):

	For the Year Ended December 31,
	2023	2022
Numerator
Net loss	$(48,517)	$(128,906)
Net loss attributed to common stockholders—basic	(48,517)	(128,906)
Add: undistributed earnings reallocated to common stock	-	-
Net loss attributed to common stockholders—diluted	$(48,517)	$(128,906)

Denominator
Weighted-average shares of common stock—basic	11,934,699	11,587,901
Dilutive effect of equity incentive awards	-	-
Weighted-average shares of common stock—diluted	11,934,699	11,587,901

Net loss per share
Basic	$(4.07)	$(11.12)
Diluted	$(4.07)	$(11.12)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	For the Year Ended December 31,
	2023	2022
Equity incentive awards	2,493,468	1,412,726
Convertible debt	312,500	312,500
Total	2,805,968	1,725,226

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company expects the adoption of the standard to result in additional segment footnote disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendments require enhanced disclosures in connection with an entity's effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and clarification on uncertain tax positions and related financial statement impacts. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its financial statements.

Recently Adopted Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. The Company adopted this ASU on January 1, 2023 and determined that ASU 2016-13 had no material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	December 31, 2023	December 31, 2022
Marketable securities	$952	$285
Total	$952	$285

At December 31, 2023 and 2022, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At December 31, 2023 and 2022, the investment portfolio had a weighted-average maturity of 40 days and 48 days, respectively. The gain recognized in connection with the investment in marketable securities for the year ended December 31, 2023, was approximately $0.4 million and recorded as a component of interest income in the consolidated statements of operations. The gain recognized in connection with the investment in marketable securities for the year ended December 31, 2022, was $0.4 million and was recorded as a component of interest income in the consolidated statements of operations.

Note 4 Investments

Below is a summary of investments, which are measured at fair value as of December 31, 2023 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$69,087	$670	$(345)	$69,412
Asset-backed securities	313	-	(1)	312
Government securities	43,177	338	(13)	43,502
Total	$112,577	$1,008	$(359)	$113,226

Below is a summary of investments, which are measured at fair value as of December 31, 2022 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$151,245	$100	$(1,769)	$149,576
Asset-backed securities	16,269	31	(46)	16,254
Government securities	2,950	9	-	2,959
Total	$170,464	$140	$(1,815)	$168,789

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Corporate bonds	$9,271	$(50)	$14,989	$(295)	$24,261	$(345)
Asset-backed securities	-	-	274	(1)	274	(1)
Government securities	3,813	(13)	-	-	3,813	(13)
Total	$13,084	$(63)	$15,263	$(296)	$28,348	$(359)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Corporate bonds	$129,573	$(1,769)	$-	$-	$129,573	$(1,769)
Asset-backed securities	11,000	(46)	-	-	11,000	(46)
Government securities	-	-	-	-	-	-
Total	$140,573	$(1,815)	$-	$-	$140,573	$(1,815)

The gain recorded in connection with investments for the year ended December 31, 2023, was $1.0 million, and was recorded as a component of interest income in the consolidated statements of operations. The loss in connection with the investment in investments for the year ended December 31, 2022 was insignificant and was recorded as a component of interest income in the consolidated statements of operations. Accrued interest of $0.8 million and $1.4 million is included in investments within the consolidated balance sheets for the period ended December 31, 2023 and December 31, 2022, respectively.

Unrealized losses on the available-for-sale investment securities as of December 31, 2023 and December 31, 2022 are primarily the result of increases in interest rates as a significant portion of the investments were purchased prior to the Federal reserve commenced interest rate increases in 2022. The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the year ended December 31, 2023 and 2022.

As of December 31, 2023, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$85,697	$86,338
Due after one year through five years	$26,880	$26,888
Total	$112,577	$113,226

Note 5 Member Advances, Net

Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for credit losses.

Below is a detail of Member advances, net as of December 31, 2023 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$98,553	$(2,676)	$95,877
11-30	16,442	(4,020)	12,422
31-60	7,038	(4,576)	2,462
61-90	5,719	(4,470)	1,249
91-120	5,404	(4,568)	836
Total	$133,156	$(20,310)	$112,846

Below is a detail of Member advances, net as of December 31, 2022 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$91,121	$(2,224)	$88,897
11-30	10,683	(2,582)	8,101
31-60	9,022	(5,529)	3,493
61-90	8,865	(6,702)	2,163
91-120	8,993	(7,464)	1,529
Total	$128,684	$(24,501)	$104,183

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2023	$24,501
Plus: provision for credit losses	58,386
Plus: amounts recovered	12,685
Less: amounts written-off	(75,262)
Ending allowance balance at December 31, 2023	$20,310

Opening allowance balance at January 1, 2022	$11,995
Plus: provision for credit losses	66,266
Plus: amounts recovered	9,494
Less: amounts written-off	(63,254)
Ending allowance balance at December 31, 2022	$24,501

The provision for credit losses for the year ended December 31, 2023 was lower compared the year ended December 31, 2022, due primarily to improved collections performance throughout the year and lower amounts outstanding 31 days to 120 days from origination. The increase in amounts written-off for the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily as result of higher member advance disbursements, which increased from $2,709 million to $3,629 million, offset by improved collections performance year over year.

Note 6 Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Computer equipment	$1,133	$1,027
Leasehold improvements	1,178	707
Furniture and fixtures	93	18
Total property and equipment	2,404	1,752
Less: accumulated depreciation	(1,286)	(726)
Property and equipment, net	$1,118	$1,026

Depreciation expense for the years ended December 31, 2023 and 2022, was approximately $0.6 million and $0.4 million, respectively.

Note 7 Intangible Assets, Net

The Company’s Intangible assets, net consisted of the following (in thousands):

		December 31, 2023			December 31, 2022
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$21,601	$(8,461)	$13,140	$21,694	$(11,605)	$10,089
Domain name	15.0 Years	121	(55)	66	121	(47)	74
Intangible assets, net		$21,722	$(8,516)	$13,206	$21,815	$(11,652)	$10,163

The future estimated amortization expenses as of December 31, 2023, were as follows (in thousands):

2024	6,184
2025	4,383
2026	2,597
2027	8
Thereafter	34
Total future amortization	$13,206

Amortization expense for the years ended December 31, 2023 and 2022, was $4.9 million and $6.3 million, respectively. No impairment charges were recognized related to long-lived assets for the years ended December 31, 2023 and 2022.

Amortization expense related to change in useful life of a certain definite-lived intangible asset for the year ended December 31, 2023 was $0.3 million, respectively. Amortization expense related to change in useful life of a certain definite-lived intangible asset for the year ended December 31, 2022 was $2.7 million.

Note 8 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued charitable contributions	$2,212	$3,067
Accrued compensation	3,605	1,534
Sales tax payable	1,442	1,357
Accrued professional and program fees	4,208	4,008
Other	1,159	999
Total	$12,626	$10,965

Accrued charitable contributions includes amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to third parties who use the funds to provide meals to those in need. For the years ended December 31, 2023 and 2022, the Company pledged $5.1 million and $3.2 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other general and administrative expenses in the consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (dollars in thousands):

	December 31, 2023	December 31, 2022
Deferred transaction costs	$3,150	$3,150
Other	715	1,161
Total	$3,865	$4,311

Other current liabilities includes deferred transaction costs associated with the Business Combination. These transaction costs were also capitalized and included within APIC in the consolidated balance sheets.

Note 9 Convertible Note Payable

On March 21, 2022, the Company entered into a Convertible Note Purchase Agreement (“Note Purchase Agreement”) with FTX Ventures Ltd., (the “Purchaser”) owner of FTX US (“FTX”), providing for the purchase and sale of a convertible note in the initial principal amount of $100.0 million (the “Note”). The Note bears interest at a rate of 3.00% per year (compounded semiannually), payable semi-annually in arrears on June 30th and December 31st of each year.

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

The effective interest rate as of December 31, 2023 was 3.01%. As of December 31, 2023, the outstanding balance of the Note, including paid in-kind interest, was $105.5 million.

On January 29, 2024, the Company repurchased the $105.5 million outstanding balance of the Note as of December 31, 2023 for $71.0 million. For more information on the Purchase Agreement with FTX Ventures, see Note 21, Subsequent Events.

Note 10 Warrant Liabilities

As of December 31, 2023, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

Note 11 Debt Facility

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

On September 13, 2023, the Company executed the Third Amendment to the Debt Facility with the existing Lenders. The Third Amendment, among other things: (i) increases the secured loan facility commitment amount by $50 million to a total of $150 million; (ii) extends the maturity date of the Debt Facility from January 2025 to December 2026; (iii) adds a liquidity trigger threshold, measured as of the last day of any calendar month, equal to the lesser of (a) the trailing six-month EBITDA as of such date, (b) the product of (A) the trailing three-month EBITDA as of such date, multiplied by (B) two (2), and (c) zero ($0); (iv) increases the minimum liquidity threshold, a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance, from $8.0 million to $15 million (v) replaces LIBOR with the secured overnight financing rate ("SOFR") and updates interest rates to the base rate (or if greater, SOFR for such date for a 3-month tenor and 3.00%) plus 5.00% per annum on that portion of the aggregate outstanding principal balance that is less than or equal to $75 million, plus the base rate plus 4.50% per annum on that portion of the aggregate outstanding principal balance, if any, that is greater than $75 million; (vi) updates prepayment premiums for early or voluntary principal repayments and (vii) the Company's guaranty (the limited guaranty was secured by a first-priority lien against substantially all of the Company's assets) of up to $25 million of the Borrower's obligations under the Debt Facility has been terminated.

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

As of December 31, 2023 and December 31, 2022, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

The Third Amendment was accounted for as a debt modification and, accordingly, the Company capitalized $0.4 million of financing costs, which will be recognized within the statement of operations evenly through maturity date of the Debt Facility, and no gain or loss was recognized. As of December 31, 2023, the Company was in compliance with all covenants.

Note 12 Commitments and Contingencies

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

1. Martinsek v. Dave Inc. (filed January 9, 2020 in the California Superior Court for the County of Los Angeles)

In January 2020, a former employee of the Company filed a complaint in the California Superior Court for the County of Los Angeles against the Company and the Company’s Chief Executive Officer, asserting claims for, among other things, breach of contract, breach of fiduciary duty, conversion, and breach of the implied covenant of good faith and fair dealing. The Company settled this matter in January 2023 for approximately $6.0 million which is included in the Legal settlement accrual within the consolidated balance sheet for the year ended December 31, 2022.

2. Stoffers v. Dave Inc. (filed September 16, 2020 in LA County Superior Court)

This is a purported class action lawsuit filed in connection with a July 2020 data breach, asserting consumer protection and contract claims and seeking compensatory damages, punitive damages, injunctive relief and attorney's fees on behalf of a California class. The Company is in the process of settling this matter on a classwide basis, and the estimated settlement amount of approximately $3.2 million is included in the Legal settlement accrual within the consolidated balance sheets for the years ended December 31, 2023 and December 31, 2022.

The Company has recorded an estimated legal settlement expense of $4.1 million relating to individual claims arising from the July 2020 data breach. During 2023, the Company paid $3.9 million of the estimated $4.1 million in legal settlement expense. The Company plans on settling the remaining amounts in Q1 2024. Legal settlement amounts of approximately $0.2 million are included in the Legal settlement accrual within the consolidated balance sheets for the years ended December 31, 2023 and 2022.

Note 13 Leases

In January 2019, the Company entered into a lease agreement with PCJW Properties LLC (“PCJW”) for office space located in Los Angeles, California. The lease term is seven years, beginning January 1, 2019 and ending December 31, 2025. Monthly rent is $0.02 million, subject to an annual escalation of 5%.

In December 2018, the Company entered into a sublease agreement with PCJW, controlled by Company’s founders (including the Company’s CEO), for general office space next to the aforementioned leased property in Los Angeles, California. The lease term was five years subject to early termination by either party, beginning November 2018 and ending October 2023. In November 2023, the Company extended the sublease for five more years ending October 2028. Under the terms of the sublease, the current monthly rent is $0.006 million, subject to an annual escalation of 4%.

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

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	Year Ended December 31
	2023	2022
Operating lease cost	$331	$2,140
Short-term lease cost	-	39
Total lease cost	$331	$2,179

	Year Ended December 31
	2023	2022
Other information:
Cash paid for operating leases	$351	$1,554
Weighted-average remaining lease term - operating lease	298	2.85
Weighted-average discount rate - operating lease		10%

The future minimum lease payments as of December 31, 2023, were as follows (in thousands):

Year	Related-Party Commitment
2024	$366
2025	383
2026	76
Thereafter	148
Total minimum lease payments	$973
Less: imputed interest	(132)
Total lease liabilities	$841

Note 14 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$952	$—	$—	$952
Investments	—	113,226	—	113,226
Total assets	$952	$113,226	$—	$114,178
Liabilities
Warrant liabilities - public warrants	$97	$—	$—	$97
Warrant liabilities - private warrants	-	—	105	105
Earnout liabilities	-	—	31	31
Total liabilities	$97	$—	$136	$233

The Company had no assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.

The Company also has financial instruments not measured at fair value. The Company has evaluated cash (Level 1), restricted cash (Level 1), accounts payable (Level 2), accrued expenses (Level 2) and Member advances (Level 3) and believes the carrying value approximates the fair value due to the short-term nature of these balances. The fair value of the debt facility (Level 2) and convertible note payable (Level 2) approximates their carrying values.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of December 31, 2023 and December 31, 2022.

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

Public Warrants:

As discussed further in Note 10, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the public warrant liability for year ended December 31, 2023, was $0.1 million, which is presented within changes in fair value of public warrant liability in the consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2023	$209
Change in fair value during the period	(112)
Ending value at December 31, 2023	$97

Private Warrants:

As discussed further in Note 10, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the private warrant liability for year ended December 31, 2023 was $0.1 million, which is presented within changes in fair value of private warrant liability in the consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2023	$253
Change in fair value during the period	(148)
Ending value at December 31, 2023	$105

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the year ended December 31, 2023:

Exercise price	$368.00
Expected volatility	107.7%
Risk-free interest rate	4.01%
Remaining term	3.01 years
Dividend yield	0%

Earnout Shares Liability:

As discussed further in Note 20, The Reverse Recapitalization and Related Transactions, as part of the recapitalization, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the Founder Holder Earnout Shares liabilities for year ended December 31, 2023, was $0.02 million, which is presented within changes in fair value of earnout liabilities in the consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2023	$53
Change in fair value during the period	(22)
Ending value at December 31, 2023	$31

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the year ended December 31, 2023:

Exercise price	$400-$480
Expected volatility	92.5%
Risk-free interest rate	4.0%
Remaining term	3.01 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

Note 15 Stockholders’ Equity

As of December 31, 2023, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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

Class A and Class V Common Stock:

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of December 31, 2023, the Company had 10,683,736 and 1,514,082 of Class A Common Stock and Class V Common Stock issued, respectively. As of December 31, 2023, the Company had 10,634,173 and 1,514,082 of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized $26.7 million and $40.6 million of stock-based compensation expense arising from stock option and restricted stock unit grants which is recorded as a component of compensation and benefits in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

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

In September 2023, the Company’s Board of Directors approved a repricing of certain previously granted and still outstanding vested and unvested stock option awards held by eight remaining eligible employees excluded from the aforementioned June 9 repricing. As a result, the exercise price for these awards was lowered to $7.23 per share, which was the average per share closing price of the Company’s Class A Common Stock as reported on the Nasdaq Global Stock Market for the 30 trading days ending on and including September 13, 2023. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 200,571 vested and unvested stock options outstanding as of September 13, 2023, with original exercise prices ranging from $22.09 to $23.18, were repriced.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2022	1,084,586	$20.35	8.5	$288,784
Granted	-	$-
Exercised	(115,113)	$14.10
Forfeited	(44,517)	$21.76
Expired	(20,736)	$22.28
Options outstanding, December 31, 2022	904,220	$21.04	7.3	$655
Granted	335,502	$6.41
Exercised	(13,099)	$2.13
Forfeited	(143,068)	$21.67
Expired	(316,726)	$22.84
Options outstanding, December 31, 2023	766,829	$14.10	6.3	$1,148
Nonvested options, December 31, 2023	410,075	$21.03	7.2	$100
Vested and exercisable, December 31, 2023	356,754	$6.12	5.3	$1,047

At December 31, 2023, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $6.5 million, which is expected to be recognized over a weighted-average remaining period of 3.1 years.

The Company allowed certain stock option holders to exercise unvested options to purchase shares of Common Stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of December 31, 2023 and 2022, 0 and 5,555 shares of Common Stock were subject to repurchase at weighted-average prices of $22.09 per share, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the consolidated balance sheets as such shares are considered legally outstanding.

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

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2023	508,506	$122.27
Granted	1,980,437	$4.94
Vested	(336,417)	$62.25
Forfeited	(425,887)	$26.11
Nonvested shares at December 31, 2023	1,726,639	$23.10

At December 31, 2023, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was $38.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table presents the key inputs and assumptions used to value the RSUs granted during January 2023 that contain service and market conditions on the grant date:

Remaining term	5.0 years
Risk-free interest rate	3.5%
Expected volatility	79.7%

During October 2023, the Company granted 71,844 RSUs to certain employees in six tranches. Each of the six tranches contain service and market conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date and the Company determined the fair value of the RSUs on the grant date to be approximately $0.2 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, risk-free interest rate, and volatility. The derived service periods determined by the valuation ranges from approximately two years to approximately three years. Each grant will be expensed monthly over the derived service period unless vesting conditions for a particular grant are met, at which point all remaining compensation charges related to that particular grant will be expensed in the period in which the vesting conditions were met.

The following table presents the key inputs and assumptions used to value the RSUs granted during October 2023 that contain service and market conditions on the grant date:

Remaining term	4.2 years
Risk-free interest rate	4.9%
Expected volatility	87.6%

Note 17 Related-Party Transactions

Leasing Arrangements:

For each of the years ended December 31, 2023 and 2022, the Company paid $0.3 million under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's CEO) for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of December 31, 2023, under Company’s sublease for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2024	$366
2025	$383
2026	$76
Thereafter	148
Total minimum lease payments	$973
Less: imputed interest	(132)
Total lease liabilities	$841

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

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC") joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $8.6 million for the year ended December 31, 2023. For more information about the Debt Facility with VPC, refer to Note 11, Debt Facility.

Legal Services

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.8 million for the year ended December 31, 2023.

Note 18 Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2023, and 2022 were as follows (dollars in thousands):

	2023	2022
Current:
Federal	$-	$(6)
State	120	(61)
Total current	120	(67)
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Provision for (benefit from) income taxes	$120	$(67)

A reconciliation between the Company’s federal statutory tax rate and its effective tax rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	23.3%	1.3%
Non-deductible excess compensation	-2.4%	0.0%
Warrant liability	0.1%	2.3%
Earnout liability	0.0%	1.6%
Stock-based compensation	-9.1%	-4.7%
Other	-1.0%	-2.0%
Research and development tax credit - federal	5.6%	1.7%
Return to provision	3.9%	0.4%
Change in valuation allowance	-41.6%	-21.5%
Effective tax rate	-0.2%	0.1%

The major components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022, consists of the following (dollars in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$32,616	$22,858
Allowance for credit losses	5,839	5,911
Research and development tax credit	9,453	5,410
Accrued expenses	1,777	2,726
Accrued compensation	891	282
Lease liability	242	198
Stock-based compensation	926	1,535
Excess interest expense carryforward	3,304	1,806
Section 174 R&E expenditures	11,664	7,411
Other	1,863	663
Total deferred tax assets	68,575	48,800
Deferred tax liabilities:
Property and equipment	(120)	(101)
Right of use asset	(222)	(177)
Other	(716)	(491)
Total deferred tax liabilities	(1,058)	(769)
Total net deferred tax assets before valuation allowance	67,517	48,031
Less: valuation allowance	(67,517)	(48,031)
Total net deferred taxes	$-	$-

As of December 31, 2023, the Company had $106.8 million of federal and $144.3 million of combined state net operating loss (“NOL”) carryforwards available to offset future taxable income. The federal NOLs do not expire;

however, they are subject to a utilization limit of 80% of taxable income in any given year. The State NOLs begin to expire in 2031, except for $20.9 million of state NOLs that do not expire. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company. The Company has not yet completed a comprehensive analysis of its past ownership changes. Depending upon the degree of those past ownership changes, and any future ownership changes, annual limits may impair the Company’s ability to utilize NOLs and could cause federal and state income taxes to be due sooner than if no such limitations applied.

The realization of deferred tax assets is dependent upon future sources of taxable income. Available positive and negative evidence is considered in making this determination. Due to a history of losses and uncertainty as to future taxable income, realization of the deferred tax assets is limited to the anticipated reversal of deferred tax liabilities. Management determined that there were insufficient federal and state deferred tax liabilities to offset all of the federal and state deferred tax assets at December 31, 2023 and 2022. Therefore, management believes it is more-likely-than-not that the net federal and state deferred assets will not be fully realized and has recorded valuation allowances in the amounts of $67.5 million and $48.0 million, as of December 31, 2023 and 2022, respectively.

A reconciliation of the Company’s gross unrecognized tax benefits as of December 31, 2023 and 2022 is as follows (dollars in thousands):

	2023	2022
Balance at beginning of year	$849	$456
Increases to prior positions	-	-
Decreases to prior positions	-	-
Increases for current year positions	476	393
Balance at end of year	$1,325	$849

As of December 31, 2023, the Company had $1.3 million of gross unrecognized tax benefits related to state income taxes and federal and state R&D tax credits. The unrecognized tax benefits of $0.1 million as of December 31, 2023, would, if recognized, affect the effective tax rate. Although it is possible that the amount of unrecognized tax benefits with respect to the uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized insignificant amounts of interest expense as a component of income tax expense during the years ended December 31, 2023 and 2022. The income tax related accrued interest amounts were also insignificant as of December 31, 2023 and 2022, respectively.

On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.

The Company is subject to examination by taxing authorities in the jurisdictions in which it files tax returns, including federal, California, and various other state jurisdictions. The federal statute of limitations remains open for the tax periods December 31, 2020 and thereafter. The statute of limitations for California and various other state jurisdictions remains open for the tax periods December 31, 2019 and thereafter.

Note 19 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $2.2 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.

Note 20 The Reverse Recapitalization and Related Transactions

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

Note 21 Subsequent Events

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

On January 4, 2024, the Company entered into a purchase and sale agreement (the “Purchase Agreement”), pursuant to which the Company agreed to purchase a convertible promissory note in the original principal amount of $100.0 million previously issued by the Company to FTX Ventures Ltd. (“FTX”) on March 21, 2022 (the “Note”) for consideration of $71.0 million in cash, subject to potential adjustments pursuant to certain change in control provisions specified in the Purchase Agreement (the “Transaction”). The closing of the Transaction was conditioned upon the Bankruptcy Court’s approval of the Purchase Agreement and upon FTX not entering into an alternative transaction for the sale of the Note. The Bankruptcy Court approved this transaction on January 26, 2024 and the Transaction was closed for consideration of $71 million in cash on January 29, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting in our consolidated financial statements for the years ended December 31, 2023 and 2022 described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting in our consolidated financial statements for the year ended December 31, 2023, because:

•
We did not maintain sufficient evidence of the performance and/or review of certain internal controls or complete remediation testing for certain internal controls over the period-end financial reporting process addressing financial statement and footnote presentation and disclosures; and
•
We did not maintain sufficient evidence of the performance and/or review of certain IT application controls for information systems that are relevant to the preparation of our financial statements.

During 2023, we made significant progress enhancing our internal control environment by completing an enterprise-wide risk assessment, process narratives, risk and control matrices, a subsequent gap analysis and performed targeted testing of the design and operating effectiveness of our internal control over financial reporting in efforts to remediate previously disclosed material weaknesses. These efforts also include, but are not limited to: adding additional resources in accounting and finance departments, utilizing third party specialists to assist with complex accounting matters and reduce risks associated with the lack of segregation of duties; implementing a segregation of duties monitoring tool; formalizing accounting policies and procedures; implementing a new enterprise resource planning system to enhance the journal entry review and approval processes; performing bank and balance sheet account reconciliations on a monthly basis; implementing a SOX compliance and audit management platform; and designing and implementing both

IT general controls and IT application controls around our product platform and core applications, including controls over: change management, access security and IT operations.

We will continue to implement our plan to remediate the material weaknesses described above. Those remediation measures are ongoing and include (i) ensuring our enterprise-wide risk assessment, risk and control matrices, process narratives and gap analysis continue to be updated to reflect our current accounting processes and internal control environment and (ii) ensuring internal control over financial reporting is adequately performed; and (iii) ensuring sufficient testing is performed and the testing-related support and documentation are complete and accurate for the design and operating effectiveness of internal control over financial reporting.

For further details on our material weaknesses that existed during the years ended December 31, 2022 and 2021, please refer to our Form 10-K filed with the SEC on March 13, 2023.

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On September 5, 2023, Dan Preston, a member of our Board of Directors, entered into a pre-arranged stock trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act. Mr. Preston’s plan provides for (i) the potential exercise of vested stock options and the associated sale of up to 24,125 shares of Dave Class A Common Stock and (ii) the potential sale of up to an additional 31,405 shares of Dave Class A Common Stock. Mr. Preston’s plan commences on January 1, 2024 and expires on December 31, 2024, subject to the plan's earlier expiration or completion in accordance with its terms.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers and directors, which is included herein under “Information about our Executive Officers and Directors”, and our code of ethics, which is set forth below, the information required by this Item 10 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Code of Ethics

The board of directors of Dave has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Corporate Governance section of Dave’s website. In addition, Dave will post on the Corporate Governance section of its website all disclosures that are required by law or Nasdaq listing standards relating to any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

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

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, CA, PCAOB Auditor ID 34.

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of attorney (included on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

97.1†	Dave Inc. Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* The schedules to this Exhibit have been omitted in accordance with Regulation S-K

Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

† Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2024	DAVE INC.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joan Aristei or Kyle Beilman as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Wilk	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2024
Jason Wilk

/s/ Kyle Beilman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2024
Kyle Beilman

/s/ Brendan Carroll	Director	March 5, 2024
Brendan Carroll

/s/ Andrea Mitchell	Director	March 5, 2024
Andrea Mitchell

/s/ Michael Pope	Director	March 5, 2024
Michael Pope

/s/ Dan Preston	Director	March 5, 2024
Dan Preston

/s/ Imran Khan	Director	March 5, 2024
Imran Khan

/s/ Yadin Rozov	Director	March 5, 2024
Yadin Rozov