Form 10-Q
period 2024-03-31
Dave Inc./DE
filed 2024-05-07
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024, there were 10,872,286 shares of Class A common stock, $0.0001 par value, and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DAVE INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance, our objectives for future operations, our liquidity, borrowing capacity, our use of cash and cash requirements and the expected effects of new accounting pronouncements, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024 (the “Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Form 10-Q involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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
•
the level of product service failures that could lead Dave members (“Members”) to use competitors’ services;
•
investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings;
•
the ability to maintain the listing of Dave Class A Common Stock on The Nasdaq Stock Market; and
•
the possibility that Dave may be adversely affected by other economic factors, including rising interest rates, and business, and/or competitive factors; and

•
other risks and uncertainties described in this Form 10-Q, including those described under Part II Item 1A, “Risk Factors”.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	As of March 31, 2024	As of December 31,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$55,525	$41,759
Marketable securities	1,083	952
Member advances, net of allowance for credit losses of $17,328 and $20,310 as of March 31, 2024 and December 31, 2023, respectively	104,923	112,846
Investments	43,317	113,226
Prepaid income taxes	-	148
Prepaid expenses and other current assets	13,492	7,955
Total current assets	218,340	276,886
Property and equipment, net	996	1,118
Lease right-of-use assets (related-party of $707 and $773 as of March 31, 2024 and December 31, 2023, respectively)	707	773
Intangible assets, net	13,322	13,206
Debt facility commitment fee, long-term	281	318
Restricted cash	1,546	1,319
Other non-current assets	407	403
Total assets	$235,599	$294,023
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$9,013	$5,485
Accrued expenses	15,069	12,626
Lease liabilities, short-term (related-party of $310 and $298 as of March 31, 2024 and December 31, 2023, respectively)	310	298
Legal settlement accrual	690	3,330
Other current liabilities	4,164	3,865
Total current liabilities	29,246	25,604
Lease liabilities, long-term (related-party of $460 and $543 as of March 31, 2024 and December 31, 2023, respectively)	460	543
Debt facility, long-term	75,000	75,000
Convertible debt, long-term	-	105,451
Warrant and earnout liabilities	907	233
Other non-current liabilities	2,672	129
Total liabilities	$108,285	$206,960
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 10,869,286 and 10,683,736 shares issued at March 31, 2024 and December 31, 2023, respectively; 10,819,723 and 10,634,173 shares outstanding at March 31, 2024 and December 31, 2023, respectively;	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively;	-	-
Additional paid-in capital	303,387	296,733
Accumulated other comprehensive gain (loss)	3	649
Accumulated deficit	(176,077)	(210,320)
Total stockholders’ equity	$127,314	$87,063
Total liabilities, and stockholders’ equity	$235,599	$294,023

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

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$47,643	$37,684
Investments	18,458	21,264
Member advances, net of allowance for credit losses	93,604	95,812
Debt facility commitment fee, current	143	139
Debt facility commitment fee, long-term	281	318
Total assets	$160,129	$155,217
Liabilities
Accounts payable	659	661
Long-term debt facility	75,000	75,000
Total liabilities	$75,659	$75,661

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except per share data)

(unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Operating revenues:
Service based revenue, net	$65,562	$52,576
Transaction based revenue, net	8,068	6,352
Total operating revenues, net	73,630	58,928
Operating expenses:
Provision for credit losses	9,943	11,953
Processing and servicing costs	7,723	7,118
Advertising and marketing	9,097	9,471
Compensation and benefits	24,552	24,367
Other operating expenses	16,916	18,501
Total operating expenses	68,231	71,410
Other (income) expenses:
Interest income	(1,495)	(1,192)
Interest expense	2,217	2,898
Gain on extinguishment of convertible debt	(33,442)	-
Changes in fair value of earnout liabilities	196	(25)
Changes in fair value of public and private warrant liabilities	477	(146)
Total other (income) expense, net	(32,047)	1,535
Net income (loss) before provision for income taxes	37,446	(14,017)
Provision for income taxes	3,203	8
Net income (loss)	$34,243	$(14,025)

Net income (loss) per share:
Basic	$2.80	$(1.19)
Diluted	$2.60	$(1.19)
Weighted-average shares used to compute net income (loss) per share
Basic	12,220,199	11,815,448
Diluted	13,182,517	11,815,448

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Income (loss)

(in thousands)

(unaudited)

	For the Three Months Ended,
	March 31, 2024	March 31, 2023
Net income (loss)	$34,243	$(14,025)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(646)	783
Comprehensive income (loss)	$33,597	$(13,242)

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	10,634,173	1	1,514,082	-	296,733	649	(210,320)	87,063
Issuance of Class A common stock in connection with stock plans	185,550	-	-	-	524	-	-	524
Stock-based compensation	-	-	-	-	6,130	-	-	6,130
Unrealized loss on available-for-sale securities	-	-	-	-	-	(646)	-	(646)
Net income	-	-	-	-	-	-	34,243	34,243
Balance at March 31, 2024	10,819,723	$1	1,514,082	$-	$303,387	$3	$(176,077)	$127,314

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	10,284,657	$1	1,514,082	$-	$270,037	$(1,675)	$(161,803)	$106,560
Issuance of Class A common stock in connection with stock plans	68,311	-	-	-	1	-	-	1
Payment for fractional shares after reverse stock split					(13)			(13)
Stock-based compensation	-	-	-	-	6,774	-	-	6,774
Unrealized gain on available-for-sale securities	-	-	-	-	-	783	-	783
Net loss	-	-	-	-	-	-	(14,025)	(14,025)
Balance at March 31, 2023	10,352,968	$1	1,514,082	$-	$276,799	$(892)	$(175,828)	$100,080

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023

Operating activities
Net income (loss)	$34,243	$(14,025)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,734	1,200
Provision for credit losses	9,943	11,953
Changes in fair value of earnout liabilities	196	(25)
Changes in fair value of public and private warrant liabilities	477	(146)
Gain on extinguishment of convertible debt	(33,442)	-
Stock-based compensation	6,130	6,774
Non-cash interest	251	759
Non-cash lease expense	(5)	(6)
Changes in fair value of marketable securities and investments	(163)	440
Changes in operating assets and liabilities:
Member advances, service based revenue	(454)	216
Prepaid income taxes	148	7
Prepaid expenses and other current assets	(5,582)	(4,061)
Accounts payable	2,726	(6,891)
Accrued expenses	1,944	2,617
Legal settlement accrual	(2,640)	(5,749)
Other current liabilities	299	(129)
Other non-current liabilities	2,543	-
Other non-current assets	(4)	137
Net cash provided by (used in) operating activities	18,344	(6,929)

Investing activities
Payments for internally developed software costs	(1,592)	(1,946)
Purchase of property and equipment	(12)	(264)
Net disbursements and collections of Member advances	(1,566)	11,853
Purchase of investments	(20,889)	(5,082)
Sale and maturity of investments	90,315	65,390
Purchase of marketable securities	(59,165)	(34,145)
Sale of marketable securities	59,034	-
Net cash provided by investing activities	66,125	35,806

Financing activities
Payment for fractional shares on reverse stock split	-	(13)
Proceeds from issuance of common stock for stock option exercises	524	1
Repayment of borrowings on convertible debt, long-term	(71,000)	-
Net cash used in financing activities	(70,476)	(12)

Net increase in cash and cash equivalents and restricted cash	13,993	28,865
Cash and cash equivalents and restricted cash, beginning of the period	43,078	23,677
Cash and cash equivalents and restricted cash, end of the period	$57,071	$52,542

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$41	$61

Supplemental disclosure of cash paid for:
Interest	$1,933	$2,121

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$55,525	$51,754

Restricted cash	1,546	788
Total cash, cash equivalents, and restricted cash, end of the period	$57,071	$52,542

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

ExtraCash:

Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on overdraft products, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $35 for access to as little as $5 of overdraft, and many others in the financial services sector do not allow for overdraft at all. Dave invented a short-term liquidity alternative called ExtraCash, offered through our partnership with Evolve Bank & Trust, a federal reserve member bank and member of the FDIC ("Evolve"), which allows Members to receive a cash advance of up to $500 with an option to advance funds to their bank account via the automated clearing house (ACH) network (which typically takes two to five business days) and avoid fees altogether. Members also have the option to advance funds to their bank account via the debit card network (which typically takes minutes or hours) for an instant transfer fee.

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

Note 2 Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Service based revenue, net
Processing fees, net	$44,596	$33,002
Tips	14,910	13,760
Subscriptions	5,943	5,619
Other	113	195
Transaction based revenue, net
Interchange revenue, net	4,742	3,990
ATM revenue, net	809	718
Other	2,517	1,644
Total operating revenues, net	$73,630	$58,928

Service Based Revenue, Net

Service based revenue, net primarily consists of optional tips, optional processing fees, and subscriptions charged to Members, net of processor costs associated with advance disbursements. Member advances are treated as financial receivables under ASC 310 Receivables (“ASC 310”) and processing fees, net and tips are also accounted for in accordance with ASC 310.

Processing Fees, Net:

Processing fees apply when a Member requests an expedited cash advance. At the Member’s election, the Company expedites the funding of advance funds within eight hours of the advance approval, as opposed to the customary two or three business days. Processing fees are accounted for as nonrefundable loan origination fees and are recognized as revenues over the average expected contractual term of its advances.

Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the average expected contractual term of its advances. Direct origination costs recognized as a reduction of advance-related income during the three months ended March 31, 2024 and 2023 were approximately $0.7 million and $1.3 million, respectively.

Tips:

The Company encourages, but does not contractually require its Members who receive a cash advance to leave a discretionary tip. For accounting purposes, the Company treats tips as an adjustment of yield to the advances and are recognized over the average expected contractual term of its advances.

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

Transaction Based Revenue, Net:

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants, and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from the Member’s usage out-of-network reduced by related ATM transaction costs during the three months ended March 31, 2024 and 2023, were $1.3 million and $1.1 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three months ended March 31, 2024 and 2023 were $0.5 million and $0.3 million, respectively.

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

When the Company determines that a Member advance is not collectible, or after 120 days from origination has passed, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Based on the average outstanding Member advance term of approximately 11 days, advances outstanding 12 or more days from origination may be considered past due. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in circumstances related to a specific Member advance may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the consolidated statements of operations. Capitalized costs for the three months ended March 31, 2024 and 2023, were $1.6 million and $1.9 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member advances, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were $54.7 million at March 31, 2024 and $40.9 million at December 31, 2023, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

No Member individually exceeded 10% or more of the Company’s Member advances balances as of March 31, 2024 and December 31, 2023.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2024 and 2023, were $9.1 million and $9.5 million, respectively, and are presented within advertising and marketing within the condensed consolidated statements of operations.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $1.7 million and $1.3 million of uncertain tax positions as of March 31, 2024 and December 31, 2023, respectively, related to state income taxes. and federal and state research tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.005 million and $0.002 million of interest expense and penalties as a component of income tax expense during the three months ended March 31, 2024 and 2023, respectively

Segment Information

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

Net Income (Loss) Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of March 31, 2024. The rights, including the liquidation and dividend rights, of the holders of the Class A Common Stock and Class V Common Stock are identical, except with respect to voting.

Basic net income (loss) attributable to holders of Common Stock per share is calculated by dividing net income (loss) attributable to holders of Common Stock by the weighted-average number of shares outstanding.

Diluted net income (loss) per share attributable to holders of common stock is computed by dividing net income (loss) per share attributable to stockholders and the weighted-average number of shares outstanding and the effect of potentially dilutive stock options, warrants, and restricted stock using the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Numerator
Net income (loss) attributed to common stockholders—basic and diluted	$34,243	$(14,025)

Denominator
Weighted-average shares of common stock—basic	12,220,199	11,815,448
Dilutive effect of stock options	225,904	-
Dilutive effect of RSU	736,414	-
Weighted-average shares of common stock—diluted	13,182,517	11,815,448

Net income (loss) per share
Basic	$2.80	$(1.19)
Diluted	$2.60	$(1.19)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Equity incentive awards	1,090,941	2,552,474
Convertible debt	-	312,500
Total	1,090,941	2,864,974

The Company also excluded 11,444,235 public and private warrants and 49,653 earnout shares that were potentially dilutive from the computation of diluted net income (loss) for the periods ended March 31, 2024 and 2023, respectively, as including them would have been antidilutive. Refer to Note 9 Warrant Liabilities and Note 13 Fair Value of Financial Instruments for further details.

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

Recently Adopted Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. The Company adopted this ASU on January 1, 2023 and determined that ASU 2016-13 had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	March 31, 2024	December 31, 2023
Marketable securities	$1,083	$952
Total	$1,083	$952

At March 31, 2024 and December 31, 2023, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund with a ticker symbol SSPXX. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At March 31, 2024, the investment portfolio had a weighted-average maturity of 22 days. At December 31, 2023 the investment portfolio had a weighted-average maturity of 40 days. The gain recognized in connection with the investment in marketable securities for the three months ended March 31, 2024 and 2023 were $0.07 million and $0.1 million, respectively, and recorded as a component of interest income in the condensed consolidated statements of operations.

Note 4 Investments

Below is a summary of investments, which are measured at fair value as of March 31, 2024 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$14,761	$7	$(194)	$14,574
Asset-backed securities	-	-	-	-
Government securities	28,554	202	(13)	28,743
Total	$43,315	$209	$(207)	$43,317

Below is a summary of investments, which are measured at fair value as of December 31, 2023 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$69,087	$670	$(345)	$69,412
Asset-backed securities	313	-	(1)	312
Government securities	43,177	338	(13)	43,502
Total	$112,577	$1,008	$(359)	$113,226

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2024
Corporate bonds	$5,753	$(22)	$10,405	$(185)	$16,158	$(207)
Asset-backed securities	-	-	-	-	-	-
Government securities	-	-	-	-	-	-
Total	$5,753	$(22)	$10,405	$(185)	$16,158	$(207)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Corporate bonds	$9,271	$(50)	$14,989	$(295)	$24,261	$(345)
Asset-backed securities	-	-	274	(1)	274	(1)
Government securities	3,813	(13)	-	-	3,813	(13)
Total	$13,084	$(63)	$15,263	$(296)	$28,348	$(359)

The gain recorded in connection with the investment for the three months ended March 31, 2024 and 2023, was $0.9 million and $0.1 million, respectively, and was recorded as a component of interest income in the consolidated statements of operations. Accrued interest of $0.2 million and $1.0 million is included in investments within the condensed consolidated balance sheets for the periods ended March 31, 2024 and 2023, respectively.

Unrealized losses on the available-for-sale investment securities as of March 31, 2024 and December 31, 2023 are primarily the result of increases in interest rates as a significant portion of the investments were purchased prior to the Federal reserve commenced interest rate increases in 2022. The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$34,200	$34,371
Due after one year through five years	$9,115	$8,946
Total	$43,315	$43,317

Note 5 Member Advances, Net

Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for credit losses.

Below is a detail of Member advances, net as of March 31, 2024 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$92,237	$(2,266)	$89,971
11-30	14,147	(3,101)	11,046
31-60	5,729	(3,706)	2,023
61-90	4,945	(3,864)	1,081
91-120	5,193	(4,391)	802
Total	$122,251	$(17,328)	$104,923

Below is a detail of member advances, net as of December 31, 2023 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$98,553	$(2,676)	$95,877
11-30	16,442	(4,020)	12,422
31-60	7,038	(4,576)	2,462
61-90	5,719	(4,470)	1,249
91-120	5,404	(4,568)	836
Total	$133,156	$(20,310)	$112,846

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2024	$20,310
Plus: provision for credit losses	9,943
Plus: amounts recovered	3,074
Less: amounts written-off	(15,999)
Ending allowance balance at March 31, 2024	$17,328

Opening allowance balance at January 1, 2023	$24,501
Plus: provision for credit losses	11,953
Plus: amounts recovered	3,927
Less: amounts written-off	(23,016)
Ending allowance balance at March 31, 2023	$17,365

The provision for credit losses for the period ended March 31, 2024 was lower compared to the period ended March 31, 2023, due primarily to improved collections performance throughout period. The decrease in amounts written-off for the period ended March 31, 2024 compared to the period ended March 31, 2023, was also primarily a result of improved collections performance period over period.

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		March 31, 2024			December 31, 2023
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$23,193	$(9,935)	$13,258	$21,601	$(8,461)	$13,140
Domain name	15.0 Years	121	(57)	64	121	(55)	66
Intangible assets, net		$23,314	$(9,992)	$13,322	$21,722	$(8,516)	$13,206

The future estimated amortization expenses as of March 31, 2024, were as follows (in thousands):

2024	3,951
2025	4,851
2026	3,123
2027	1,363
Thereafter	34
Total future amortization	$13,322

Amortization expense for the three months ended March 31, 2024 and 2023 was $1.5 million and $1.1 million, respectively. No impairment charges were recognized related to long-lived assets for the for the three months ended March 31, 2024 and 2023.

Amortization expense related to change in useful life of a certain definite-lived intangible asset for the three months ended March 31, 2024 and 2023, was $0 and $0.2 million, respectively.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued professional and program fees	$4,613	$4,208
Accrued compensation	3,239	3,605
Income taxes payable	2,948	-
Accrued charitable contributions	1,645	2,212
Sales tax payable	1,122	1,442
Negative balance payable	996	831
Other	506	328
Total	$15,069	$12,626

Accrued charitable contributions includes amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to a third party who uses the funds to provide meals to those in need. For the three months ended March 31, 2024 and 2023, the Company pledged approximately $0.9 million and $2.5 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other operating expenses in the consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Deferred transaction costs	$3,150	$3,150
Other	1,014	715
Total	$4,164	$3,865

Other current liabilities includes $3.2 million in deferred transaction costs associated with the transactions consummated on January 5, 2022 as contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 among VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Dave Inc., a Delaware corporation (“Legacy Dave”), and other entities (the “Business Combination”). These transaction costs were also capitalized and included within APIC in the condensed consolidated balance sheets.

Note 8 Convertible Note Payable

On March 21, 2022, the Company entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd. (the “Purchaser”), owner of FTX US (“FTX”), providing for the purchase and sale of a convertible note in the initial principal amount of $100.0 million (the “Note”). The Note bore interest at a rate of 3.00% per year (compounded semiannually), payable semi-annually in arrears on June 30th and December 31st of each year. Interest may be paid in-kind or in cash, at the Company’s option. Forty-eight months (the “Maturity Date”) after the date of the initial issuance of the Note (the “Issuance Date”), the Company would pay the Purchaser the sum of (i) the outstanding principal amount of the Note, plus (ii) all accrued but unpaid interest thereon, plus (iii) all expenses incurred by the Purchaser (the “Redemption Price”). Payment of the Redemption Price on the Maturity Date will constitute a redemption of the Note in whole.

On January 29, 2024, the Company repurchased the $105.7 million outstanding balance of the Note as of January 29, 2024 for $71.0 million. The Company reduced the net carrying amount of debt by unamortized debt issuance costs of $0.03 million at the extinguishment date. The Company also incurred third-party costs totaling $1.3 million in conjunction with the settlement of the Note. The third-party costs are included in the reacquisition price and the gain on extinguishment of $33.4 million was calculated as the difference between the net carrying amount of debt and the reacquisition price.

Note 9 Warrant Liabilities

As of March 31, 2024, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

On September 13, 2023, the Company executed the Third Amendment to the Debt Facility with the existing Lenders. The Third Amendment, among other things: (i) increases the secured loan facility commitment amount by $50 million to a total of $150 million; (ii) extends the maturity date of the Debt Facility from January 2025 to December 2026; (iii) adds a liquidity trigger threshold, measured as of the last day of any calendar month, equal to the lesser of (a) the trailing six-month EBITDA as of such date, (b) the product of (A) the trailing three-month EBITDA as of such date, multiplied by (B) two (2), and (c) zero ($0); (iv) increases the minimum liquidity threshold, a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance, from $8.0 million to $15 million; (v) replaces LIBOR with the secured overnight financing rate ("SOFR") and updates interest rates to the base rate (or if greater, SOFR for such date for a 3-month tenor and 3.00%) plus 5.00% per annum on that portion of the aggregate outstanding principal balance that is less than or equal to $75 million, plus the base rate plus 4.50% per annum on that portion of the aggregate outstanding principal balance, if any, that is greater than $75 million; (vi) updates prepayment premiums for early or voluntary principal repayments; and (vii) the Company's guaranty (the limited guaranty was secured by a first-priority lien against substantially all of the Company's assets) of up to $25,000,000 of the Borrower's obligations under the Debt Facility has been terminated.

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

As of March 31, 2024 and December 31, 2023, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

The Third Amendment was accounted for as a debt modification and, accordingly, the Company capitalized $0.4 million of financing costs which will be recognized within the statement of operations evenly through maturity date of the Debt Facility, no gain or loss was recognized. As of March 31, 2024, the Company was in compliance with all covenants.

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

1. Stoffers v. Dave Inc. (filed September 16, 2020 in LA County Superior Court)

This is a purported class action lawsuit filed in connection with a July 2020 data breach, asserting consumer protection and contract claims and seeking compensatory damages, punitive damages, injunctive relief and attorney's fees on behalf of a California class. The Company entered into a settlement agreement to settle this matter on a classwide basis, which received final approval in December 2023. The estimated settlement amount of approximately $3.2 million was included in the Legal settlement accrual within the consolidated balance sheets for the year ended December 31, 2023. During the quarter ended March 31, 2024, the Company paid $3.1 million of the estimated $3.2 million in legal settlement expense. The Company plans to pay any remaining amounts due during the quarter ending June 30, 2024.

The Company recorded an estimated legal settlement expense of $4.1 million relating to individual claims arising from the July 2020 data breach. During 2023, the Company paid $3.9 million of the estimated $4.1 million in legal settlement expense. The remaining $0.2 million was paid during the quarter ended March 31, 2024.

2. Lopez v. Dave Inc. (filed July 15, 2022 in US District Court for the Northern District of California).

This is a purported class action alleging violations of California consumer protection laws and state and federal lending laws, among other things. The complaint seeks injunctive relief, damages, restitution, non-restitutionary disgorgement, pre- and post-judgment interest and reasonable attorneys’ fees and costs. The Company recorded an estimated legal settlement amount of $0.6 million for this matter in the quarter ended March 31, 2024.

Note 12 Leases

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

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$86	$82
Short-term lease cost	-	-
Total lease cost	$86	$82

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Other information:
Cash paid for operating leases	$91	$88
Weighted-average remaining lease term - operating lease	2.79	2.64
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of March 31, 2024, were as follows (in thousands):

Year	Related-Party Commitment
2024 (remaining)	$275
2025	383
2026	76
Thereafter	148
Total minimum lease payments	$882
Less: imputed interest	(112)
Total lease liabilities	$770

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$1,083	$—	$—	$1,083
Investments	—	43,317	—	43,317
Total assets	$1,083	$43,317	$—	$44,400
Liabilities
Warrant liabilities - public warrants	$348	$—	$—	$348
Warrant liabilities - private warrants	-	—	332	332
Earnout liabilities	-	—	227	227
Total liabilities	$348	$—	$559	$907

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$952	$—	$—	$952
Investments	—	113,226	—	113,226
Total assets	$952	$113,226	$—	$114,178
Liabilities
Warrant liabilities - public warrants	$97	$—	$—	$97
Warrant liabilities - private warrants	-	—	105	105
Earnout liabilities	-	—	31	31
Total liabilities	$97	$—	$136	$233

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of March 31, 2024 and March 31, 2023.

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

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the public warrant liability for the three months ended March 31, 2024, was $0.3 million, which is presented within changes in fair value of public warrant liability in the consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (in thousands):

Opening value at January 1, 2024	$97
Change in fair value during the period	251
Ending value at March 31, 2024	$348

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Class A Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The (loss)/gain related to the change in fair value of the private warrant liability for the three months ended March 31, 2024 and 2023, were ($0.2) million and $0.08 million, respectively, which is presented within changes in fair value of private warrant liabilities in the consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2024	$105
Change in fair value during the period	226
Ending value at March 31, 2024	$331

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the three months ended March 31, 2024:

Exercise price	$368.00
Expected volatility	75.9%
Risk-free interest rate	4.44%
Remaining term	2.76 years
Dividend yield	0%

Earnout Shares Liability:

As part of the reverse recapitalization, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the closing date of the Business Combination (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The (loss)/gain related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three months ended March 31, 2024 and 2023 were ($0.2) million and $0.03 million, respectively, which are presented within changes in fair value of earnout liabilities in the consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2024	$31
Change in fair value during the period	196
Ending value at March 31, 2024	$227

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the three months ended March 31, 2024:

Exercise price	$400-$480
Expected volatility	72.9%
Risk-free interest rate	4.4%
Remaining term	2.77 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

Note 14 Stockholders’ Equity

As of March 31, 2024, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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

Class A and Class V Common Stock:

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock will at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of March 31, 2024, the Company had 10,869,286 and 1,514,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of March 31, 2024, the Company had 10,819,723 and 1,514,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized approximately $6.1 million and $6.8 million of stock-based compensation expense arising from stock option and restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2024	766,829	$14.10	6.3	$1,148
Granted	-	$-
Exercised	(90,374)	$5.80
Forfeited	(4,404)	$6.86
Expired	(3,600)	$5.18
Options outstanding, March 31, 2024	668,451	$15.32	6.4	$14,589
Nonvested options, March 31, 2024	391,005	$21.74	6.9	$6,020
Vested and exercisable, March 31, 2024	277,446	$6.26	5.7	$8,569

At March 31, 2024, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was approximately $5.2 million, which is expected to be recognized over a weighted-average remaining period of 3.1 years.

The Company allowed certain stock option holders to exercise unvested options to purchase shares of Common Stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s employment termination, at the original issuance price, until the options are fully vested. As of March 31, 2024 and March 31, 2023, 0 and 2,777 shares of Common Stock were subject to repurchase at a weighted-average prices of $22.09 per share, respectively. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed consolidated balance sheets as such shares are considered legally outstanding.

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

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2024	1,726,639	$23.10
Granted	104,063	$25.40
Vested	(95,176)	$63.03
Forfeited	(70,427)	$30.25
Nonvested shares at March 31, 2024	1,665,099	$20.66

At March 31, 2024, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $33.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Note 16 Related-Party Transactions

Leasing Arrangements:

During each of the three months ended March 31, 2024 and 2023, the Company paid $0.09 million under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's current CEO), for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of March 31, 2024 under Company’s sub-lease for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2024 (remaining)	$275
2025	383
2026	76
Thereafter	148
Total minimum lease payments	$882
Less: imputed interest	(112)
Total lease liabilities	$770

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC"), joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $2.0 million for the three months ended March 31, 2024. For more information about the Debt Facility with VPC, refer to Note 10, Debt Facility.

Legal Services

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.1 million for the three months ended March 31, 2024.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes related thereto which are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K.

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

Further, we see a significant opportunity to address the broader short-term credit market. According to a 2023 report by The Financial Health Network ("FHN"), legacy financial institutions charge approximately $40 billion in fees annually. The FHN estimates that financially “coping” and “vulnerable” populations pay over $160 billion a year in fees and interest for access to short-term credit. Our prospective Member opportunity is also significant. We estimate that our total addressable market consists of between 160 million to 180 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.

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

We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to improve the financial system for the everyday person. Since inception and through the date of this report, over 14 million Members have registered on the Dave app and over 11 million Members have used at least one of our products and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.

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

Key Components of Statements of Operations

Basis of presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying condensed consolidated financial statements of Dave included in this report.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2024	2023	2024/2023	2024/2023
Service based revenue, net
Processing fees, net	$44,596	$33,002	$11,594	35%
Tips	14,910	13,760	1,150	8%
Subscriptions	5,943	5,619	324	6%
Other	113	195	(82)	-42%
Transaction based revenue, net	8,068	6,352	1,716	27%
Total	$73,630	$58,928	$14,702	25%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the three months ended March 31, 2024 were $44.6 million, an increase of $11.6 million, or 35%, from $33.0 million for the three months ended March 31, 2023. The increase was primarily attributable to increases in transacting Members, increases in total advance volume from approximately $798.5 million to approximately $1,050 million period over period and average advance amounts that increased from $154 to $159 as of the three months ended March 31, 2023 and 2024, respectively. Processing fees tend to increase as advance volume increases, but may not always trend ratably, as historically, prior to the implementation of percentage-based fees in late 2023, processing fees varied depending on the total amount of the advance. The percentage of Members that chose to pay a processing fee to expedite an advance decreased slightly for the three months ended March 31, 2024 and 2023. The average processing fees Members paid to expedite these advances increased slightly for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Tips

Tips for the three months ended March 31, 2024 were $14.9 million, an increase of $1.1 million, or 8%, from $13.8 million for the three months ended March 31, 2023. The increase was primarily attributable to higher tip engagement from Members, increases in total advance volume from approximately $798.5 million to approximately $1,050 million year over year and average advance amounts increased from $154 to $159 for the three months ended March 31, 2023 and 2024, respectively. Tip amounts may not always trend ratably as tips often vary depending on the total amount of the advance and number of Members who leave a tip. The average tip Members chose to leave increased slightly while the percentage of Members that chose to leave a tip decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Subscriptions

Subscriptions for the three months ended March 31, 2024 were $5.9 million, an increase of $0.3 million, or 6%, from $5.6 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in paying Members on our platform.

Other

Other service based revenue for the three months ended March 31, 2024 were $0.1 million, a decrease of $0.1 million, or 42% from $0.2 million, for the three months ended March 31, 2023. The decrease was primarily attributable to decreases in average revenue per lead related to amounts received from our Side Hustle advertising partners.

Transaction based revenue, net—Transaction based revenue, net for the three months ended March 31, 2024 were $8.1 million, an increase of $1.7 million, or 27%, from $6.4 million for the three months ended March 31, 2024. The increase was primarily attributable to interchange revenue earned from the growth in Members engaging with our Checking Product and card spend of $394 million for the three months ended March 31, 2024, an increase of 34%, from $294 million for the three months ended March 31, 2023, offset by $0.4 million in interest due to Members during the three months ended March 31, 2024.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2024	2023	2024/2023	2024/2023
Provision for credit losses	$9,943	$11,953	$(2,010)	-17%
Processing and servicing costs	7,723	7,118	605	8%
Advertising and marketing	9,097	9,471	(374)	-4%
Compensation and benefits	24,552	24,367	185	1%
Other operating expenses	16,916	18,501	(1,585)	-9%
Total	$68,231	$71,410	$(3,179)	-4%

Provision for credit losses—The provision for credit losses totaled $9.9 million for the three months ended March 31, 2024, compared to $12.0 million for the three months ended March 31, 2023. The decrease of $2.0 million, or 17%, was primarily attributable to a decrease in provision expense of $6.2 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, offset by an increase in provision expense of $4.2 million related to Member advances aged 120 days and under.

The decrease in provision expense of $6.2 million related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to improved collections performance due primarily to underwriting modifications related to advance eligibility requirements, advance stability, new Member conversion and risk detection, despite increases in transacting Members, average advance amounts from $154 to $159 and total advance volume from $798 million to $1,050 million for the three months ended March 31, 2023 and 2024, respectively. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The increase in provision expense of $4.2 million related to Member advances aged 120 days and under was primarily attributed to a 24% increase in advance volume during the period ended March 31, 2024 compared to the period ended March 31, 2023 with a corresponding increase in amounts outstanding as of the three months ended March 31, 2024 as compared to March 31, 2023. This resulted in an increase to the allowance for credit losses and corresponding increase in provision expense during the three months ended March 31, 2024 as compared to March 31, 2023. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.

During the three months ended March 31, 2024, loss and collections experience of Member advances continued to improve as discussed above, due primarily to underwriting modifications related to advance eligibility requirements, advance stability, new Member conversion and risk detection. Historical loss and collections rates utilized in the calculation of the provision for credit losses decreased slightly when compared to historical rates due to continued improvement in historical collections performance. Any changes to our historical loss and collections experience directly affect the historical loss rates utilized in the calculation of the allowance for uncollectible advances. The changes in the allowance for credit losses, period over period, have a direct impact on the provision for credit losses.

For information on the aging of Member advances and a roll-forward of the allowance for credit losses, refer to the tables in Note 5 Member Advances, Net in the accompanying consolidated financial statements of Dave included in this report.

Processing and service costs—Processing and servicing costs totaled $7.7 million for the three months ended March 31, 2024, compared to $7.1 million for the three months ended March 31, 2023. The increase of $0.6 million, or 8%, was primarily driven by increases in advance volume from $798 million to $1,050 million, offset by, technology enhancements made to our ExtraCash payments structure along with discounts and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $9.1 million for the three months ended March 31, 2024, compared to $9.5 million for the three months ended March 31, 2023. The decrease of $0.4 million, or 4%, was primarily attributable to a more targeted, conversion-focused spend approach on our advertising campaigns, production and promotions across various social media platforms and television. Additionally, channel and creative optimization, long-tail marketing investments made during the second quarter of 2023 and ongoing improvements to our measurement and reporting infrastructure allowed us to invest more intelligently across our marketing mix.

Compensation and benefits—Compensation and benefits expenses totaled $24.6 million for the three months ended March 31, 2024, compared to $24.4 million for the three months ended March 31, 2023. The increase of $0.2 million, or 0.8%, was primarily attributable to the following:

•
a decrease in stock-based compensation of $0.6 million, primarily due to larger amounts of restricted stock units granted during the three months ended March 31, 2023 compared to the three months ended March 31, 2024 and stock options granted in prior years that have fully vested;
•
a decrease in contractor and consulting fees of $0.6 million due to the average increase in employee headcount and corresponding reduction in external support for IT security, finance, marketing, design and customer service resources; and
•
an increase in payroll and related costs of $1.4 million, primarily due to average headcount and salary increases, bonuses and severance payments.

Other operating expenses—Other operating expenses totaled $16.9 million for the three months ended March 31, 2024, compared to $18.5 million for the three months ended March 31, 2023. The decrease of $1.6 million, or 9.0%, was primarily attributable to the following:

•
an increase in expenses related to our Checking Product of $0.1 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed; offset by
•
a decrease in charitable contribution expenses of $1.6 million, primarily due to amounts pledged to charitable meal donations related to Members' tips;
•
a decrease in insurance related costs of $0.3 million, primarily related to lower director and officer, general liability and cyber insurance premiums;
•
a decrease in accounting costs of $0.3 million, primarily related to various audit, tax, and Sarbanes-Oxley compliance readiness related expenses;
•
an increase in technology and infrastructure expenses of $0.2 million, primarily due to increased costs to support the growth of our business and development of new products and features; and
•
an increase in depreciation and amortization of $0.5 million, primarily due to increased amortization of other internally capitalized project costs and depreciation related to leasehold improvements and equipment purchases.

Other (income) expense

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$(1,495)	$(1,192)	$(303)	25%
Interest expense	2,217	2,898	(681)	-23%
Gain on extinguishment of convertible debt	(33,442)	-	(33,442)	-100%
Changes in fair value of earnout liabilities	196	(25)	221	-884%
Changes in fair value of public and private warrant liabilities	477	(146)	623	-427%
Total	$(32,047)	$1,535	$(33,582)	-2188%

Interest income— Interest income totaled $1.5 million for the three months ended March 31, 2024, compared to $1.2 million for three months ended March 31, 2023. The increase of $0.3 million, or 25%, was primarily attributable to gains from the sales of investments during the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023.

Interest expense— Interest expense totaled $2.2 million for the three months ended March 31, 2024, compared to $2.9 million for the three months ended March 31, 2023. The decrease of $0.7 million, or 23%, was primarily attributable to the repurchase of the convertible note with FTX Ventures Ltd. in January 2024.

Gain on extinguishment of convertible debt— The gain on extinguishment of convertible debt totaled $33.4 million for the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023. The increase was primarily attributable to the repurchase of the $105.7 million outstanding balance of the convertible note with FTX Ventures Ltd. for $71.0 million. The gain was reduced by unamortized debt issuance costs of $0.03 million at the extinguishment date and third-party costs totaling $1.3 million in conjunction with the settlement of the convertible note.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a expense of $0.2 million for the three months ended March 31, 2024, compared to a loss of $0.03 million for the three months ended March 31, 2023. The increase of $0.2 million, or 884%, was primarily attributable to fair value adjustments associated with our earnout shares liability due to increases in our underlying Class A Common Stock price over the last 12 months.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled an expense of $0.5 million for the three months ended March 31, 2024, compared to a gain of $0.1 million for the three months ended March 31, 2023. The increase of $0.6 million, or 427%, was primarily attributable to fair value adjustments associated with our public and private warrant liabilities due to increases in our underlying Class A Common Stock price over the last 12 months.

Provision for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2024	2023	2024/2023	2024/2023
Provision for income taxes	3,203	8	3,195	39938%
Total	$3,203	$8	$3,195	39938%

Provision for income taxes for the three months ended March 31, 2024 increased by approximately $3.2 million compared to the three months ended March 31, 2023. This increase was primarily due to a significant increase in income for the three months ended March 31, 2024, including a discrete gain on extinguishment of convertible debt of $33.4 million.

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

Adjusted EBITDA

“Adjusted EBITDA” is defined as net income (loss) adjusted for interest expense, net, provision for income taxes, depreciation and amortization, stock-based compensation and other discretionary items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. The reconciliation of net income (loss) to Adjusted EBITDA below should be reviewed, and no single financial measure should be relied upon to evaluate our business.

The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2024 and 2023, respectively:

	For the Three Months Ended
(in thousands)	March 31,
	2024	2023
Net income (loss)	$34,243	$(14,025)
Interest expense, net	722	1,706
Provision for income taxes	3,203	8
Depreciation and amortization	1,650	1,182
Stock-based compensation	6,130	6,774
Gain on extinguishment of convertible debt	(33,442)	-
Changes in fair value of earnout liabilities	196	(25)
Changes in fair value of public and private warrant liabilities	477	(146)
Adjusted EBITDA	$13,179	$(4,526)

Liquidity and Capital Resources

In the past, we have financed our operations primarily from cash receipts from service and transaction based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. As of March 31, 2024 and December 31, 2023, our cash and cash equivalents, marketable securities, investments and restricted cash balance was $101.5 million and $157.3 million, respectively.

As an early-stage company, the expenses we have incurred since inception are consistent with our strategy and approach to capital allocation. We may continue to incur net losses in accordance with our operating plan as we continue to expand and improve upon our financial platform.

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

Material Cash Requirements

In the normal course of business, we enter into various agreements with our vendors that may subject us to minimum annual requirements. While our contractual commitments will have an impact on our future liquidity, we believe that we will be able to adequately fulfill these obligations through cash generated from operations and from our existing cash balances. We do not have any “off-balance sheet arrangements,” as defined by the SEC regulations.

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of approximately 2 to 5 years as of March 31, 2024, and we had a total lease liability of $0.8 million. See Note 12, Leases in the notes to our consolidated financial statements for additional information regarding our lease liabilities as of March 31, 2024.

In the near term, we expect to continue to generate ExtraCash originations relying primarily on our balance sheet cash and Debt Facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. At March 31, 2024, $75.0 million of term loans under the Debt Facility were outstanding. See Note 10, Debt Facility in the notes to our condensed consolidated financial statements in this report.

Additionally, we also had certain contractual payment obligations for interest owed under the $100.0 million Note we issued and sold pursuant to the Note Purchase Agreement entered into with FTX Ventures Ltd. Interest payments relating to the Note were required to be made or added to the outstanding principal on a semi-annual basis. On January 29, 2024, we repurchased the $105.5 million outstanding balance of the Note for $71.0 million. For more information on the Note Purchase Agreement with FTX Ventures Ltd., see Note 8, Convertible Note Payable.

We may use cash to acquire businesses and technologies. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Three Months Ended March 31,
Total cash provided by (used in):	2024	2023
Operating activities	$18,344	$(6,929)
Investing activities	66,125	35,806
Financing activities	(70,476)	(12)
Net increase in cash and cash equivalents and restricted cash	$13,993	$28,865

Cash Flows From Operating Activities

During the three months ended March 31, 2024, net cash provided by operating activities increased compared to the three months ended March 31, 2023 due to increases in operating revenues, offset primarily by increases in compensation and other operating expenses to support the growth of the business. Net cash provided by operating activities for the three months ended March 31, 2024 included net income of $34.2 million, and excluding non-cash impacts, included increase in accounts payable of $2.7 million and an increase in other current liabilities of $2.7 million. These changes were offset primarily by an increase in prepaid expenses and other current assets of $5.6 million, a decrease in a legal settlement accrual of $2.6 million, decrease in accrued expenses of $1.9 million, and an increase in Member advances, service based revenue of $0.5 million.

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

Cash Flows From Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $66.1 million. This included the sale and maturity of investments of $90.3 million and sale of marketable securities of $59.0 million, offset by purchases of marketable securities of $59.2 million, purchases of investments of $20.9 million, net disbursements and collections of Member advances of $1.6 million, and payments related to internally developed software costs of $1.6 million.

During the three months ended March 31, 2023, net cash provided by investing activities was $35.8 million. This included the sale and maturity of investments of $65.4 million and net disbursements and collections of Member advances of $11.9 million, offset by payments for internally developed software costs of $1.9 million, the purchase of property and equipment of $0.3 million, the purchase of investments of $5.1 million, and the purchase of marketable securities of $34.1 million.

Cash Flows From Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was $70.5 million, which consisted of the $71.0 million paydown of the FTX Ventures Ltd. convertible note, offset by $0.5 million received for stock option exercises.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the following:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. For further details, please refer to Note 2 in our accompanying condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included in this Form 10-Q.

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

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that those taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including our estimated annual pre-tax income in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, our tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $1.7 million and $1.0 million of uncertain tax positions as of March 31, 2024 and 2023, respectively, related to state income taxes and federal and state R&D tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at March 31, 2024 and December 31, 2023. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying condensed consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2024 and 2023.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act for emerging growth companies. Subject to certain conditions set forth in the JOBS Act, if we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd- Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the condensed consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Recently Issued Accounting Standards

Refer to Note 2, “Significant Accounting Policies,” of our condensed consolidated financial statements included in this report for a discussion of the impact of recent accounting pronouncements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Previously Identified Material Weaknesses

As discussed in Part II, Item 9A in our Annual Report, we identified material weaknesses in our internal control over financial reporting for the years ended December 31, 2023 because:

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

Remediation Plan and Status

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

For further details on our material weaknesses that existed during the years ended December 31, 2023 and 2022, please refer to our Annual Report.

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, please see Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this report.

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

Item 1A. Risk Factors.

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in in our Annual Report for the year ended December 31, 2023 filed with the SEC on March 5, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

On March 8, 2024, Michael Pope, a member of our Board of Directors, entered into a pre-arranged stock trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act. Mr. Pope’s plan provides for the potential sale of up to 15,702 shares of Dave Class A Common Stock. Mr. Pope’s plan is scheduled to commence on June 10, 2024 and expire on December 15, 2024, subject to the plan's earlier expiration or completion in accordance with its terms.

Item 6. Exhibits

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation of Dave Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022)

3.2	Amended and Restated Bylaws of Dave Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022)

10.1

Purchase and Sale Agreement, dated January 4, 2024, by and between Dave Inc. and FTX Ventures Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2024)

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

* Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2024	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: May 7, 2024	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer