Form 10-Q
period 2024-06-30
Dave Inc./DE
filed 2024-08-06
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024 there were 11,155,158 shares of Class A common stock, $0.0001 par value, and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

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
•
the reliance by Dave on a single bank partner, and the ability of Dave to maintain or secure current and future key banking relationships and other third-party service providers;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	As of June 30, 2024	As of December 31,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$48,600	$41,759
Marketable securities	95	952
Member advances, net of allowance for credit losses of $20,493 and $20,310 as of June 30, 2024 and December 31, 2023, respectively	127,759	112,846
Investments	39,508	113,226
Prepaid income taxes	-	148
Prepaid expenses and other current assets	13,550	7,955
Total current assets	229,512	276,886
Property and equipment, net	911	1,118
Lease right-of-use assets (related-party of $646 and $773 as of June 30, 2024 and December 31, 2023, respectively)	646	773
Intangible assets, net	13,895	13,206
Debt facility commitment fee, long-term	243	318
Restricted cash	1,546	1,319
Other non-current assets	411	403
Total assets	$247,164	$294,023
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$9,318	$5,485
Accrued expenses	11,226	12,626
Lease liabilities, short-term (related-party of $323 and $298 as of June 30, 2024 and December 31, 2023, respectively)	323	298
Legal settlement accrual	1,220	3,330
Other current liabilities	4,375	3,865
Total current liabilities	26,462	25,604
Lease liabilities, long-term (related-party of $380 and $543 as of June 30, 2024 and December 31, 2023, respectively)	380	543
Debt facility, long-term	75,000	75,000
Convertible debt, long-term	-	105,451
Warrant and earnout liabilities	572	233
Other non-current liabilities	2,993	129
Total liabilities	$105,407	$206,960
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 11,149,290 and 10,683,736 shares issued at June 30, 2024 and December 31, 2023, respectively; 11,099,727 and 10,634,173 shares outstanding at June 30, 2024 and December 31, 2023.	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively;	-	-
Additional paid-in capital	311,400	296,733
Accumulated other comprehensive gain	75	649
Accumulated deficit	(169,719)	(210,320)
Total stockholders’ equity	$141,757	$87,063
Total liabilities, and stockholders’ equity	$247,164	$294,023

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

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$42,056	$37,684
Investments	18,695	21,264
Member advances, net of allowance for credit losses	114,716	95,812
Debt facility commitment fee, current	146	139
Debt facility commitment fee, long-term	243	318
Total assets	$175,856	$155,217
Liabilities
Accounts payable	638	661
Long-term debt facility	75,000	75,000
Total liabilities	$75,638	$75,661

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating revenues:
Service based revenue, net	$71,651	$54,985	$137,213	$107,561
Transaction based revenue, net	8,466	6,250	16,534	12,602
Total operating revenues, net	80,117	61,235	153,747	120,163
Operating expenses:
Provision for credit losses	14,365	15,925	24,308	27,878
Processing and servicing costs	7,794	7,232	15,517	14,350
Advertising and marketing	10,743	14,985	19,840	24,456
Compensation and benefits	24,515	23,932	49,067	48,299
Other operating expenses	17,031	20,078	33,947	38,579
Total operating expenses	74,448	82,152	142,679	153,562
Other (income) expenses:
Interest income	(537)	(1,485)	(2,032)	(2,677)
Interest expense	1,965	3,027	4,182	5,925
Gain on extinguishment of convertible debt	-	-	(33,442)	-
Changes in fair value of earnout liabilities	(63)	(12)	133	(37)
Changes in fair value of public and private warrant liabilities	(272)	164	205	18
Total other (income) expense, net	1,093	1,694	(30,954)	3,229
Net income (loss) before provision for income taxes	4,576	(22,611)	42,022	(36,628)
Provision (benefit) for income taxes	(1,782)	7	1,421	15
Net income (loss)	$6,358	$(22,618)	$40,601	$(36,643)

Net income (loss) per share:
Basic	$0.51	$(1.90)	$3.30	$(3.09)
Diluted	$0.47	$(1.90)	$3.02	$(3.09)
Weighted-average shares used to compute net income (loss) per share
Basic	12,416,524	11,884,473	12,318,365	11,850,151
Diluted	13,543,648	11,884,473	13,433,461	11,850,151

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Income (loss)

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$6,358	$(22,618)	$40,601	$(36,643)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	73	23	(574)	806
Comprehensive income (loss)	$6,431	$(22,595)	$40,027	$(35,837)

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	10,634,173	1	1,514,082	-	296,733	649	(210,320)	87,063
Issuance of Class A common stock in connection with stock plans	465,554	-	-	-	831	-	-	831
Stock-based compensation	-	-	-	-	13,836	-	-	13,836
Unrealized loss on available-for-sale securities	-	-	-	-	-	(574)	-	(574)
Net income	-	-	-	-	-	-	40,601	40,601
Balance at June 30, 2024	11,099,727	$1	1,514,082	$-	$311,400	$75	$(169,719)	$141,757

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	10,284,657	$1	1,514,082	$-	$270,037	$(1,675)	$(161,803)	$106,560
Issuance of Class A common stock in connection with stock plans	136,494	-	-	-	2	-	-	2
Payment for fractional shares after reverse stock split					(13)			(13)
Stock-based compensation	-	-	-	-	13,406	-	-	13,406
Unrealized gain on available-for-sale securities	-	-	-	-	-	806	-	806
Net loss	-	-	-	-	-	-	(36,643)	(36,643)
Balance at June 30, 2023	10,421,151	$1	1,514,082	$-	$283,432	$(869)	$(198,446)	$84,118

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	10,819,723	1	1,514,082	-	303,387	3	(176,077)	127,314
Issuance of Class A common stock in connection with stock plans	280,004	-	-	-	307	-	-	307
Stock-based compensation	-	-	-	-	7,706	-	-	7,706
Unrealized loss on available-for-sale securities	-	-	-	-	-	72	-	72
Net income	-	-	-	-	-	-	6,358	6,358
Balance at June 30, 2024	11,099,727	$1	1,514,082	$-	$311,400	$75	$(169,719)	$141,757

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	10,352,968	$1	1,514,082	$-	$276,799	$(892)	$(175,828)	$100,080
Issuance of Class A common stock in connection with stock plans	68,183	-	-	-	1	-	-	1
Stock-based compensation	-	-	-	-	6,632	-	-	6,632
Unrealized gain on available-for-sale securities	-	-	-	-	-	23	-	23
Net loss	-	-	-	-	-	-	(22,618)	(22,618)
Balance at June 30, 2023	10,421,151	$1	1,514,082	$-	$283,432	$(869)	$(198,446)	$84,118

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023

Operating activities
Net income (loss)	$40,601	$(36,643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,500	2,422
Provision for credit losses	24,308	27,878
Changes in fair value of earnout liabilities	133	(37)
Changes in fair value of public and private warrant liabilities	205	18
Gain on extinguishment of convertible debt	(33,442)	-
Stock-based compensation	13,836	13,406
Non-cash interest	251	1,532
Non-cash lease expense	(11)	(11)
Changes in fair value of marketable securities and investments	(173)	146
Changes in operating assets and liabilities:
Member advances, service based revenue	(568)	676
Prepaid income taxes	148	10
Prepaid expenses and other current assets	(5,587)	(2,353)
Accounts payable	3,833	(5,160)
Accrued expenses	(1,899)	2,951
Legal settlement accrual	(2,110)	(1,849)
Other current liabilities	510	(373)
Other non-current liabilities	2,864	2
Other non-current assets	(8)	137
Net cash provided by operating activities	46,391	2,752

Investing activities
Payments for internally developed software costs	(3,767)	(4,068)
Purchase of property and equipment	(147)	(594)
Net disbursements and collections of Member advances	(38,653)	(13,025)
Purchase of investments	(48,524)	(54,422)
Sale and maturity of investments	121,841	98,747
Purchase of marketable securities	(59,177)	(34,345)
Sale of marketable securities	60,034	31,423
Net cash provided by investing activities	31,607	23,716

Financing activities
Payment for fractional shares on reverse stock split	-	(13)
Proceeds from issuance of common stock for stock option exercises	831	2
Payment of costs for extinguishment of convertible debt	(761)	-
Repayment of borrowings on convertible debt, long-term	(71,000)	-
Net cash used in financing activities	(70,930)	(11)

Net increase in cash and cash equivalents and restricted cash	7,068	26,457
Cash and cash equivalents and restricted cash, beginning of the period	43,078	23,677
Cash and cash equivalents and restricted cash, end of the period	$50,146	$50,134

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$-	$11

Supplemental disclosure of cash paid for:
Income taxes	$96	$4
Interest	$3,885	$3,608

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$48,600	$49,346
Restricted cash	1,546	788
Total cash, cash equivalents, and restricted cash, end of the period	$50,146	$50,134

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

Side Hustle and Surveys:

Dave seeks to help Members improve their financial health by offering them opportunities to generate supplemental income through two channels: Side Hustle and Surveys. Through Side Hustle, our Members can quickly submit applications to leading employers, including Lyft, Instacart, and Walmart that can lead to increased income with flexible employment. Our Surveys product allows for additional earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. These channels drive engagement within the Dave ecosystem and deepen our relationship to our Members’ financial wellbeing.

Note 2 Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On January 4, 2023, the Board approved an amendment to the Company’s certificate of incorporation to complete a 1-for-32 reverse stock split effective January 5, 2023. At a special meeting held on December 13, 2022, stockholders approved the reverse stock split. The primary goal of the reverse stock split was to bring the Company’s stock price above the share bid price requirement for continued listing on Nasdaq. The effects of the reverse stock split have been reflected in the condensed consolidated financial statements and the footnotes.

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

Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Service based revenue, net
Processing fees, net	$49,595	$35,985	$94,191	$68,987
Tips	16,077	13,139	30,987	26,899
Subscriptions	5,850	5,412	11,794	11,031
Other	129	449	241	644
Transaction based revenue, net
Interchange revenue, net	4,742	4,093	9,484	8,083
ATM revenue, net	760	577	1,570	1,295
Other	2,964	1,580	5,480	3,224
Total operating revenues, net	$80,117	$61,235	$153,747	$120,163

Service Based Revenue, Net

Service based revenue, net primarily consists of optional tips, optional processing fees, and subscriptions charged to Members, net of processor costs associated with advance disbursements. Member advances are treated as financial receivables under ASC 310 Receivables (“ASC 310”) and processing fees, net and tips are also accounted for in accordance with ASC 310.

Processing Fees, Net:

Processing fees apply when a Member requests an expedited cash advance. At the Member’s election, the Company expedites the funding of advance funds within hours of the advance approval, as opposed to the customary two or three business days. Processing fees are accounted for as non-refundable loan origination fees and are recognized as revenues over the average expected contractual term of its advances.

Costs incurred by the Company to fund cash advances are treated as direct loan origination costs. These direct loan origination costs are netted against advance-related income over the average expected contractual term of its advances. Direct origination costs recognized as a reduction of advance-related income during the three and six months ended June 30, 2024 were $0.8 million and $1.5 million, respectively. During the three and six months ended June 30, 2023, the Company recognized direct origination costs as a reduction of advance-related income of $0.7 million and $2.0 million, respectively.

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

Subscription fees are received on a monthly basis from Members who subscribe to the Company’s application. The Company continually fulfills its obligation to each Member over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably as the Member receives and consumes the benefits of the platform throughout the monthly contract period.

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

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from Member’s usage out-of-network reduced by related ATM transaction costs during the three months and six months ended June 30, 2024, were $0.8 million and $1.6 million, respectively. ATM fees earned from Member’s usage out-of-network reduced by related ATM transaction costs during the three months and six months ended June 30, 2023, were $0.6 million and $1.3 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three months and six months ended June 30, 2024 were $0.5 million and $1.0 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three months and six months ended June 30, 2023 were $0.5 million and $0.8 million, respectively.

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

Investments

Investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as “available-for-sale” as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of investments is determined by quoted prices in active markets with unrealized gains and losses (other than credit related impairment) reported as a separate component of other comprehensive income. For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the consolidated statements of comprehensive loss. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pretax basis).

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

Allowance for Credit Losses

Member advances from contracts with Members as of the balance sheet dates are recorded at their original advance amounts, inclusive of outstanding processing fees and tips, and reduced by an allowance for expected credit losses. The Company pools its Member advances, all of which are short-term (average term of approximately 11 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent Member advances balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers’ payment behavior, it determined that its historical loss rates remain most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for expected credit losses upon the origination of the advance. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the consolidated statements of operations.

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

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the consolidated statements of operations. Capitalized costs for the three months and six months ended June 30, 2024, were $2.2 million and $3.8 million, respectively. Capitalized costs for the three months and six months ended June 30, 2023, were $2.1 million and $4.1 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member advances, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were $48.0 million at June 30, 2024 and $40.9 million at December 31, 2023, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

No Member individually exceeded 10% or more of the Company’s Member advances balances as of June 30, 2024 and December 31, 2023.

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

Performance-Based Restricted Stock Unit Awards:

Performance-based RSUs are valued on the grant date and the compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance metrics will be satisfied. The grant-date fair value of the awards are not subsequently remeasured, however, the Company reassesses the probability of vesting at each reporting period and records a cumulative adjustment to compensation expense based on the likelihood the performance metric will be achieved. These costs are a component of stock-based compensation expense, presented within compensation and benefits in the consolidated statements of operations. The Company recognizes forfeitures as they occur.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three months and six months ended June 30, 2024, were $10.7 million and $19.8 million, respectively, and are presented within advertising and marketing within the condensed consolidated statements of operations. Advertising costs for the three and six months ended June 30, 2023, were $15.0 million and $24.5 million, respectively.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $1.5 million and $1.3 million of uncertain tax positions as of June 30, 2024 and December 31, 2023, respectively, related to state income taxes and federal and state research tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.004 million and $0.002 million of interest expense and penalties as a component of income tax expense during the six months ended June 30, 2024 and 2023, respectively.

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

Net Income (Loss) Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of June 30, 2024. The rights, including the liquidation and dividend rights, of the holders of the Class A Common Stock and Class V Common Stock are identical, except with respect to voting.

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributed to common stockholders—basic and diluted	$6,358	$(22,618)	$40,601	$(36,643)

Denominator
Weighted-average shares of common stock—basic	12,416,524	11,884,473	12,318,365	11,850,151
Dilutive effect of stock options	281,982	-	251,119	-
Dilutive effect of RSU	845,142	-	863,977	-
Weighted-average shares of common stock—diluted	13,543,648	11,884,473	13,433,461	11,850,151

Net income (loss) per share
Basic	$0.51	$(1.90)	$3.30	$(3.09)
Diluted	$0.47	$(1.90)	$3.02	$(3.09)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2024	2023	2024	2023
Equity incentive awards	808,055	2,560,295	852,782	2,560,295
Convertible debt	-	312,500	-	312,500
Total	808,055	2,872,795	852,782	2,872,795

The Company also excluded 11,444,235 public and private warrants and 49,653 earnout shares that were potentially dilutive from the computation of diluted net income (loss) for the three and six month periods ended June 30, 2024 and 2023, respectively, as including them would have been antidilutive. Refer to Note 9 Warrant Liabilities and Note 13 Fair Value of Financial Instruments for further details.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company expects the adoption of the standard to result in additional segment footnote disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendments require enhanced disclosures in connection with an entity's effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and clarification on uncertain tax positions and related financial statement impacts. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its financial statements.

Recently Adopted Accounting Pronouncements:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. The Company adopted this ASU on January 1, 2023 and determined that ASU 2016-13 had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company has evaluated the effect that the updated standard had on its internal processes, condensed consolidated financial statements, and related disclosures, and has determined that the adoption did not have a significant impact on its condensed consolidated financial statements and related disclosures.

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	June 30, 2024	December 31, 2023
Marketable securities	$95	$952
Total	$95	$952

At June 30, 2024 and December 31, 2023, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At June 30, 2024, the investment portfolio had a weighted-average maturity of 12 days. At December 31, 2023, the investment portfolio had a weighted-average maturity of 40 days. The gain recognized in connection with the investment in marketable securities for the three and six months ended June 30, 2024 was $0.01 million and $0.08 million, respectively, and recorded as a component of interest income in the condensed consolidated statements of operations. The gain recognized in connection with the investment in marketable securities for the three and six months ended June 30, 2023 was $0.2 million and $0.3 million, respectively, and recorded as a component of interest income in the condensed consolidated statements of operations.

Note 4 Investments

Below is a summary of investments, which are measured at fair value as of June 30, 2024 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$10,360	$1	$(148)	$10,213
Government securities	29,073	230	(8)	29,295
Total	$39,433	$231	$(156)	$39,508

Below is a summary of investments, which are measured at fair value as of December 31, 2023 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$69,087	$670	$(345)	$69,412
Asset-backed securities	313	-	(1)	312
Government securities	43,177	338	(13)	43,502
Total	$112,577	$1,008	$(359)	$113,226

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024
Corporate bonds	$5,915	$(62)	$3,978	$(86)	$9,893	$(148)
Asset-backed securities	-	-	-	-	-	-
Government securities	3,810	(8)	-	-	3,810	(8)
Total	$9,725	$(70)	$3,978	$(86)	$13,703	$(156)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Corporate bonds	$9,271	$(50)	$14,989	$(295)	$24,261	$(345)
Asset-backed securities	-	-	274	(1)	274	(1)
Government securities	3,813	(13)	-	-	3,813	(13)
Total	$13,084	$(63)	$15,263	$(296)	$28,348	$(359)

The gain recorded in connection with the investments for the three and six months ended June 30, 2024, was $0.03 million and $0.9 million, respectively, and was recorded as a component of interest income in the condensed consolidated statements of operations. The gain recorded in connection with the investment for the three and six months ended June 30, 2023, was $0.2 million and $0.3 million, respectively. Accrued interest of $0.2 million and $1.2 million is included in investments within the condensed consolidated balance sheets for the periods ended June 30, 2024 and 2023, respectively.

Unrealized losses on the available-for-sale investment securities as of June 30, 2024 and December 31, 2023 are primarily the result of increases in interest rates as a significant portion of the investments were purchased prior to the Federal reserve commenced interest rate increases in 2022. The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$35,051	$35,210
Due after one year through five years	$4,382	$4,298
Total	$39,433	$39,508

Note 5 Member Advances, Net

Member advances, net, represent outstanding advances, tips, and processing fees, net of direct origination costs, less an allowance for credit losses.

Below is a detail of Member advances, net as of June 30, 2024 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$108,921	$(2,452)	$106,469
11-30	20,217	(3,980)	16,237
31-60	8,309	(5,317)	2,992
61-90	5,922	(4,624)	1,298
91-120	4,883	(4,120)	763
Total	$148,252	$(20,493)	$127,759

Below is a detail of member advances, net as of December 31, 2023 (in thousands):

Days From Origination	Gross Member Advances	Allowance for Credit Losses	Member Advances, Net
1-10	$98,553	$(2,676)	$95,877
11-30	16,442	(4,020)	12,422
31-60	7,038	(4,576)	2,462
61-90	5,719	(4,470)	1,249
91-120	5,404	(4,568)	836
Total	$133,156	$(20,310)	$112,846

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2024	$20,310
Plus: provision for credit losses	24,308
Plus: amounts recovered	5,778
Less: amounts written-off	(29,903)
Ending allowance balance at June 30, 2024	$20,493

Opening allowance balance at January 1, 2023	$24,501
Plus: provision for credit losses	27,878
Plus: amounts recovered	6,655
Less: amounts written-off	(39,283)
Ending allowance balance at June 30, 2023	$19,751

The provision for credit losses for the six months ended June 30, 2024 was lower compared to the six months ended June 30, 2023, due primarily to improved collections performance throughout period. The decrease in amounts written-off for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was also primarily a result of improved collections performance period over period.

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		June 30, 2024			December 31, 2023
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$25,368	$(11,535)	$13,833	$21,601	$(8,461)	$13,140
Domain name	15.0 Years	121	(59)	62	121	(55)	66
Intangible assets, net		$25,489	$(11,594)	$13,895	$21,722	$(8,516)	$13,206

The future estimated amortization expenses as of June 30, 2024, were as follows (in thousands):

2024	$2,912
2025	5,230
2026	3,791
2027	1,928
Thereafter	34
Total future amortization	$13,895

Amortization expense for the three and six months ended June 30, 2024 was $1.6 million and $3.1 million, respectively. Amortization expense for the three and six months ended June 30, 2023 was $1.1 million and $2.2 million, respectively. No impairment charges were recognized related to long-lived assets for the for the three and six months ended June 30, 2024 and 2023.

The Company did not incur any amortization expense related to any changes in useful life of its definite-lived intangible assets for the three and six months ended June 30, 2024. Amortization expense related to the change in useful life of a certain definite-lived intangible asset for the three and six months ended June 30, 2023, was $0.1 and $0.3 million, respectively.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued professional and program fees	$3,130	$4,208
Accrued compensation	2,451	3,605
Income taxes payable	656	-
Accrued charitable contributions	1,898	2,212
Accrued negative account balances	1,505	831
Sales tax payable	998	1,442
Other	588	328
Total	$11,226	$12,626

Accrued charitable contributions includes amounts the Company has pledged related to meal donations. The Company uses a portion of tips received to make a charitable cash donation to a third party who uses the funds to provide meals to those in need. For the three and six months ended June 30, 2024, the Company pledged approximately $1.0 million and $1.9 million related to charitable donations, respectively. For the three and six months ended June 30, 2023, the Company pledged approximately $0.7 million and $3.2 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other operating expenses in the condensed consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred transaction costs	$3,150	$3,150
Other	1,225	715
Total	$4,375	$3,865

Other current liabilities includes $3.2 million in deferred transaction costs associated with the transactions consummated on January 5, 2022 as contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 among VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Dave Inc., a Delaware corporation (“Legacy Dave”), and other entities (the “Business Combination”). These transaction costs were also capitalized and included within additional paid-in capital in the condensed consolidated balance sheets.

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

Note 9 Warrant Liabilities

As of June 30, 2024, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

As of June 30, 2024 and December 31, 2023, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

The Third Amendment was accounted for as a debt modification and, accordingly, the Company capitalized $0.4 million of financing costs which will be recognized within the statement of operations evenly through maturity date of the Debt Facility, no gain or loss was recognized. As of June 30, 2024, the Company was in compliance with all covenants.

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

On July 10, 2024, the parties in the Lopez matter reached a settlement agreement in mediation, which is subject to approval by the court. As of June 30, 2024, the Company had recorded a total reserve for legal settlements of $1.2 million, offset by an insurance receivable of $0.6 million.

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

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Operating lease cost	$173	$164
Short-term lease cost	-	8
Total lease cost	$173	$172

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Other information:
Cash paid for operating leases	$184	$175
Weighted-average remaining lease term - operating lease	2.62	2.43
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of June 30, 2024, were as follows (in thousands):

Year	Related-Party Commitment
2024 (remaining)	$184
2025	385
2026	78
Thereafter	152
Total minimum lease payments	$799
Less: imputed interest	(96)
Total lease liabilities	$703

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$95	$—	$—	$95
Investments	—	39,508	—	39,508
Total assets	$95	$39,508	$—	$39,603
Liabilities
Warrant liabilities - public warrants	$211	$—	$—	$211
Warrant liabilities - private warrants	—	—	197	197
Earnout liabilities	—	—	164	164
Total liabilities	$211	$—	$361	$572

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$952	$—	$—	$952
Investments	—	113,226	—	113,226
Total assets	$952	$113,226	$—	$114,178
Liabilities
Warrant liabilities - public warrants	$97	$—	$—	$97
Warrant liabilities - private warrants	—	—	105	105
Earnout liabilities	—	—	31	31
Total liabilities	$97	$—	$136	$233

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023.

The Company also has financial instruments not measured at fair value. The Company has evaluated cash (Level 1), restricted cash (Level 1), accounts payable (Level 2), accrued expenses (Level 2) and Member advances (Level 3) and believes the carrying value approximates the fair value due to the short-term nature of these balances. The fair value of the debt facility (Level 2) approximates its carrying value.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of June 30, 2024 and 2023.

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

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain/(loss) related to the change in fair value of the public warrant liability for the three and six months ended June 30, 2024, was $0.1 million and ($0.1) million, respectively, which is presented within changes in fair value of public warrant liability in the consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (in thousands):

Opening value at January 1, 2024	$97
Change in fair value during the period	114
Ending value at June 30, 2024	$211

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Class A Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain/(loss) related to the change in fair value of the private warrant liability for the three and six months ended June 30, 2024, was $0.1 million and ($0.1) million, respectively, which is presented within changes in fair value of private warrant liabilities in the consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2024	$105
Change in fair value during the period	92
Ending value at June 30, 2024	$197

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the three months ended June 30, 2024:

Exercise price	$368
Expected volatility	79.6%
Risk-free interest rate	4.61%
Remaining term	2.51 years
Dividend yield	0%

Earnout Shares Liability:

As part of the reverse recapitalization, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the closing date of the Business Combination (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain/ (loss) related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three and six months ended June 30, 2024, was 0.1 million and ($0.1)

million, respectively, which are presented within changes in fair value of earnout liabilities in the consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2024	$31
Change in fair value during the period	133
Ending value at June 30, 2024	$164

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the three months ended June 30, 2024:

Exercise price	$400-$480
Expected volatility	79.7%
Risk-free interest rate	4.6%
Remaining term	2.52 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

Note 14 Stockholders’ Equity

Preferred Stock

As of June 30, 2024, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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

Class A and Class V Common Stock

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock will at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of June 30, 2024, the Company had 11,149,290 and 1,514,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of June 30, 2024, the Company had 11,099,727 and 1,514,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized $7.7 million and $13.8 million of stock-based compensation expense arising from stock option and restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively. The Company recognized $6.6 million and $13.4 million of stock based compensation expense arising from stock option and restricted stock unit grants for the three and six months ended June 30, 2023, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2024	766,829	$14.10	6.3	$1,148
Granted	-	-
Exercised	(124,288)	$6.69
Forfeited	(5,376)	$6.55
Expired	(3,600)	$5.18
Options outstanding, June 30, 2024	633,565	$15.66	6.3	$9,273
Nonvested options, June 30, 2024	378,159	$22.27	6.7	$3,038
Vested and exercisable, June 30, 2024	255,406	$5.89	5.6	$6,235

At June 30, 2024, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $4.0 million, which is expected to be recognized over a weighted-average remaining period of 3 years.

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

The repricing on June 9, 2023 resulted in incremental stock-based compensation expense of $0.2 million, of which $0.1 million related to vested stock option awards was expensed on the repricing date. The remaining $0.1 million related to unvested stock option awards is being amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 1.3 years as of June 9, 2023.

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

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2024	1,726,639	$23.10
Granted	461,247	$32.15
Vested	(341,266)	$31.68
Forfeited	(434,801)	$10.21
Outstanding shares at June 30, 2024	1,411,819	$29.69

At June 30, 2024, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $37.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

During the quarter ended June 30, 2024, the Company's Board of Directors approved a modification to the price targets in the market conditions and the addition of performance conditions for 333,275 unvested RSUs. The modification of the unvested RSUs resulted in incremental stock-based compensation expense of $1.0 million, which will be expensed monthly over the derived service period. The weighted average modification-date fair value of the RSUs were $5.36 per award. The Company determined the fair value of the RSUs on the modification date using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, risk-free interest rate, and volatility. The derived service periods determined by the valuation range from approximately one year to approximately two years. The RSUs will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges will be expensed in the period in which the vesting conditions were met. As a result of the modification, the RSUs are now classified as performance-based RSUs and included in the activity table below.

The following table presents the key inputs and assumptions used to value the RSUs modified during the quarter ended June 30, 2024:

Remaining term	3.7 years
Risk-free interest rate	4.7%
Expected volatility	71.7%

Performance-Based Restricted Stock Units:

The Company grants performance-based RSUs to certain employees that are subject to the attainment of pre-established internal performance conditions. The actual number of shares subject to the award is determined at the end of the performance period and may range from 0% to 150% of the target shares granted depending upon the terms of the award.

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2024	-	$-
Granted	466,316	$13.50
Vested	-	$-
Forfeited	(3,663)	$5.54
Outstanding shares at June 30, 2024	462,653	$13.57

At June 30, 2024, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $6.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Note 16 Related-Party Transactions

Leasing Arrangements

During each of the three and six months ended June 30, 2024, the Company paid $0.1 million and $0.2 million, respectively, under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's current CEO), for general office space in Los Angeles, California. During the three and six months ended June 30, 2023, the Company paid $0.1 million and $0.2 million, respectively under the lease agreements with PCJW.

The following is a schedule of future minimum rental payments as of June 30, 2024 under Company’s sub-lease for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2024 (remaining)	$184
2025	385
2026	78
Thereafter	152
Total minimum lease payments	$799
Less: imputed interest	(96)
Total lease liabilities	$703

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC"), joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $2.0 million and $3.9 million for the three and six months ended June 30, 2024, respectively. For more information about the Debt Facility with VPC, refer to Note 10, Debt Facility.

Legal Services

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2023, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes related thereto which are included elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024 (the “Annual Report”) and in our subsequent Quarterly Reports on Form 10-Q.

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

We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to improve the financial system for the everyday person. Since inception and through the date of this report, nearly 15 million Members have registered on the Dave app and over 11 million Members have used at least one of our products and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.

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

Concentration

We currently rely on agreements with Evolve, our only bank partner, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. See Part II Item 1A, “Risk Factors” for additional information. Given the size and consistent growth of our Member base as well as how our product capabilities have been expanding, we are in the process of evaluating additional financial institutions with which we can partner.

Industry Trends/General Economic Conditions

We expect economic cycles to affect our business, financial performance, and financial condition. Macroeconomic conditions, including, but not limited to, rising interest rates, inflation, unemployment rates, and consumer sentiment may impact consumer spending behavior and consumer demand for financial products. Although the Company’s business operations have not been materially impacted as of the date of this report, our business, financial condition, results of operations and prospects may be adversely affected due to the ongoing nature of these macroeconomic factors. The recent rise in inflation and corresponding rise in interest rates has increased the costs of borrowing on our Debt Facility. Higher interest rates also often lead to higher payment obligations, which may reduce the ability of members to repay their advances and, therefore, lead to increased delinquencies, write-offs and decreased recoveries. We also believe that higher interest rates may increase demand for ExtraCash advances as consumers seek additional sources of liquidity to help them fund higher costs of living. Additionally, higher levels of unemployment could adversely impact members’ income levels and, hence, the ability of members to repay their advances which could lead to deterioration in credit performance. We believe that our underwriting engine is well positioned to evaluate credit risk in a higher unemployment environment as it analyzes bank account transaction data to assess, nearly in real-time, changes in members’ income, spending, savings, and employment status. We also believe that demand for ExtraCash advances may increase in periods of higher unemployment as consumers seek additional sources of liquidity to help them meet their financial obligations.

Key Components of Statements of Operations

Basis of presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying condensed consolidated financial statements of Dave included in this report.

Service based revenue, net

Service based revenue, net primarily consists of optional express processing fees, optional tips and subscriptions charged to Members, net of processor-related costs associated with advance disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners and revenue share from our surveys partner.

Transaction based revenue, net

Transaction based revenue, net primarily consists of interchange and ATM revenues from our Checking Product, net of interchange fees, ATM-related fees, and interest earned by Members, fees earned from funding and withdrawal-related transactions, and volume support from a certain co-branded agreement and deposit referral fees that are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained.

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

Compensation and Benefits

Compensation and benefits expenses represent the compensation, inclusive of stock-based compensation and benefits, that we provide to our employees and the payments we make to third-party contractors. While we have an in-house customer service function, we employ third-party contractors to conduct call center operations and manage routine customer service inquiries and support.

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

Other (income) expenses

Other (income) expenses consist of interest income, interest expense, gain on extinguishment of debt, changes in fair value of earnout liabilities and changes in fair value of warrant liabilities.

Provision (benefit) for income taxes

Provision (benefit) for income taxes consists of the federal and state corporate income taxes accrued on income resulting from the sale of our services.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Service based revenue, net
Processing fees, net	$49,595	$35,985	$13,610	38%
Tips	16,077	13,139	2,938	22%
Subscriptions	5,850	5,412	438	8%
Other	129	449	(320)	-71%
Transaction based revenue, net	8,466	6,250	2,216	35%
Total	$80,117	$61,235	$18,882	31%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the three months ended June 30, 2024 were $49.6 million, an increase of $13.6 million, or 38%, from $36.0 million for the three months ended June 30, 2023. The increase was primarily attributable to an 18% increase in monthly transacting Members period over period, increases in total advance volume from approximately $866.9 million to approximately $1,186.2 million period over period and average advance amounts that increased from $156 to $166 as of the three months ended June 30, 2023 and 2024, respectively. The average processing fees Members paid to expedite these advances increased slightly due to the aforementioned factors above, while the percentage of Members that chose to pay a processing fee to expedite an advance decreased slightly for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, respectively. Prospectively, we expect processing fees to increase as expedited advance volume and average expedited advance sizes increase, however, processing fees have not always trended ratably. Prior to the implementation of percentage-based processing fees in late 2023, processing fees did not scale ratably with expedited advance disbursement sizes.

Tips

Tips for the three months ended June 30, 2024 were $16.1 million, an increase of $2.9 million, or 22%, from $13.1 million for the three months ended June 30, 2023. The increase was primarily attributable to higher tips from Members relating to increases in total advance volume from approximately $866.9 million to approximately $1,186.2 million year over year and average advance amounts increased from $156 to $166 for the three months ended June 30, 2023 and 2024, respectively. The average tip Members chose to leave increased modestly while the percentage of Members that chose to leave a tip decreased modestly for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, respectively. Tip amounts may not always trend ratably as tips can vary depending on the total amount of the advance, amount of tips Members choose to leave and the percentage of Members who leave a tip.

Subscriptions

Subscriptions for the three months ended June 30, 2024 were $5.9 million, an increase of $0.5 million, or 8%, from $5.4 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase in paying Members on our platform.

Transaction based revenue, net—Transaction based revenue, net for the three months ended June 30, 2024 were $8.5 million, an increase of $2.2 million, or 35%, from $6.3 million for the three months ended June 30, 2024. The increase was primarily attributable to interchange revenue earned from the growth in Members engaging with our Checking Product and card spend of $388.4 million for the three months ended June 30, 2024, an increase of 29%, from $301.3 million for the three months ended June 30, 2023 and increases in fees earned from Members' funding and withdrawal-related transactions, offset by $0.4 million in interest due to Members for the three months ended June 30, 2024.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Provision for credit losses	$14,365	$15,925	$(1,560)	-10%
Processing and servicing costs	7,794	7,232	562	8%
Advertising and marketing	10,743	14,985	(4,242)	-28%
Compensation and benefits	24,515	23,932	583	2%
Other operating expenses	17,031	20,078	(3,047)	-15%
Total	$74,448	$82,152	$(7,704)	-9%

Provision for credit losses—The provision for credit losses totaled $14.4 million for the three months ended June 30, 2024, compared to $15.9 million for the three months ended June 30, 2023. The decrease of $1.6 million, or 10%, was primarily attributable to a decrease in provision expense of $2.3 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, offset by an increase in provision expense of $0.8 million related to Member advances aged 120 days and under.

The decrease in provision expense of $2.3 million related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to improved collections performance due primarily to underwriting modifications related to advance eligibility requirements, advance stability, new Member conversion and risk detection, despite increases in transacting Members, average advance amounts from $156 to $166 and total advance volume from $866.9 million to approximately $1,186.2 million for the three months ended June 30, 2023 and 2024, respectively. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The increase in provision expense of $0.8 million related to Member advances aged 120 days and under was primarily attributed to a 36.8% increase in advance volume during the period ended June 30, 2024 compared to the period ended June 30, 2023 with a corresponding increase in amounts outstanding as of the three months ended June 30, 2024 as compared to June 30, 2023. This resulted in an increase to the allowance for credit losses and corresponding increase in provision expense during the three months ended June 30, 2024 as compared to June 30, 2023. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.

Historical loss and collections rates utilized in the calculation of the provision for credit losses improved slightly when compared to historical rates due to continued improvement in historical collections performance. Any changes to our historical loss and collections experience directly affect the historical loss rates utilized in the calculation of the allowance for uncollectible advances. The changes in the allowance for credit losses, period over period, have a direct impact on the provision for credit losses.

For information on the aging of Member advances and a roll-forward of the allowance for credit losses, refer to the tables in Note 5 Member Advances, Net in the accompanying consolidated financial statements of Dave included in this report.

Processing and service costs—Processing and servicing costs totaled $7.8 million for the three months ended June 30, 2024, compared to $7.2 million for the three months ended June 30, 2023. The increase of $0.6 million, or 8%, was primarily driven by increases in advance volume from $866.9 million to approximately $1,186.2 million, offset by, continued technology enhancements made to our ExtraCash payments structure along with discounts and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $10.7 million for the three months ended June 30, 2024, compared to $15.0 million for the three months ended June 30, 2023. The decrease of $4.3 million, or 28%, was primarily attributable to a more targeted, conversion-focused spend approach on our advertising campaigns, production and promotions across various social media platforms and television. Additionally, channel and creative optimization, long-tail marketing investments made during the second quarter of 2023 and ongoing improvements to our measurement and reporting infrastructure allowed us to invest more intelligently across our marketing mix.

Compensation and benefits—Compensation and benefits expenses totaled $24.5 million for the three months ended June 30, 2024, compared to $23.9 million for the three months ended June 30, 2023. The increase of $0.6 million, or 2%, was primarily attributable to the following:

•
an increase in stock-based compensation of $1.1 million, primarily due to larger restricted stock units granted to employees during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and additional stock-based compensation expense related to a modification of price targets in the market vesting conditions for unvested RSUs, offset by a reduction in stock-based compensation expense related to stock options granted in prior years that have fully vested; offset by
•
a decrease in payroll related costs of $0.3 million, primarily due to a reduction in headcount and an increase in salaries capitalized related to internally developed software; and
•
a decrease in contractor and consulting fees of $0.2 million due to the reduction in external support for IT security, finance, marketing, design and customer service resources.

Other operating expenses—Other operating expenses totaled $17.0 million for the three months ended June 30, 2024, compared to $20.1 million for the three months ended June 30, 2023. The decrease of $3.1 million, or 15%, was primarily attributable to the following:

•
a decrease in legal expenses of $4.4 million, primarily due to lower settlement costs and outside counsel services during the period;
•
a decrease in insurance related costs of $0.3 million, primarily related to lower director and officer, general liability and cyber insurance premiums;
•
a decrease in various general and administrative expenses of $0.3 million, primarily due to cost cutting measures enacted across the company; offset by
•
an increase in expenses related to our Checking Product of $0.9 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed;
•
an increase in depreciation and amortization of $0.6 million, primarily due to increased amortization of other internally capitalized project costs and depreciation related to leasehold improvements and equipment purchases; and
•
an increase in technology and infrastructure expenses of $0.3 million, primarily due to increased costs to support the growth of our business and development of new products and features.

Other (income) expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$(537)	$(1,485)	$948	-64%
Interest expense	1,965	3,027	(1,062)	-35%
Changes in fair value of earnout liabilities	(63)	(12)	(51)	425%
Changes in fair value of public and private warrant liabilities	(272)	164	(436)	-266%
Total	$1,093	$1,694	$(601)	-35%

Interest income— Interest income totaled $0.5 million for the three months ended June 30, 2024, compared to $1.5 million for three months ended June 30, 2023. The decrease of $1.0 million, or 64%, was primarily attributable to lower sales of investments during the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023.

Interest expense— Interest expense totaled $2.0 million for the three months ended June 30, 2024, compared to $3.0 million for the three months ended June 30, 2023. The decrease of $1.1 million, or 35%, was primarily attributable to a reduction of interest expense related to the repurchase of the convertible note with FTX Ventures Ltd. in January 2024.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled a gain of $0.06 million for the three months ended June 30, 2024, compared to a gain of $0.01 million for the three months ended June 30, 2023. The increase of $0.05 million, or 425%, period over period was primarily attributable to fair value adjustments associated with our earnout shares liability due to decreases in our underlying Class A Common Stock price over the last three months.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled a gain of $0.3 million for the three months ended June 30, 2024, compared to an expense of $0.2 million for the three months ended June 30, 2023. The decrease of $0.4 million, or 266%, was primarily attributable to fair value adjustments associated with our public and private warrant liabilities due to decreases in our underlying Class A Common Stock price over the last three months.

Provision (benefit) for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Provision (benefit) for income taxes	(1,782)	7	(1,789)	-25557%
Total	$(1,782)	$7	$(1,789)	-25557%

Provision (benefit) for income taxes for the three months ended June 30, 2024 decreased by approximately $1.8 million compared to the three months ended June 30, 2023. The Company reported income for the three months ended June 30, 2024; however, a decrease in the 2024 estimated annual effective tax rate during the second quarter resulted in a decrease in income tax expense. The Company reported losses for the three months ended June 30, 2023 resulting in state minimum taxes but no income tax benefit on the losses due to the Company’s valuation allowance.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

Operating revenues

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Service based revenue, net
Processing fees, net	$94,191	$68,987	$25,204	37%
Tips	30,987	26,899	4,088	15%
Subscriptions	11,793	11,031	762	7%
Other	242	644	(402)	-62%
Transaction based revenue, net	16,534	12,602	3,932	31%
Total	$153,747	$120,163	$33,584	28%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with advance disbursements, for the six months ended June 30, 2024 were $94.2 million, an increase of $25.2 million, or 37%, from $69.0 million for the six months ended June 30, 2023. The increase was primarily attributable to a 16% increase in monthly transacting Members period over period, increases in total advance volume from approximately $1,665.3 million to approximately $2,236.7 million period over period and average advance amounts that increased from $155 to $163 as of the six months ended June 30, 2023 and 2024, respectively. The average processing fees Members paid to expedite these advances increased slightly due to the aforementioned factors above while the percentage of Members that chose to pay a processing fee to expedite an advance remained flat for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, respectively. Prospectively, we expect processing fees to increase as expedited advance volume and average expedited advance sizes increase, however, processing fees have not always trended ratably. Prior to the implementation of percentage-based processing fees in late 2023, processing fees did not scale ratably with expedited advance disbursement sizes.

Tips

Tips for the six months ended June 30, 2024 were $31.0 million, an increase of $4.1 million, or 15%, from $26.9 million for the six months ended June 30, 2023. The increase was primarily attributable to higher tips from Members relating to increases in total advance volume from approximately $1,665.3 million to approximately $2,236.7 million period over period and average advance amounts increased from $155 to $163 for the six months ended June 30, 2023 and 2024, respectively. The average tip Members chose to leave increased slightly while the percentage of Members that chose to leave a tip decreased modestly for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, respectively. Tip amounts may not always trend ratably as tips can vary depending on the total amount of the advance, the amount of tips Members choose to leave and the percentage of Members who leave a tip.

Subscriptions

Subscriptions for the six months ended June 30, 2024 were $11.8 million, an increase of $0.8 million, or 7%, from $11.0 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in paying Members on our platform.

Transaction based revenue, net—Transaction based revenue, net for the six months ended June 30, 2024 were $16.5 million, an increase of $3.9 million, or 31%, from $12.6 million for the six months ended June 30, 2024. The increase was primarily attributable to interchange revenue earned from the growth in Members engaging with our Checking Product and card spend of $782.6 million for the six months ended June 30, 2024, an increase of 32%, from $594.8 million for the six months ended June 30, 2023 and increases in fees earned from Members' funding and withdrawal-related transactions, offset by $0.8 million in interest due to Members during the six months ended June 30, 2024.

Operating expenses

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Provision for credit losses	$24,308	$27,878	$(3,570)	-13%
Processing and servicing costs	15,517	14,350	1,167	8%
Advertising and marketing	19,840	24,456	(4,616)	-19%
Compensation and benefits	49,067	48,299	768	2%
Other operating expenses	33,947	38,579	(4,632)	-12%
Total	$142,679	$153,562	$(10,883)	-7%

Provision for credit losses—The provision for credit losses totaled $24.3 million for the six months ended June 30, 2024, compared to $27.9 million for the six months ended June 30, 2023. The decrease of $3.6 million, or 13%, was primarily attributable to a decrease in provision expense of $8.5 million related to Member advances aged over 120 days and those that have become uncollectible based on information available to us, offset by an increase in provision expense of $4.9 million related to Member advances aged 120 days and under.

The decrease in provision expense of $8.5 million related to Member advances aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to improved collections performance due primarily to underwriting modifications related to advance eligibility requirements, advance stability, new Member conversion and risk detection, despite increases in transacting Members, average advance amounts from $155 to $163 and total advance volume from $1,665.3 million to $2,236.7 million for the six months ended June 30, 2023 and 2024, respectively. All impaired advances deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The increase in provision expense of $4.9 million related to Member advances aged 120 days and under was primarily attributed to a 34.3% increase in advance volume during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 with a corresponding increase in amounts outstanding as of the six months ended June 30, 2024 as compared to June 30, 2023. This resulted in an increase to the allowance for credit losses and corresponding increase in provision expense during the six months ended June 30, 2024 as compared to June 30, 2023. We anticipate volatility in Member advances outstanding each period as they are directly correlated with the timing and volume of Member advance activity during the last 120 days prior to the end of the period.

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

Processing and service costs—Processing and servicing costs totaled $15.5 million for the six months ended June 30, 2024, compared to $14.4 million for the six months ended June 30, 2023. The increase of $1.2 million, or 8%, was primarily driven by increases in advance volume from $1,665.3 million to $2,236.7 million, offset by, technology enhancements made to our ExtraCash payments structure along with discounts and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $19.8 million for the six months ended June 30, 2024, compared to $24.5 million for the six months ended June 30, 2023. The decrease of $4.7 million, or 19%, was primarily attributable to a more targeted, conversion-focused spend approach on our advertising campaigns, production and promotions across various social media platforms and television. Additionally, channel and creative optimization, long-tail marketing investments made during the second quarter of 2023 and ongoing improvements to our measurement and reporting infrastructure allowed us to invest more intelligently across our marketing mix.

Compensation and benefits—Compensation and benefits expenses totaled $49.1 million for the six months ended June 30, 2024, compared to $48.3 million for the six months ended June 30, 2023. The increase of $0.8 million, or 2.0%, was primarily attributable to the following:

•
an increase in payroll and related costs of $1.1 million, primarily related to performance bonuses;
•
an increase in stock-based compensation of $0.4 million, primarily due to additional stock-based compensation expense related to a modification of price targets in the market vesting conditions for unvested RSUs and larger amounts of restricted stock units granted during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, offset by a reduction in stock-based compensation expense related to stock options granted in prior years that have fully vested; offset by
•
a decrease in contractor and consulting fees of $0.7 million due to the reduction in external support for IT security, finance, marketing, design and customer service resources.

Other operating expenses—Other operating expenses totaled $33.9 million for the six months ended June 30, 2024, compared to $38.6 million for the six months ended June 30, 2023. The decrease of $4.7 million, or 12%, was primarily attributable to the following:

•
a decrease in legal expenses of $4.4 million, primarily due to lower settlement costs and outside counsel services during the period;
•
a decrease in charitable contribution expenses of $1.3 million, primarily due to amounts pledged to charitable meal donations related to Members' tips;
•
a decrease in various general and administrative expenses of $0.9 million, primarily due to cost cutting measures enacted across the company; offset by
•
an increase in depreciation and amortization of $1.0 million, primarily due to increased amortization of other internally capitalized project costs and depreciation related to leasehold improvements and equipment purchases; and
•
an increase in expenses related to our Checking Product of $0.8 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed.

Other (income) expense

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$(2,032)	$(2,677)	$645	-24%
Interest expense	4,182	5,925	(1,743)	-29%
Gain on extinguishment of convertible debt	(33,442)	-	(33,442)	-100%
Changes in fair value of earnout liabilities	133	(37)	170	-459%
Changes in fair value of public and private warrant liabilities	205	18	187	1039%
Total	$(30,954)	$3,229	$(34,183)	-1059%

Interest income— Interest income totaled $2.0 million for the six months ended June 30, 2024, compared to $2.7 million for six months ended June 30, 2023. The decrease of $0.6 million, or 24%, was primarily attributable to lower sales of investments during the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023.

Interest expense— Interest expense totaled $4.2 million for the six months ended June 30, 2024, compared to $5.9 million for the six months ended June 30, 2023. The decrease of $1.7 million, or 29%, was primarily attributable to a reduction of interest expense related to the repurchase of the convertible note with FTX Ventures Ltd. in January 2024.

Gain on extinguishment of convertible debt— The gain on extinguishment of convertible debt totaled $33.4 million for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. The increase was primarily attributable to the repurchase of the $105.7 million outstanding balance of the convertible note with FTX Ventures Ltd. for $71.0 million during January of 2024. The gain was reduced by unamortized debt issuance costs of $0.03 million at the extinguishment date and third-party costs totaling $1.3 million in conjunction with the settlement of the convertible note.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled an expense of $0.1 million for the six months ended June 30, 2024, compared to a gain of $0.04 million for the six months ended June 30, 2023. The increase of $0.2 million, or 459%, was primarily attributable to fair value adjustments associated with our earnout shares liability due to increases in our underlying Class A Common Stock price as of the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled an expense of $0.2 million for the six months ended June 30, 2024, compared to a gain of $0.02 million for the six months ended June 30, 2023. The increase of $0.2 million, or 1039%, was primarily attributable to fair value adjustments associated with our public and private warrant liabilities due to increases in our underlying Class A Common Stock price for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Provision for income taxes

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2024	2023	2024/2023	2024/2023
Provision for income taxes	1,421	15	1,406	9373%
Total	$1,421	$15	$1,406	9373%

Provision for income taxes for the six months ended June 30, 2024 increased by approximately $1.4 million compared to the six months ended June 30, 2023. This increase was primarily due to a significant increase in income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, including a discrete gain on extinguishment of convertible debt of $33.4 million.

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

Adjusted EBITDA

“Adjusted EBITDA” is defined as net income (loss) adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation and other discretionary items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate Adjusted EBITDA in the same fashion.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended
(in thousands)	June 30,
	2024	2023
Net income (loss)	$6,358	$(22,618)
Interest expense, net	1,428	1,542
Provision (benefit) for income taxes	(1,782)	7
Depreciation and amortization	1,782	1,204
Stock-based compensation	7,706	6,632
Changes in fair value of earnout liabilities	(63)	(12)
Changes in fair value of public and private warrant liabilities	(272)	164
Adjusted EBITDA	$15,157	$(13,081)

	For the Six Months Ended
(in thousands)	June 30,
	2024	2023
Net income (loss)	$40,601	$(36,643)
Interest expense, net	2,150	3,248
Provision for income taxes	1,421	15
Depreciation and amortization	3,432	2,386
Stock-based compensation	13,836	13,406
Gain on extinguishment of convertible debt	(33,442)	-
Changes in fair value of earnout liabilities	133	(37)
Changes in fair value of public and private warrant liabilities	205	18
Adjusted EBITDA	$28,336	$(17,607)

Liquidity and Capital Resources

In the past, we have financed our operations primarily from cash receipts from service and transaction based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. As of June 30, 2024 and December 31, 2023, our cash and cash equivalents, marketable securities, investments and restricted cash balance was $89.7 million and $157.3 million, respectively.

As an early-stage company, the expenses we have incurred since inception are consistent with our strategy and approach to capital allocation. Although we have recently begun to generate net income, we may incur net losses in the future in accordance with our operating plan as we continue to expand and improve upon our financial platform.

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

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of approximately 1.5 to 4.3 years as of June 30, 2024, and we had a total lease liability of $0.7 million. See Note 12, Leases in the notes to our condensed consolidated financial statements for additional information regarding our lease liabilities as of June 30, 2024.

In the near term, we expect to continue to generate ExtraCash originations relying primarily on our balance sheet cash and Debt Facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. At June 30, 2024, $75.0 million of term loans under the Debt Facility were outstanding. See Note 10, Debt Facility in the notes to our condensed consolidated financial statements in this report.

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

Cash Flows Summary

(in thousands)	For the Six Months Ended June 30,
Total cash provided by (used in):	2024	2023
Operating activities	$46,391	$2,752
Investing activities	31,607	23,716
Financing activities	(70,930)	(11)
Net increase in cash and cash equivalents and restricted cash	$7,068	$26,457

Cash Flows From Operating Activities

During the six months ended June 30, 2024, net cash provided by operating activities increased compared to the six months ended June 30, 2023 due to increases in operating revenues and a reduction in operating expenses across the organization. Net cash provided by operating activities for the six months ended June 30, 2024 included net income of $40.6 million, and excluding non-cash impacts, included increase in accounts payable of $3.8 million, an increase in other non-current liabilities of $2.9 million, an increase in other current liabilities of $0.5 million, and a decrease in prepaid income taxes of $0.1 million. These changes were offset primarily by an increase in prepaid expenses and other current assets of $5.6 million, a decrease in a legal settlement accrual of $2.1 million, a decrease in accrued expenses of $1.9 million and an increase in Member advances, service based revenue of $0.6 million.

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

Cash Flows From Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $31.6 million. This included the sale and maturity of investments of $121.8 million and sale of marketable securities of $60.0 million, offset by purchases of marketable securities of $59.2 million, purchases of investments of $48.5 million, net disbursements and collections of Member advances of $38.7 million, and payments related to internally developed software costs of $3.8 million.

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

Cash Flows From Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $70.9 million, which consisted of the $71.8 million paydown of the FTX Ventures Ltd. convertible note and associated costs, offset by $0.8 million received for stock option exercises.

During the six months ended June 30, 2023, net cash used in financing activities was $11 thousand, which primarily consisted of payments for fractional shares that resulted from a reverse stock split.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the following:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. For further details, please refer to Note 2 in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included in this Form 10-Q.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $1.5 million and $1.0 million of uncertain tax positions as of June 30, 2024 and 2023, respectively, related to state income taxes and federal and state R&D tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at June 30, 2024 and December 31, 2023. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying condensed consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended June 30, 2024 and 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors.

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in in our Annual Report for the year ended December 31, 2023 filed with the SEC on March 5, 2024, other than as noted below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We currently rely on a single bank partner, and If our present or any future key banking relationships are terminated and we are not able to secure or successfully migrate client portfolios to a new bank partner or partners, or our bank partner becomes subject to regulatory restrictions or other operational disruptions, our business would be adversely affected.

We currently rely on agreements with Evolve, our only bank partner, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. These agreements and corresponding regulations governing banks and financial institutions may give Evolve substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for Members and require us to comply with certain legal requirements. Evolve discretionary actions under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations.In addition, any disruptions or restrictions on Evolve’s operations could have an adverse effect on our business, financial condition and results of operations. For example, in May 2024, Evolve experienced a cybersecurity incident that resulted in the leak of certain customer information, including information of some of our Members. If our relationship with Evolve is terminated or Evolve becomes unable to provide the necessary services to us, we would need to find another financial institution to provide those services, which could be difficult and expensive. If we are unable to find a replacement financial institution to provide the services we receive from Evolve, we would not be able to offer ExtraCash advances, service our deposit accounts, debit cards and other services, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with using Evolve materially change or if any penalty or claim for damages is imposed as a result of our breach of our agreements with Evolve.

In addition, state and federal agencies have broad discretion in their interpretation of laws and requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. The uncertainty of the federal and state regulatory environments around bank partnership programs means that our efforts to launch products and services through bank partners may not ultimately be successful, or may be restricted or challenged by legislation or regulatory action. If the legal structure underlying our relationship with Evolve were to be successfully challenged or otherwise restricted, we would need to find an alternative bank relationship. Furthermore, Evolve or any other future bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which, even if unrelated to our business, could impose restrictions on the bank partner’s ability to continue to extend credit on current terms or offer services that are required for certain of our products. For example, in June 2024, the Federal Reserve Board issued a cease and desist order against Evolve for alleged deficiencies in its anti-money laundering, risk management and consumer compliance programs. Federal or state regulators may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny and otherwise increase our regulatory requirements, or may adversely affect our ability to expand our business.

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

These cybersecurity challenges, including threats to our own IT infrastructure or those of third-party providers, may take a variety of forms ranging from stolen bank accounts, business email compromise, user fraud, account takeover, check fraud or cybersecurity attacks, such as ransomware, unauthorized encryption, denial-of-service attacks, social engineering, unauthorized access, spam or other attacks, to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause service interruptions and compromised data. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. Our information technology and infrastructure, as well as those of our third-party service providers, have experienced breaches and may be subject or vulnerable in the future to breaches or attacks. For example, a third-party breach resulted in improper disclosure of certain of our Members’ information, and any future improper disclosure of our own confidential business information or the information of our Members could materially and adversely affect our business. A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or Members, prevent us from obtaining new partners and Members, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including from governmental or regulatory investigations, class action litigation and other lawsuits. If sensitive information is lost or improperly disclosed through a data breach or otherwise or threatened to be disclosed, we could experience a loss of confidence by our partners and Members in the security of our systems, products and services and prevent us from obtaining new partners and Members, and we could incur significant costs to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability and penalties, including from governmental or regulatory investigations, class action litigation and other lawsuits, all of which could adversely affect our reputation and our operating results. Any actual or perceived security breach at a company providing services to us or our Members could have similar effects.

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

In May 2020, an unauthorized third party attempted to gain access to Dave Member accounts and was able to access Member profiles and Members’ partial or incomplete bank account information. We did not uncover any evidence that the attacker was able to take any actions with respect to the data, other than gaining read access to it, nor do we believe any unauthorized transactions were made or advances requested on the Dave system. We provided notice to relevant parties as required under applicable law and agreements and took steps to set up alerts to detect abnormal request volumes and introduced rate limiting at the IP address level. In addition, in June 2020, we were notified of an unauthorized third party breach of our Dave database. The third party was able to access to Dave’s system by breaching the system of one of Dave’s third party service providers. The attacker was able to download a large data set, including encrypted social security numbers for some Members; however, there was no evidence that unauthorized transactions were made or advances requested on the Dave system, nor do we believe that the third party gained access to decryption keys or was otherwise able to decrypt encrypted information. The May 2020 and June 2020 incidents are collectively referred to herein as the "2020 Incidents." We took remedial measures, including the engagement of an outside security consultant to monitor for ongoing dark web activity and to conduct a security audit and incident investigation, and notified relevant parties as required under applicable law and agreements. As a result of the 2020 Incidents, we are in the process of settling a purported class action in California for approximately $3.1 million and we settled individual claims outside of California for approximately $4.4 million. See Item 1. Legal Proceedings. In addition, in 2024, one of our third-party service providers experienced a data breach that resulted in improper disclosure of certain of our Members’ information. As we have increased our Member base and our brand has become more widely known and recognized, third parties may continue to seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our Members’ data.

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

In addition, we are also subject to consumer litigation, including putative consumer class actions which allege that we violate federal and/or state laws regulating the financial services industry. For example, in July 2022, a purported class action Lopez v. Dave, Inc. was filed in the U.S. District Court for the Northern District of California alleging violations of California consumer protection laws and state and federal lending laws, among other things, and we settled this matter in July 2024. In December 2022, a purported class action Golubiewski and Checchia v. Dave, Inc. was filed in the U.S. District Court for the Middle District of Pennsylvania alleging similar violations under Pennsylvania state and federal laws. We are actively litigating this matter and cannot estimate the likely outcome at this time.

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

In addition, regulators are interpreting existing laws, regulations and rules in new and different ways as they attempt to apply them to novel products and business models such as ours. The regulatory landscape in which we operate continues to evolve, and the CFPB has issued several interpretive statements and guidance that could impact our business practices. For example, in July 2024, the CFPB proposed interpretive rule on paycheck advance and earned wage access, a model which Dave was originally founded on but transitioned away from beginning in 2022. If the CFPB determines that our current business model and practices fall within the scope of the proposed interpretive rule, we could be subject to additional regulatory requirements and scrutiny. Moreover, "True lender" challenges of bank partnership arrangements for credit products (such as the arrangement for ExtraCash) are being raised at the federal and state levels, and banking as a service arrangements (such as the arrangements for our deposit accounts) are subject to heightened scrutiny. Changes in the laws, regulations and enforcement priorities applicable to our business, or changes in the way existing laws and regulations are interpreted and applied to us, could have a material impact on our business model, operations and financial position. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions or render them unprofitable and/or impractical to continue.

The application of traditional federal and state consumer protection statutes and related regulations to innovative products offered by financial technology companies such as us is often uncertain, evolving and unsettled. To the extent that our products are deemed to be subject to any such laws, we could be subject to additional compliance obligations, including state licensing requirements, disclosure requirements and usury or fee limitations, among other things. Application of such requirements and restrictions to our products and services could require us to make significant changes to our business practices (which may increase our operating expenses and/or decrease revenue) and, in the event of retroactive application of such laws, subject us to litigation or enforcement actions that could result in the payment of damages, restitution, monetary penalties, injunctive restrictions, or other sanctions, as well as unenforceability of the advances facilitated through our platform, any of which could have a material adverse effect on our business, financial position, and results of operations.

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

Due to our bank partnership model, we are and will continue to be subject to third-party risk management obligations, our business model may need to be substantially altered and we may not be able to continue to operate our business as it is currently operated.

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

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activities regarding consumer finance transactions. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of certain consumer financial licensing laws to our platform and the related activities it performs is not always clear, and regulatory agencies may not agree with our determinations on the applicability of such laws to us. In addition, state licensing requirements may evolve over time, including, in particular, recent trends in legislation seeking to impose licensing requirements and regulation of parties engaged in business to consumer advance products such as ExtraCash. For example, in 2023, the banking regulators in Connecticut and Maryland issued guidance (and in the case of Maryland, a regulatory change) (collectively, “State Regulatory Changes”) indicating that traditional “earned wage access” products would, under certain circumstances, be considered small loans under the state lending laws, and that optional fees and tips, under certain circumstances, would be finance charges for purposes of calculating the interest rate under the state’s applicable usury limit. These State Regulatory Changes would subject those covered by them to licensure and limitations or prohibitions on certain charges. Although we do not believe that our ExtraCash overdraft product offered through Evolve is covered by the State Regulatory Changes, we have recently received separate inquiries from the Connecticut and Maryland banking regulators as to whether the ExtraCash product is subject to the State Regulatory Changes, as well as a subpoena from the Maryland Attorney General requesting information regarding any earned wage access and related products that we offer in the state of Maryland. Although we believe that our practices and products offered at all times in Maryland and Connecticut have been in compliance with applicable law, the defense or resolution of these matters could involve significant monetary costs or penalties and have a significant impact on our financial results and operations.

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

Dated: August 6, 2024	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: August 6, 2024	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer