Form 10-Q
period 2024-09-30
Dave Inc./DE
filed 2024-11-12
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024 there were 11,242,888 shares of Class A common stock, $0.0001 par value, and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

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
•
the ability of Dave to manage risks associated with providing ExtraCash;
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
•
investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings, including with respect to the Federal Trade Commission (“FTC”);
•
the ability to maintain the listing of Dave Class A Common Stock on The Nasdaq Stock Market;
•
the possibility that Dave may be adversely affected by other economic factors, including rising interest rates, and business, and/or competitive factors; and

•
other risks and uncertainties described in this Form 10-Q, including those described under Part II Item 1A, “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	As of September 30, 2024	As of December 31,
	(unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$35,059	$41,759
Marketable securities	96	952
ExtraCash receivables, net of allowance for credit losses of $21,133 and $20,310 as of September 30, 2024 and December 31, 2023, respectively	165,533	112,846
Investments	39,996	113,226
Prepaid income taxes	-	148
Prepaid expenses and other current assets	13,986	7,955
Total current assets	254,670	276,886
Property and equipment, net	810	1,118
Lease right-of-use assets (related-party of $580 and $773 as of September 30, 2024 and December 31, 2023, respectively)	580	773
Intangible assets, net	14,017	13,206
Debt facility commitment fee, long-term	204	318
Restricted cash	1,546	1,319
Other non-current assets	415	403
Total assets	$272,242	$294,023
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$8,840	$5,485
Accrued expenses	17,111	12,626
Lease liabilities, short-term (related-party of $337 and $298 as of September 30, 2024 and December 31, 2023, respectively)	337	298
Legal settlement accrual	7,172	3,330
Other current liabilities	3,956	3,865
Total current liabilities	37,416	25,604
Lease liabilities, long-term (related-party of $295 and $543 as of September 30, 2024 and December 31, 2023, respectively)	295	543
Debt facility, long-term	75,000	75,000
Convertible debt, long-term	-	105,451
Warrant and earnout liabilities	758	233
Other non-current liabilities	2,958	129
Total liabilities	$116,427	$206,960
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 11,242,338 and 10,683,736 shares issued at September 30, 2024 and December 31, 2023, respectively; 11,192,775 and 10,634,173 shares outstanding at September 30, 2024 and December 31, 2023.	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively;	-	-
Additional paid-in capital	324,821	296,733
Accumulated other comprehensive gain	246	649
Accumulated deficit	(169,253)	(210,320)
Total stockholders’ equity	$155,815	$87,063
Total liabilities, and stockholders’ equity	$272,242	$294,023

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

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$30,420	$37,684
Investments	18,948	21,264
ExtraCash receivables, net of allowance for credit losses	127,360	95,812
Debt facility commitment fee, current	151	139
Debt facility commitment fee, long-term	204	318
Total assets	$177,083	$155,217
Liabilities
Accounts payable	617	661
Long-term debt facility	75,000	75,000
Total liabilities	$75,617	$75,661

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating revenues:
Service based revenue, net	$83,390	$59,179	$220,603	$166,740
Transaction based revenue, net	9,099	6,632	25,633	$19,234
Total operating revenues, net	92,489	65,811	246,236	185,974
Operating expenses:
Provision for credit losses	13,680	15,983	37,988	43,861
Processing and servicing costs	8,576	7,064	24,093	21,414
Advertising and marketing	12,501	13,914	32,341	38,370
Compensation and benefits	30,763	23,081	79,830	71,380
Other operating expenses	24,419	16,343	58,366	54,922
Total operating expenses	89,939	76,385	232,618	229,947
Other (income) expenses:
Interest income	(439)	(1,332)	(2,471)	(4,009)
Interest expense	1,964	3,057	6,146	8,982
Gain on extinguishment of convertible debt	-	-	(33,442)	-
Changes in fair value of earnout liabilities	(17)	2	116	(35)
Changes in fair value of public and private warrant liabilities	203	(257)	408	(239)
Total other (income) expense, net	1,711	1,470	(29,243)	4,699
Net income (loss) before provision for income taxes	839	(12,044)	42,861	(48,672)
Provision for income taxes	373	9	1,794	24
Net income (loss)	$466	$(12,053)	$41,067	$(48,696)

Net income (loss) per share:
Basic	$0.04	$(1.01)	$3.30	$(4.10)
Diluted	$0.03	$(1.01)	$3.02	$(4.10)
Weighted-average shares used to compute net income (loss) per share
Basic	12,639,294	11,960,078	12,426,122	11,887,199
Diluted	13,932,652	11,960,078	13,587,377	11,887,199

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Income (loss)

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$466	$(12,053)	$41,067	$(48,696)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	171	362	(403)	1,167
Comprehensive income (loss)	$637	$(11,691)	$40,664	$(47,529)

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	10,634,173	1	1,514,082	-	296,733	649	(210,320)	87,063
Issuance of Class A common stock in connection with stock plans	558,602	-	-	-	893	-	-	893
Stock-based compensation	-	-	-	-	27,195	-	-	27,195
Unrealized loss on available-for-sale securities	-	-	-	-	-	(403)	-	(403)
Net income	-	-	-	-	-	-	41,067	41,067
Balance at September 30, 2024	11,192,775	$1	1,514,082	$-	$324,821	$246	$(169,253)	$155,815

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	10,284,657	$1	1,514,082	$-	$270,037	$(1,675)	$(161,803)	$106,560
Issuance of Class A common stock in connection with stock plans	253,068	-	-	-	17	-	-	17
Payment for fractional shares after reverse stock split					(13)			(13)
Stock-based compensation	-	-	-	-	20,146	-	-	20,146
Unrealized gain on available-for-sale securities	-	-	-	-	-	1,167	-	1,167
Net loss	-	-	-	-	-	-	(48,696)	(48,696)
Balance at September 30, 2023	10,537,725	$1	1,514,082	$-	$290,187	$(508)	$(210,499)	$79,181

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	11,099,727	1	1,514,082	-	311,400	75	(169,719)	141,757
Issuance of Class A common stock in connection with stock plans	93,048	-	-	-	62	-	-	62
Stock-based compensation	-	-	-	-	13,359	-	-	13,359
Unrealized loss on available-for-sale securities	-	-	-	-	-	171	-	171
Net income	-	-	-	-	-	-	466	466
Balance at September 30, 2024	11,192,775	$1	1,514,082	$-	$324,821	$246	$(169,253)	$155,815

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	10,421,151	$1	1,514,082	$-	$283,432	$(869)	$(198,446)	$84,118
Issuance of Class A common stock in connection with stock plans	116,574	-	-	-	15	-	-	15
Stock-based compensation	-	-	-	-	6,740	-	-	6,740
Unrealized gain on available-for-sale securities	-	-	-	-	-	361	-	361
Net loss	-	-	-	-	-	-	(12,053)	(12,053)
Balance at September 30, 2023	10,537,725	$1	1,514,082	$-	$290,187	$(508)	$(210,499)	$79,181

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Operating activities
Net income (loss)	$41,067	$(48,696)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,339	3,863
Provision for credit losses	37,988	43,861
Changes in fair value of earnout liabilities	116	(35)
Changes in fair value of public and private warrant liabilities	408	(239)
Gain on extinguishment of convertible debt	(33,442)	-
Stock-based compensation	27,195	20,146
Non-cash interest	251	2,320
Non-cash lease expense	(16)	(17)
Changes in fair value of marketable securities and investments	(47)	211
Changes in operating assets and liabilities:
ExtraCash receivables, service based revenue	(3,651)	(2,534)
Prepaid income taxes	148	18
Prepaid expenses and other current assets	(6,020)	603
Accounts payable	2,851	(2,334)
Accrued expenses	4,486	3,460
Legal settlement accrual	3,842	(2,035)
Other current liabilities	91	(612)
Other non-current liabilities	2,829	4
Other non-current assets	(12)	137
Net cash provided by operating activities	83,423	18,121

Investing activities
Payments for internally developed software costs	(5,522)	(5,888)
Purchase of property and equipment	(212)	(658)
Net originations and collections of ExtraCash receivables	(87,024)	(34,268)
Purchase of investments	(74,815)	(92,024)
Sale and maturity of investments	147,689	137,193
Purchase of marketable securities	(59,273)	(34,385)
Sale of marketable securities	60,129	33,027
Net cash (used in) provided by investing activities	(19,028)	2,997

Financing activities
Payment for fractional shares on reverse stock split	-	(13)
Proceeds from issuance of common stock for stock option exercises	893	17
Payment of costs for extinguishment of convertible debt	(761)	-
Repayment of borrowings on convertible debt, long-term	(71,000)	-
Net cash used in (provided by) financing activities	(70,868)	4

Net (decrease) increase in cash and cash equivalents and restricted cash	(6,473)	21,122
Cash and cash equivalents and restricted cash, beginning of the period	43,078	23,677
Cash and cash equivalents and restricted cash, end of the period	$36,605	$44,799

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$4	$7

Supplemental disclosure of cash paid for:
Income taxes	$104	$4
Interest	$5,833	$3,608

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$35,059	$43,608
Restricted cash	1,546	1,191
Total cash, cash equivalents, and restricted cash, end of the period	$36,605	$44,799

See accompanying notes to the condensed consolidated financial statements.

Note 1 Organization and Nature of Business

Overview:

Dave Inc. (“Dave” or the “Company”), a Delaware corporation, with headquarters located in Los Angeles, California, is a financial services company. Dave offers a suite of innovative financial products aimed at helping Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers its flagship 0% interest ExtraCash product. Through the Dave Checking Account and the Dave Goals account, the Company provides Members with an affordable and transparent banking solution with valuable tools for building long-term financial health. Dave also helps Members generate extra income for spending or emergencies through Dave’s Side Hustle and Surveys products, where Dave presents Members with supplemental work and income opportunities.

ExtraCash:

Many Americans are often unable to maintain a positive balance between paychecks, driving a reliance on bank overdraft products, payday loans, auto title loans and other forms of expensive credit to put food on the table, gas in their car or pay for unexpected emergencies. For example, traditional banks charge up to $35 for access to as little as $5 of overdraft, and many others in the financial services sector do not allow for overdraft at all. Dave invented a short-term liquidity alternative called ExtraCash, offered through our partnership with Evolve Bank & Trust, a federal reserve member bank and member of the FDIC ("Evolve"), which allows Members to receive via an overdraft of their deposit account with Evolve, up to $500 with an option to send their overdraft funds to an external bank account via the automated clearing house (ACH) network (which typically takes two to five business days) and avoid fees altogether. Members also have the option to send their funds to a Dave Checking account or to an external bank account via the debit card networks (which typically takes minutes or hours) for an instant transfer fee.

Dave Banking:

Dave offers a full-service digital checking account through our partnership with Evolve Bank & Trust. Dave Checking accounts do not have overdraft or minimum balance fees, allow for early paycheck payment, offer a Dave debit card to facilitate everyday spending and provide FDIC insurance on checking account balances up to $250,000. Moreover, Dave Banking Members receive features to support their financial health such as 4.00% annual percentage yield ("APY") deposit rates on both checking and Goals accounts and opt-in round-up savings on debit transactions in addition to receiving lower ExtraCash instant transfer fees.

Budget:

Leveraging our data connections to Members' bank accounts and spending activity, Dave offers a personal financial management tool to support Members with budgeting, wherever someone banks. With Budget, Dave helps Members to manage their income and expenses between paychecks and avoid liquidity jams that may cause them to overdraft. Dave tracks Members’ income and expenses, and we let them know about estimated upcoming bills and other expenses that are likely to impact their account balances. Budget will monitor their linked bank account held at a depository institution, including a Dave Banking account, and will let them know when they are in danger of having insufficient funds in their account. This helps Members avoid overdrafts, returned transactions and bank fees.

Side Hustle and Surveys:

Dave seeks to help Members improve their financial health by offering them opportunities to generate supplemental income through two channels: Side Hustle and Surveys. Through Side Hustle, our Members can quickly submit applications to leading employers, including Lyft, Instacart, and Walmart that can lead to increased income with flexible employment. Our Surveys product allows for additional earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. These channels drive engagement within the Dave ecosystem and deepen our relationship to our Members’ financial well-being.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and a variable interest entity (“VIE”). All intercompany transactions and balances have been eliminated upon consolidation.

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

Use of Estimates

The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Service based revenue, net
Processing fees, net	$58,659	$39,166	$152,850	$108,153
Tips	18,296	14,548	49,284	41,447
Subscriptions	6,333	5,119	18,127	16,150
Other	102	346	342	990
Transaction based revenue, net
Interchange revenue, net	4,960	4,322	14,444	12,406
ATM revenue, net	747	584	2,317	1,879
Other	3,392	1,726	8,872	4,949
Total operating revenues, net	$92,489	$65,811	$246,236	$185,974

Service Based Revenue, Net

Service based revenue, net primarily consists of optional tips, optional processing fees, and subscriptions charged to Members, net of processor costs associated with ExtraCash originations. ExtraCash receivables are treated as financial receivables under ASC 310 Receivables (“ASC 310”) and processing fees, net and tips are also accounted for in accordance with ASC 310.

Processing Fees, Net:

Processing fees apply when a Member requests expedited ExtraCash. At the Member’s election, the Company expedites the funding of ExtraCash funds within hours of the ExtraCash approval, as opposed to the customary two or three business days for ExtraCash that is transferred via the ACH network. Processing fees are accounted for as non-refundable loan origination fees and are recognized as revenues over the average expected contractual term of its ExtraCash transactions.

Costs incurred by the Company to originate ExtraCash are treated as direct loan origination costs. These direct loan origination costs are netted against ExtraCash-related income over the average expected contractual term of an ExtraCash. Direct origination costs recognized as a reduction of ExtraCash-related income during the three and nine months ended September 30, 2024 were $1.1 million and $2.6 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized direct origination costs as a reduction of ExtraCash-related income of $0.7 million and $2.7 million, respectively.

Tips:

The Company encourages, but does not contractually require its Members who receive ExtraCash to leave a discretionary tip. For accounting purposes, the Company treats tips as an adjustment of yield to ExtraCash and are recognized over the average expected contractual term of its ExtraCash receivables.

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

Other service based revenue consists of lead generation fees from the Company’s Side Hustle advertising partners and revenue share from the Company's Surveys partners.

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from Member’s usage out-of-network reduced by related ATM transaction costs during the three months and nine months ended September 30, 2024, were $0.7 million and $2.3 million, respectively. ATM fees earned from Member’s usage out-of-network reduced by related ATM transaction costs during the three months and nine months ended September 30, 2023, were $0.6 million and $1.9 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three months and nine months ended September 30, 2024 were $0.5 million and $1.5 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three months and nine months ended September 30, 2023 were $0.5 million and $1.3 million, respectively.

Processing and Servicing Costs

Processing costs consist of amounts paid to third party processors for the recovery of ExtraCash, tips, processing fees and subscriptions. These expenses also include fees paid for services to connect Member’s bank accounts to the Company’s application. Except for processing and service fees associated with ExtraCash originations, which are recorded net against revenue, all other processing and service fees are expensed as incurred.

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

Investments

Investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as “available-for-sale” as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of investments is determined by quoted prices in active markets with unrealized gains and losses (other than credit related impairment) reported as a separate component of other comprehensive income. For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the condensed consolidated statements of comprehensive loss. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pre-tax basis).

ExtraCash Receivables

ExtraCash receivables include ExtraCash, fees and tips, net of certain direct origination costs and allowance for credit losses. Management’s intent is to hold ExtraCash receivables until the earlier of repayment or payoff date. Members’ ExtraCash receivables are treated as financial receivables under ASC 310.

ExtraCash extended to Members is not interest-bearing. The Company recognizes ExtraCash at the origination amount and does not use discounting techniques to determine present value of originations due to their short-term nature.

The Company does not provide modifications to ExtraCash and does not charge late fees.

Allowance for Credit Losses

ExtraCash receivables from contracts with Members as of the balance sheet dates are recorded at their original origination amounts, inclusive of outstanding processing fees and tips, and reduced by an allowance for expected credit losses. The Company pools its ExtraCash receivables, all of which are short-term (average term of approximately 11 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers’ payment behavior, it determined that its historical loss rates remain most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for expected credit losses at the time of the ExtraCash origination. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the condensed consolidated statements of operations.

When the Company determines that an ExtraCash receivable is not collectible, or after 120 days from origination has passed, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Based on the average outstanding ExtraCash receivable term of approximately 11 days, ExtraCash receivables outstanding 12 or more days from origination may be considered past due. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in circumstances related to a specific Member ExtraCash receivables may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the condensed consolidated statements of operations. Capitalized costs for the three and nine months ended September 30, 2024, were $1.7 million and $5.5 million, respectively. Capitalized costs for the three and nine months ended September 30, 2023, were $1.8 million and $5.9 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, ExtraCash receivables, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits were $34.3 million at September 30, 2024 and $40.9 million at December 31, 2023, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

No Member individually exceeded 10% or more of the Company’s ExtraCash receivables balance as of September 30, 2024 and December 31, 2023.

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

Performance-Based Restricted Stock Unit Awards:

Performance-based RSUs are valued on the grant date and the compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance metrics will be satisfied. The grant-date fair value of the awards are not subsequently remeasured; however, the Company reassesses the probability of vesting at each reporting period and records a cumulative adjustment to compensation expense based on the likelihood the performance metric will be achieved. These costs are a component of stock-based compensation expense, presented within compensation and benefits in the condensed consolidated statements of operations. The Company recognizes forfeitures as they occur.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three months and nine months ended September 30, 2024 were $12.5 million and $32.3 million, respectively, and are presented within advertising and marketing within the condensed consolidated statements of operations. Advertising costs for the three and nine months ended September 30, 2023 were $13.9 million and $38.4 million, respectively.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $1.8 million and $1.3 million of uncertain tax positions as of September 30, 2024 and December 31, 2023, respectively, related to state income taxes and federal and state research tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.004 million of interest expense and penalties as a component of income tax expense during both the nine months ended September 30, 2024 and 2023, respectively.

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

Net Income (Loss) Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A Common Stock and Class V Common Stock) issued and outstanding as of September 30, 2024. The rights, including the liquidation and dividend rights, of the holders of the Class A Common Stock and Class V Common Stock are identical, except with respect to voting.

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributed to common stockholders—basic and diluted	$466	$(12,053)	$41,067	$(48,696)
		-
Denominator		-
Weighted-average shares of common stock—basic	12,639,294	11,960,078	12,426,122	11,887,199
Dilutive effect of stock options	258,809	-	255,565	-
Dilutive effect of RSU	1,034,549	-	905,690	-
Weighted-average shares of common stock—diluted	13,932,652	11,960,078	13,587,377	11,887,199

Net income (loss) per share
Basic	$0.04	$(1.01)	$3.30	$(4.10)
Diluted	$0.03	$(1.01)	$3.02	$(4.10)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2024	2023	2024	2023
Equity incentive awards	86,354	2,408,298	613,956	2,408,298
Convertible debt	-	312,500	-	312,500
Total	86,354	2,720,798	613,956	2,720,798

The Company also excluded 11,444,235 public and private warrants and 49,653 earnout shares that were potentially dilutive from the computation of diluted net income (loss) for the three and nine month periods ended September 30, 2024 and 2023, respectively, as including them would have been antidilutive. Refer to Note 9 Warrant Liabilities and Note 13 Fair Value of Financial Instruments for further details.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of the expenses included in the income statement, including disaggregation of the expense captions presented on the face of the income statement into specific categories. ASU 2024-03 is effective for fiscal years beginning after

December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

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

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	September 30, 2024	December 31, 2023
Marketable securities	$96	$952
Total	$96	$952

At September 30, 2024 and December 31, 2023, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At September 30, 2024, the investment portfolio had a weighted-average maturity of 18 days. At December 31, 2023, the investment portfolio had a weighted-average maturity of 40 days. The gain recognized in connection with the investment in marketable securities for the three and nine months ended September 30, 2024 was $0.001 million and $0.08 million, respectively, and recorded as a component of interest income in the condensed consolidated statements of operations. The gain recognized in connection with the investment in marketable securities for the three and nine months ended September 30, 2023 was $0.04 million and $0.4 million, respectively, and recorded as a component of interest income in the condensed consolidated statements of operations.

Note 4 Investments

Below is a summary of investments, which are measured at fair value as of September 30, 2024 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$6,867	$1	$(58)	$6,810
Government securities	32,883	303	-	33,186
Total	$39,750	$304	$(58)	$39,996

Below is a summary of investments, which are measured at fair value as of December 31, 2023 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$69,087	$670	$(345)	$69,412
Asset-backed securities	313	-	(1)	312
Government securities	43,177	338	(13)	43,502
Total	$112,577	$1,008	$(359)	$113,226

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2024
Corporate bonds	$3,808	$(42)	$2,476	$(16)	$6,284	$(58)
Asset-backed securities	-	-	-	-	-	-
Government securities	-	-	-	-	-	-
Total	$3,808	$(42)	$2,476	$(16)	$6,284	$(58)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Corporate bonds	$9,271	$(50)	$14,989	$(295)	$24,261	$(345)
Asset-backed securities	-	-	274	(1)	274	(1)
Government securities	3,813	(13)	-	-	3,813	(13)
Total	$13,084	$(63)	$15,263	$(296)	$28,348	$(359)

The (loss) gain recorded in connection with the investments for the three and nine months ended September 30, 2024 was ($0.01) million and $0.8 million, respectively, and was recorded as a component of interest income in the condensed consolidated statements of operations. The gain recorded in connection with the investment for the three and nine months ended September 30, 2023 was $0.2 million and $0.5 million, respectively. Accrued interest of $0.1 million and $1.0 million is included in investments within the condensed consolidated balance sheets for the periods ended September 30, 2024 and 2023, respectively.

Unrealized losses on the available-for-sale investment securities as of September 30, 2024 and December 31, 2023 are primarily the result of increases in interest rates as a significant portion of the investments were purchased prior to the Federal Reserve commenced interest rate increases in 2022. The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$37,907	$38,173
Due after one year through five years	$1,843	$1,823
Total	$39,750	$39,996

Note 5 ExtraCash Receivables, Net

ExtraCash receivables, net, represent outstanding originations, tips, and processing fees, net of direct origination costs, less an allowance for credit losses.

Below is a detail of ExtraCash receivables, net as of September 30, 2024 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$143,109	$(2,438)	$140,671
11-30	23,714	(4,269)	19,445
31-60	7,957	(4,975)	2,982
61-90	6,173	(4,728)	1,445
91-120	5,713	(4,723)	990
Total	$186,666	$(21,133)	$165,533

Below is a detail of ExtraCash receivables, net as of December 31, 2023 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$98,553	$(2,676)	$95,877
11-30	16,442	(4,020)	12,422
31-60	7,038	(4,576)	2,462
61-90	5,719	(4,470)	1,249
91-120	5,404	(4,568)	836
Total	$133,156	$(20,310)	$112,846

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2024	$20,310
Plus: provision for credit losses	37,988
Plus: amounts recovered	9,467
Less: amounts written-off	(46,632)
Ending allowance balance at September 30, 2024	$21,133

Opening allowance balance at January 1, 2023	$24,501
Plus: provision for credit losses	43,861
Plus: amounts recovered	9,422
Less: amounts written-off	(58,026)
Ending allowance balance at September 30, 2023	$19,758

The provision for credit losses for the nine months ended September 30, 2024 was lower compared to the nine months ended September 30, 2023, due primarily to improved collections performance period over period, despite an increase of ExtraCash origination volume from approximately $2,596.9 million for the nine months ended September 30, 2023 compared to $3,596.2 million for the nine months ended September 30, 2024. The decrease in amounts written-off for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was also primarily a result of improved collections performance period over period.

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		September 30, 2024			December 31, 2023
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$27,060	$(13,103)	$13,957	$21,601	$(8,461)	$13,140
Domain name	15.0 Years	121	(61)	60	121	(55)	66
Intangible assets, net		$27,181	$(13,164)	$14,017	$21,722	$(8,516)	$13,206

The future estimated amortization expenses as of September 30, 2024, were as follows (in thousands):

2024	$1,521
2025	5,763
2026	4,348
2027	2,351
Thereafter	34
Total future amortization	$14,017

Amortization expense for the three and nine months ended September 30, 2024 was $1.6 million and $4.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $1.2 million and $3.3 million, respectively. No significant impairment charges were recognized related to long-lived assets for the for the three and nine months ended September 30, 2024 and 2023.

The Company did not incur any amortization expense related to any changes in useful life of its definite-lived intangible assets for the three and nine months ended September 30, 2024. Amortization expense related to the change in useful life of a certain definite-lived intangible asset for the three and nine months ended September 30, 2023, was $0 and $0.3 million, respectively.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	5,033	3,605
Accrued professional and program fees	$4,439	$4,208
Accrued charitable contributions	3,018	2,212
Accrued negative account balances	2,015	831
Sales tax payable	1,020	1,442
Income taxes payable	961	-
Other	625	328
Total	$17,111	$12,626

Accrued charitable contributions includes amounts the Company has pledged related to meal donations. The Company uses a portion of tips received to make a charitable cash donation to a third party who uses the funds to provide meals to those in need. For the three and nine months ended September 30, 2024, the Company pledged approximately $1.3 million and $3.2 million related to charitable donations, respectively. For the three and nine months ended September 30, 2023, the Company pledged approximately $0.9 million and $4.2 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other operating expenses in the condensed consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Deferred transaction costs	$3,150	$3,150
Other	806	715
Total	$3,956	$3,865

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

Note 8 Convertible Note Payable

On March 21, 2022, the Company entered into a Convertible Note Purchase Agreement (“Purchase Agreement”) with FTX Ventures Ltd. (the “Purchaser”), owner of FTX US (“FTX”), providing for the purchase and sale of a convertible note in the initial principal amount of $100.0 million (the “Note”). The Note bore interest at a rate of 3.00% per year (compounded semi-annually), payable semi-annually in arrears on June 30th and December 31st of each year. Interest may be paid in-kind or in cash, at the Company’s option. Forty-eight months (the “Maturity Date”) after the date of the initial issuance of the Note (the “Issuance Date”), the Company would pay the Purchaser the sum of (i) the outstanding principal amount of the Note, plus (ii) all accrued but unpaid interest thereon, plus (iii) all expenses incurred by the Purchaser (the “Redemption Price”). Payment of the Redemption Price on the Maturity Date will constitute a redemption of the Note in whole.

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

Note 9 Warrant Liabilities

As of September 30, 2024, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

On September 13, 2023, the Company executed the Third Amendment to the Debt Facility with the existing Lenders. The Third Amendment, among other things: (i) increases the secured loan facility commitment amount by $50.0 million to a total of $150.0 million; (ii) extends the maturity date of the Debt Facility from January 2025 to December 2026; (iii) adds a liquidity trigger threshold, measured as of the last day of any calendar month, equal to the lesser of (a) the trailing six-month EBITDA as of such date, (b) the product of (A) the trailing three-month EBITDA as of such date, multiplied by (B) two (2), and (c) zero ($0); (iv) increases the minimum liquidity threshold, a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance, from $8.0 million to $15.0 million; (v) replaces LIBOR with the secured overnight financing rate ("SOFR") and updates interest rates to the base rate (or if greater, SOFR for such date for a 3-month tenor and 3.00%) plus 5.00% per annum on that portion of the aggregate outstanding principal balance that is less than or equal to $75.0 million, plus the base rate plus 4.50% per annum on that portion of the aggregate outstanding principal balance, if any, that is greater than $75.0 million; (vi) updates prepayment premiums for early or voluntary principal repayments; and (vii) the Company's guaranty (the limited guaranty was secured by a first-priority lien against substantially all of the Company's assets) of up to $25,000,000 of the Borrower's obligations under the Debt Facility has been terminated.

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

As of September 30, 2024 and December 31, 2023, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

The Third Amendment was accounted for as a debt modification and, accordingly, the Company capitalized $0.4 million of financing costs which will be recognized within the statement of operations evenly through maturity date of the Debt Facility, no gain or loss was recognized. As of September 30, 2024, the Company was in compliance with all covenants.

Note 11 Commitments and Contingencies

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Other than as described below, management does not believe that any of these proceedings or claims will have a significant adverse effect on the Company’s business, financial condition, results of operations, or cash flows. However, legal proceedings and claims are subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, the Company will not incur material costs.

1. Federal Trade Commission v. Dave, Inc. (filed November 5, 2024 in the United States District Court for the Central District of California)

In January 2023, the Company received a Civil Investigative Demand from the Federal Trade Commission (the “FTC”) staff seeking information in connection with the sale, offering, advertising, marketing or other promotion of cash advance products and online financial services. In response, the Company cooperated with the FTC staff while seeking to engage constructively with the FTC to resolve this matter.

On August 21, 2024, the FTC staff sent the Company a proposed consent order and draft complaint, alleging that the Company had violated Section 5 of the Federal Trade Commission Act and certain provisions of the Restore Online Shoppers’ Confidence Act related to the Company’s platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against the Company. The Complaint seeks a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.”

Although the Company believes that its practices have at all times been in compliance with applicable law, the outcome of any case in litigation is uncertain. Therefore, for the period ending September 30, 2024, the Company has recorded a $7 million litigation and settlement accrual for this matter. Significant changes in the accrual may be required in future periods as the case progresses and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of this matter due to, among other things, the fact that it raises difficult factual and legal issues and is subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in the litigation, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of this matter could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

2. Lopez v. Dave Inc. (filed July 15, 2022 in US District Court for the Northern District of California).

On July 10, 2024, the parties in the Lopez matter reached a settlement agreement in mediation. The settlement was paid in August 2024.

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

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Operating lease cost	$260	$247
Short-term lease cost	-	8
Total lease cost	$260	$255

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Other information:
Cash paid for operating leases	$276	$263
Weighted-average remaining lease term - operating lease	2.46	2.23
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of September 30, 2024, were as follows (in thousands):

Year	Related-Party Commitment
2024 (remaining)	$92
2025	386
2026	79
Thereafter	155
Total minimum lease payments	$712
Less: imputed interest	(80)
Total lease liabilities	$632

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$96	$—	$—	$96
Investments	—	39,996	—	39,996
Total assets	$96	$39,996	$—	$40,092
Liabilities
Warrant liabilities - public warrants	$317	$—	$—	$317
Warrant liabilities - private warrants	—	—	294	294
Earnout liabilities	—	—	147	147
Total liabilities	$317	$—	$441	$758

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$952	$—	$—	$952
Investments	—	113,226	—	113,226
Total assets	$952	$113,226	$—	$114,178
Liabilities
Warrant liabilities - public warrants	$97	$—	$—	$97
Warrant liabilities - private warrants	—	—	105	105
Earnout liabilities	—	—	31	31
Total liabilities	$97	$—	$136	$233

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023.

The Company also has financial instruments not measured at fair value. The Company has evaluated cash (Level 1), restricted cash (Level 1), accounts payable (Level 2), accrued expenses (Level 2) and ExtraCash receivables (Level 3) and believes the carrying value approximates the fair value due to the short-term nature of these balances. The fair value of the debt facility (Level 2) approximates its carrying value.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of September 30, 2024 and 2023.

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

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the public warrant liability for the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively, which is presented within changes in fair value of public warrant liability in the condensed consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (in thousands):

Opening value at January 1, 2024	$97
Change in fair value during the period	220
Ending value at September 30, 2024	$317

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Class A Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the private warrant liability for the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively, which is presented within changes in fair value of private warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2024	$105
Change in fair value during the period	189
Ending value at September 30, 2024	$294

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the three months ended September 30, 2024:

Exercise price	$368
Expected volatility	79.9%
Risk-free interest rate	3.64%
Remaining term	2.26 years
Dividend yield	0%

Earnout Shares Liability:

As part of the reverse recapitalization, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the closing date of the Business Combination (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The (gain)/loss related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three and nine months ended September 30, 2024 was $(0.02) million and $0.1 million, respectively, which are presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2024	$31
Change in fair value during the period	116
Ending value at September 30, 2024	$147

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the three months ended September 30, 2024:

Exercise price	$400-$480
Expected volatility	72.1%
Risk-free interest rate	3.6%
Remaining term	2.26 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

Note 14 Stockholders’ Equity

Preferred Stock

As of September 30, 2024, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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

Class A and Class V Common Stock

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock will at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of September 30, 2024, the Company had 11,242,338 and 1,514,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of September 30, 2024, the Company had 11,192,775 and 1,514,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized $13.4 million and $27.2 million of stock-based compensation expense arising from stock option, restricted stock unit grants and performance-based restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. The Company recognized $6.7 million and $20.1 million of stock based compensation expense arising from stock option and restricted stock unit grants for the three and nine months ended September 30, 2023, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2024	766,829	$14.10	6.3	$1,148
Granted	-	$-
Exercised	(133,891)	$6.68
Forfeited	(6,389)	$6.34
Expired	(3,600)	$5.18
Options outstanding, September 30, 2024	622,949	$15.82	6.0	15,036
Nonvested options, September 30, 2024	366,597	$22.77	6.4	6,303
Vested and exercisable, September 30, 2024	256,352	$5.90	5.4	8,732

At September 30, 2024, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $2.9 million, which is expected to be recognized over a weighted-average remaining period of 3.0 years.

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

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2024	1,726,639	$23.10
Granted	501,062	$32.48
Vested	(424,711)	$34.14
Forfeited	(518,737)	$11.44
Outstanding shares at September 30, 2024	1,284,253	$29.73

At September 30, 2024, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $32.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

During the quarter ended June 30, 2024, the Company's Board of Directors approved a modification to the price targets in the market conditions and the addition of alternative performance conditions for 333,275 unvested RSUs. The modification of the unvested RSUs resulted in an incremental stock-based compensation expense of $1.0 million, which will be expensed monthly over the derived service period. The weighted average modification-date fair value of the RSUs was $5.36 per award. The Company determined the fair value of the RSUs on the modification date using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, risk-free interest rate, and volatility. The derived service periods determined by the valuation range from approximately one year to approximately two years. The RSUs will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges will be expensed in the period in which the vesting conditions were met. As a result of the modification, the RSUs are now classified as performance-based RSUs and included in the activity table below.

The following table presents the key inputs and assumptions used to value the RSUs modified during the quarter ended June 30, 2024:

Remaining term	3.7 years
Risk-free interest rate	4.7%
Expected volatility	71.7%

During the quarter ended September 30, 2024, the Company's Board of Directors approved a modification to the price targets in the market conditions and the addition of alternative performance conditions for 50,000 unvested RSUs and during the quarter the Company achieved the performance conditions. The modification and achievement of the performance conditions resulted in an incremental cumulative stock-based compensation expense of approximately $0.4 million. As a result of the modification, the RSUs are now classified as performance-based RSUs and included in the activity table below. The 50,000 performance-based RSUs were subject to vesting as of September 30, 2024 and will be considered vested and subsequently issued based upon the achievement of the remaining service requirement as outlined in the award agreements.

Performance-Based Restricted Stock Units:

The Company grants performance-based RSUs to certain executives and employees as part of its long-term incentive plan. The performance-based RSUs are subject to the attainment of defined performance and service conditions, such as the Company's trailing twelve month adjusted EBITDA and specific share price targets, both subject to continued employment with the Company through certain dates. The actual number of shares subject to the award is determined at the end of the performance period and may range from 0% to 150% of the target shares granted depending upon the terms of the award.

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2024	-	$-
Granted	516,316	$34.14
Vested	-	$-
Forfeited	(15,188)	$33.90
Outstanding shares at September 30, 2024	501,128	$34.14

During the quarter ended September 30, 2024, the Company achieved certain performance conditions as outlined in its grant agreements and recorded a cumulative stock-based compensation expense of approximately $5.6 million. Additionally, a total of 318,087 performance-based RSUs were subject to vesting as of September 30, 2024 and will be considered vested and subsequently issued to participants based upon the achievement of the remaining service requirements as outlined in the award agreements.

At September 30, 2024, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $9.3 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Note 16 Related-Party Transactions

Leasing Arrangements

During each of the three and nine months ended September 30, 2024, the Company paid $0.1 million and $0.3 million, respectively, under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's current CEO), for general office space in Los Angeles, California. During the three and nine months ended September 30, 2023, the Company paid $0.1 million and $0.2 million, respectively under the lease agreements with PCJW.

The following is a schedule of future minimum rental payments as of September 30, 2024 under Company’s sublease for the properties located in Los Angeles, California, signed with PCJW (in thousands):

Year	Related-Party Commitment
2024 (remaining)	$92
2025	386
2026	79
Thereafter	155
Total minimum lease payments	$712
Less: imputed interest	(80)
Total lease liabilities	$632

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC"), joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $2.0 million and $5.9 million for the three and nine months ended September 30, 2024, respectively. For more information about the Debt Facility with VPC, refer to Note 10, Debt Facility.

Legal Services

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.6 million and $1.0 million for the three and nine months ended September 30, 2024, respectively.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2023, respectively.

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

On October 18, 2024, the Company amended its Debt Facility with Victory Park Management, LLC. The amendment increased the advance rate within the facility by 250 basis points and it adjusted eligibility criteria and concentration limits to expand borrowing capacity. There is no impact to the cost of funds on the $75 million outstanding as of September 30, 2024, and the cost of any future draws will remain at the same spread over the benchmark rate. The facility size and maturity remain unchanged at $150 million and December 15, 2026, respectively.

On November 5, 2024, the Federal Trade Commission (the “FTC”) filed a civil complaint against us alleging violations of Section 5(a) of the FTC Act and the Restore Online Shoppers’ Confidence Act related to our platform and offering of our ExtraCash product. The complaint seeks a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” Given the outcome of any case in litigation is uncertain, for the period ending September 30, 2024, the Company has recorded a $7 million litigation and settlement accrual for this matter. Significant changes in the accrual may be required in future periods as the case progresses and additional information becomes available.

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

Further, we see a significant opportunity to address the broader short-term credit market. According to a 2024 report by The Financial Health Network ("FHN"), legacy financial institutions charge approximately $40 billion in fees annually. The FHN estimates that financially “coping” and “vulnerable” populations pay over $200 billion a year in fees and interest for access to short-term credit. Our prospective Member opportunity is also significant. We estimate that our total addressable market consists of between 170 million and 190 million Americans who are in need of financial stability and are either not served or underserved by legacy financial institutions.

Dave offers a suite of innovative financial products aimed at helping our Members improve their financial health. To help Members avoid punitive overdraft fees and access short-term liquidity, Dave offers, through Evolve, its flagship 0% interest ExtraCash product. Through Dave Banking, we provide a digital checking account experience, seamlessly integrated with ExtraCash, with no hidden fees. With a Dave Banking account, Members have access to valuable tools for building long-term financial health, such as Goals savings accounts and customizable automatic round-up savings on debit spend transactions. We also help Members generate extra income for spending or emergencies through high APY savings rates, our Side Hustle product, where we present Members with supplemental work opportunities, and through our Surveys product, where Members can earn supplemental income by taking surveys. Our budgeting tool helps Members manage their upcoming bills to avoid overspending.

We have only begun to address the many inequities in financial services, but our progress to date demonstrates the demand for Dave to improve the financial system for the everyday person. Since inception and through the date of this report, nearly 16 million Members have registered on the Dave app and nearly 12 million Members have used at least one of our products and we believe that we have a substantial opportunity to continue growing our Member base going forward. We strongly believe that the value proposition of our platform approach will continue to accelerate as a result of our data-driven perspective of our Members, allowing us to introduce products and services that address their changing life circumstances.

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

Industry Trends/General Economic Conditions

We expect economic cycles to affect our business, financial performance, and financial condition. Macroeconomic conditions, including, but not limited to, rising interest rates, inflation, unemployment rates, and consumer sentiment may impact consumer spending behavior and consumer demand for financial products. Although the Company’s business operations have not been materially impacted as of the date of this report, our business, financial condition, results of operations and prospects may be adversely affected due to the ongoing nature of these macroeconomic factors. Interest rates have remained elevated over the last two years which has increased the costs of borrowing on our Debt Facility. Higher interest rates also often lead to higher payment obligations, which may reduce the ability of Members to repay their ExtraCash and, therefore, lead to increased delinquencies, write-offs and decreased recoveries. We also believe that higher interest rates may increase demand for ExtraCash as consumers seek additional sources of liquidity to help them fund higher costs of living. Additionally, higher levels of unemployment could adversely impact Members’ income levels and, hence, the ability of Members to repay, which could lead to deterioration in credit performance. We believe that our underwriting engine is well positioned to evaluate credit risk in a higher unemployment environment as it analyzes bank account transaction data to assess, nearly in real-time, changes in members’ income, spending, savings, and employment status. We also believe that demand for ExtraCash may increase in periods of higher unemployment as consumers seek additional sources of liquidity to help them meet their financial obligations.

Key Components of Statements of Operations

Basis of presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying condensed consolidated financial statements of Dave included in this report.

Service based revenue, net

Service based revenue, net primarily consists of optional express processing fees, optional tips and subscriptions charged to Members, net of processor-related costs associated with ExtraCash originations. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners and revenue share from our surveys partner.

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

Operating expenses

We classify our operating expenses into the following five categories:

Provision for Credit Losses

The provision for credit losses primarily consists of an allowance for expected credit losses at a level estimated to be adequate to absorb credit losses inherent in the outstanding ExtraCash receivables, inclusive of outstanding processing fees and tips along with outstanding amounts aged over 120 days or which become uncollectible based on information available to us during the period. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as collections trends and cash collections received subsequent to the balance sheet date. Changes to the allowance have a direct impact on the provision for credit losses in the condensed consolidated statement of operations. We consider ExtraCash receivables aged more than 120 days or which become uncollectible based on information available to us as impaired. All impaired ExtraCash receivables are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for credit losses. Subsequent recoveries, if any, of ExtraCash receivables written-off are recorded as a reduction to ExtraCash receivables, resulting in a reduction to the allowance for credit losses and a corresponding reduction to the provision for credit losses in the condensed consolidated statements of operations when collected.

Processing and Servicing Costs

Processing and servicing fees consist of fees paid to our processing partners for the recovery of ExtraCash, optional tips, optional express processing fees and subscriptions. These expenses also include fees paid for services to connect Members’ bank accounts to our application. Except for processing and servicing fees associated with ExtraCash originations which are recorded net against revenue, all other processing and service fees are expensed as incurred.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Service based revenue, net
Processing fees, net	$58,659	$39,166	$19,493	50%
Tips	18,297	14,548	3,749	26%
Subscriptions	6,334	5,119	1,215	24%
Other	100	346	(246)	-71%
Transaction based revenue, net	9,099	6,632	2,467	37%
Total	$92,489	$65,811	$26,678	41%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with ExtraCash originations, for the three months ended September 30, 2024 were $58.7 million, an increase of $19.5 million, or 50%, from $39.2 million for the three months ended September 30, 2023. The increase was primarily attributable to a 23% increase in monthly transacting Members period over period, increases in total ExtraCash volume from approximately $931.5 million to approximately $1,359.5 million period over period and average ExtraCash amounts that increased from $147 to $172 as of the three months ended September 30, 2023 and 2024, respectively. Additionally, the average processing fees Members paid to expedite ExtraCash increased, while the percentage of Members that chose to pay a processing fee to expedite ExtraCash remained flat for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, respectively. Prospectively, we expect processing fees to increase as expedited ExtraCash volume and average expedited ExtraCash sizes increase, however, processing fees have not always trended ratably. Prior to the implementation of percentage-based processing fees in late 2023, processing fees did not scale ratably with expedited ExtraCash origination amounts.

Tips

Tips for the three months ended September 30, 2024 were $18.3 million, an increase of $3.8 million, or 26%, from $14.5 million for the three months ended September 30, 2023. The increase was primarily attributable to higher tips from Members relating to increases in total ExtraCash volume from approximately $931.5 million to approximately $1,359.5 million period over period and average ExtraCash amounts increased from $147 to $172 for the three months ended September 30, 2023 and 2024, respectively. The average tip Members chose to leave increased while the percentage of Members that chose to leave a tip decreased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, respectively. Tip amounts may not always trend ratably as tips can vary depending on the total amount of the ExtraCash, amount of tips Members choose to leave and the percentage of Members who leave a tip.

Subscriptions

Subscriptions for the three months ended September 30, 2024 were $6.3 million, an increase of $1.2 million, or 24%, from $5.1 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase in paying Members on our platform.

Transaction based revenue, net

Transaction based revenue, net for the three months ended September 30, 2024 was $9.1 million, an increase of $2.5 million, or 37%, from $6.6 million for the three months ended September 30, 2023. The increase was primarily attributable to interchange revenue earned from the growth in Members engaging with our Checking Product, card spend and transaction volume of $471.9 million for the three months ended September 30, 2024, an increase of 38%, from $341.0 million for the three months ended September 30, 2023, in addition to increases in fees earned from Members' funding and withdrawal-related transactions, offset by an increase of $0.3 million in interest due to Members.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Provision for credit losses	$13,680	$15,983	$(2,303)	-14%
Processing and servicing costs	8,576	7,064	1,512	21%
Advertising and marketing	12,501	13,914	(1,413)	-10%
Compensation and benefits	30,763	23,081	7,682	33%
Other operating expenses	24,419	16,343	8,076	49%
Total	$89,939	$76,385	$13,554	18%

Provision for credit losses—The provision for credit losses totaled $13.7 million for the three months ended September 30, 2024, compared to $16.0 million for the three months ended September 30, 2023. The decrease of $2.3 million, or 14%, was primarily attributable to a decrease in provision expense of $2.9 million related to ExtraCash receivables aged over 120 days and those that have become uncollectible based on information available to us, offset by an increase in provision expense of $0.6 million related to ExtraCash receivables aged 120 days and under.

The decrease in provision expense of $2.9 million related to ExtraCash receivables aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to improved collections performance due primarily to underwriting modifications related to ExtraCash eligibility requirements, new Member conversion and risk detection, all despite increases in transacting Members, average ExtraCash amounts from $147 to $172 and total ExtraCash origination volume from $931.5 million to approximately $1,359.5 million for the three months ended September 30, 2023 and 2024, respectively. All impaired ExtraCash receivables deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The increase in provision expense of $0.6 million related to ExtraCash receivables aged 120 days and under was primarily attributed to an increase in receivables outstanding related to the 46% increase in ExtraCash origination volume, offset by improved collections performance during the period ended September 30, 2024 as compared to the period ended September 30, 2023. This resulted in an increase to the allowance for credit losses and corresponding increase in provision expense during the three months ended September 30, 2024 as compared to September 30, 2023. We anticipate volatility in ExtraCash receivables outstanding each period as they are directly correlated with the timing and volume of Member ExtraCash activity during the last 120 days prior to the end of the period.

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

For information on the aging of ExtraCash receivables and a roll-forward of the allowance for credit losses, refer to the tables in Note 5 ExtraCash Receivables, Net in the accompanying condensed consolidated financial statements of Dave included in this report.

Processing and service costs—Processing and servicing costs totaled $8.6 million for the three months ended September 30, 2024, compared to $7.1 million for the three months ended September 30, 2023. The increase of $1.5 million, or 21%, was primarily driven by increases in ExtraCash origination volume from $931.5 million to approximately $1,359.5 million, offset by, continued technology enhancements made to our ExtraCash payments structure along with rebates and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $12.5 million for the three months ended September 30, 2024, compared to $13.9 million for the three months ended September 30, 2023. The decrease of $1.4 million, or 10%, was primarily attributable to a more targeted, conversion-focused spend approach on our advertising campaigns, production and promotions across various social media platforms and television. Additionally, channel and creative optimization and ongoing improvements to our measurement and reporting infrastructure allowed us to invest more intelligently across our marketing mix.

Compensation and benefits—Compensation and benefits expenses totaled $30.8 million for the three months ended September 30, 2024, compared to $23.1 million for the three months ended September 30, 2023. The increase of $7.7 million, or 33%, was primarily attributable to the following:

•
an increase in stock-based compensation of $6.6 million, primarily due to the vesting of certain performance based restricted stock units during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, offset by a reduction in stock-based compensation expense related to stock options granted in prior years that have fully vested; and
•
an increase in payroll related costs of $1.1 million, primarily due to an increase in salaries, offset by reductions in headcounts and severance-related costs, period over period.

Other operating expenses—Other operating expenses totaled $24.4 million for the three months ended September 30, 2024, compared to $16.3 million for the three months ended September 30, 2023. The increase of $8.1 million, or 49%, was primarily attributable to the following:

•
an increase in legal settlement expenses of $7.3 million, primarily attributed to a $7.0 million legal settlement and litigation accrual related to the FTC matter.
•
an increase in expenses related to our Checking Product of $0.8 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed; and
•
an increase in depreciation and amortization of $0.4 million, primarily due to increased amortization of other internally capitalized project costs and depreciation related to leasehold improvements and equipment purchases; offset by
•
a decrease in various general and administrative expenses of $0.5 million, primarily due to cost cutting measures enacted across the Company.

Other (income) expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$(439)	$(1,332)	$893	-67%
Interest expense	1,964	3,057	(1,093)	-36%
Changes in fair value of earnout liabilities	(17)	2	(19)	-950%
Changes in fair value of public and private warrant liabilities	203	(257)	460	-179%
Total	$1,711	$1,470	$241	16%

Interest income— Interest income totaled $0.4 million for the three months ended September 30, 2024, compared to $1.3 million for the three months ended September 30, 2023. The decrease of $0.9 million, or 67%, was primarily attributable to an average lower total balance of investments held during the quarter ended September 30, 2024 as compared to the quarter ended September 30, 2023.

Interest expense— Interest expense totaled $2.0 million for the three months ended September 30, 2024, compared to $3.1 million for the three months ended September 30, 2023. The decrease of $1.1 million, or 36%, was primarily attributable to a reduction of interest expense related to the repurchase of the convertible note with FTX Ventures Ltd. in January 2024.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled an expense of $0.2 million for the three months ended September 30, 2024, compared to a gain of $0.3 million for the three months ended September 30, 2023. The increase in expense of $0.5 million, or 179%, was primarily attributable to fair value adjustments associated with our public and private warrant liabilities due to increases in our underlying Class A Common Stock price compared to the quarter ended September 30, 2023.

Provision (benefit) for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Provision for income taxes	373	9	364	4044%
Total	$373	$9	$364	4044%

Provision for income taxes for the three months ended September 30, 2024 increased by approximately $0.4 million compared to the three months ended September 30, 2023. The increase was primarily due to income reported for the three months ended September 30, 2024 compared to losses report for the three months ended September 30, 2023. The Company reported losses for the three months ended September 30, 2023 resulting in state minimum taxes but no income tax benefit on the losses due to the Company’s valuation allowance.

Results of Operations

Comparison of the nine months ended September 30, 2024 and 2023

Operating revenues

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Service based revenue, net
Processing fees, net	$152,850	$108,153	$44,697	41%
Tips	49,284	41,447	7,837	19%
Subscriptions	18,127	16,150	1,977	12%
Other	342	990	(648)	-65%
Transaction based revenue, net	25,633	19,234	6,399	33%
Total	$246,236	$185,974	$60,262	32%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with ExtraCash originations, for the nine months ended September 30, 2024 were $152.9 million, an increase of $44.7 million, or 41%, from $108.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to an 18% increase in monthly transacting Members period over period, increases in total ExtraCash volume from approximately $2,596.9 million to approximately $3,596.2 million period over period and average ExtraCash amounts that increased from $152 to $166 as of the nine months ended September 30, 2023 and 2024, respectively. Additionally, the average processing fees Members paid to expedite ExtraCash increased while the percentage of Members that chose to pay a processing fee to expedite ExtraCash remained flat for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, respectively. Prospectively, we expect processing fees to increase as expedited ExtraCash volume and average expedited ExtraCash sizes increase, however, processing fees have not always trended ratably. Prior to the implementation of percentage-based processing fees in late 2023, processing fees did not scale ratably with expedited ExtraCash origination sizes.

Tips

Tips for the nine months ended September 30, 2024 were $49.3 million, an increase of $7.9 million, or 19%, from $41.4 million for the nine months ended September 30, 2023. The increase was primarily attributable to higher tips from Members relating to increases in total ExtraCash volume from approximately $2,596.9 million to approximately $3,596.2 million period over period and average

ExtraCash amounts increased from $152 to $166 for the nine months ended September 30, 2023 and 2024, respectively. The average tip Members chose to leave increased while the percentage of Members that chose to leave a tip decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, respectively. Tip amounts may not always trend ratably as tips can vary depending on the total amount of the ExtraCash, the amount of tips Members choose to leave and the percentage of Members who leave a tip.

Subscriptions

Subscriptions for the nine months ended September 30, 2024 were $18.1 million, an increase of $1.9 million, or 12%, from $16.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in paying Members on our platform.

Transaction based revenue, net

Transaction based revenue, net for the nine months ended September 30, 2024 were $25.6 million, an increase of $6.4 million, or 33%, from $19.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to interchange revenue earned from the growth in Members engaging with our Checking Product, card spend and transaction volume of $1,393.8 million for the nine months ended September 30, 2024, an increase of 48%, from $940.0 million for the nine months ended September 30, 2023 and increases in fees earned from Members' funding and withdrawal-related transactions, offset by an increase of $1.1 million in interest due to Members during the nine months ended September 30, 2024.

Operating expenses

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Provision for credit losses	$37,988	$43,861	$(5,873)	-13%
Processing and servicing costs	24,093	21,414	2,679	13%
Advertising and marketing	32,341	38,370	(6,029)	-16%
Compensation and benefits	79,830	71,380	8,450	12%
Other operating expenses	58,366	54,922	3,444	6%
Total	$232,618	$229,947	$2,671	1%

Provision for credit losses—The provision for credit losses totaled $38.0 million for the nine months ended September 30, 2024, compared to $43.9 million for the nine months ended September 30, 2023. The decrease of $5.9 million, or 13%, was primarily attributable to a decrease in provision expense of $11.4 million related to ExtraCash receivables aged over 120 days and those that have become uncollectible based on information available to us, offset by an increase in provision expense of $5.6 million related to ExtraCash receivables aged 120 days and under.

The decrease in provision expense of $11.4 million related to ExtraCash receivables aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to improved collections performance due primarily to underwriting modifications related to ExtraCash eligibility requirements, new Member conversion and risk detection, despite increases in transacting Members, average ExtraCash from $152 to $166 and total ExtraCash origination volume from $2,596.9 million to approximately $3,596.2 million for the nine months ended September 30, 2023 and 2024, respectively. All impaired ExtraCash receivables deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The increase in provision expense of $5.6 million related to ExtraCash receivables aged 120 days and under was primarily attributed to an increase in receivables outstanding related to the 38% increase in ExtraCash volume, offset by improved collections performance during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This resulted in an increase to the allowance for credit losses and corresponding increase in provision expense during the nine months ended September 30, 2024 as compared to September 30, 2023. We anticipate volatility in ExtraCash receivables outstanding each period as they are directly correlated with the timing and volume of Member ExtraCash activity during the last 120 days prior to the end of the period.

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

For information on the aging of ExtraCash receivables and a roll-forward of the allowance for credit losses, refer to the tables in Note 5 ExtraCash receivables, Net in the accompanying condensed consolidated financial statements of Dave included in this report.

Processing and service costs—Processing and servicing costs totaled $24.1 million for the nine months ended September 30, 2024, compared to $21.4 million for the nine months ended September 30, 2023. The increase of $2.7 million, or 13%, was primarily driven by increases in ExtraCash origination volume from $2,596.9 million to approximately $3,596.2 million, offset by, technology enhancements made to our ExtraCash payments structure along with rebates and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $32.3 million for the nine months ended September 30, 2024, compared to $38.4 million for the nine months ended September 30, 2023. The decrease of $6.0 million, or 16%, was primarily attributable to a more targeted, conversion-focused spend approach on our advertising campaigns, production and promotions across various social media platforms and television. Additionally, channel and creative optimization and ongoing improvements to our measurement and reporting infrastructure allowed us to invest more intelligently across our marketing mix.

Compensation and benefits—Compensation and benefits expenses totaled $79.8 million for the nine months ended September 30, 2024, compared to $71.4 million for the nine months ended September 30, 2023. The increase of $8.4 million, or 12%, was primarily attributable to the following:

•
an increase in stock-based compensation of $7.0 million, primarily due to additional stock-based compensation expense related to a modification of price targets in the market vesting conditions for unvested RSUs, larger amounts of restricted stock units granted during the 9 months ended September 30, 2024 and the vesting of certain performance based RSUs compared to the nine months ended September 30, 2023, offset by a reduction in stock-based compensation expense related to stock options granted in prior years that have fully vested;
•
an increase in payroll and related costs of $2.2 million, primarily related to increases in salaries and performance bonuses; offset by
•
a decrease in contractor and consulting fees of $0.8 million due to the reduction in external support for IT security, finance, marketing, design and customer service resources.

Other operating expenses—Other operating expenses totaled $58.4 million for the nine months ended September 30, 2024, compared to $54.9 million for the nine months ended September 30, 2023. The increase of $3.4 million, or 6%, was primarily attributable to the following:

•
an increase in legal expenses of $2.9 million, primarily due to a $7.0 million legal settlement and litigation accrual related to the FTC matter during the nine months ended September 30, 2024, compared to $4.3 million in legal and settlement related to a separate matter incurred during the nine months ended September 30, 2023;
•
an increase in expenses related to our Checking Product of $1.5 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed; and
•
an increase in depreciation and amortization of $1.5 million, primarily due to increased amortization of other internally capitalized project costs and depreciation related to leasehold improvements and equipment purchases; offset by
•
a decrease in charitable contribution expenses of $1.0 million, primarily due to amounts pledged to charitable meal donations related to Members' tips; and
•
a decrease in various general and administrative expenses of $1.6 million, primarily due to cost cutting measures enacted across the company.

Other (income) expense

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$(2,471)	$(4,009)	$1,538	-38%
Interest expense	6,146	8,982	(2,836)	-32%
Gain on extinguishment of convertible debt	(33,442)	-	(33,442)	-100%
Changes in fair value of earnout liabilities	116	(35)	151	-431%
Changes in fair value of public and private warrant liabilities	408	(239)	647	-271%
Total	$(29,243)	$4,699	$(33,942)	-722%

Interest income— Interest income totaled $2.5 million for the nine months ended September 30, 2024, compared to $4.0 million for nine months ended September 30, 2023. The decrease of $1.5 million, or 38%, was primarily attributable to an average lower balance of investments held during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Interest expense— Interest expense totaled $6.1 million for the nine months ended September 30, 2024, compared to $9.0 million for the nine months ended September 30, 2023. The decrease of $2.8 million, or 32%, was primarily attributable to a reduction of interest expense related to the repurchase of the convertible note with FTX Ventures Ltd. in January 2024.

Gain on extinguishment of convertible debt— The gain on extinguishment of convertible debt totaled $33.4 million for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023. The increase was primarily attributable to the repurchase of the $105.7 million outstanding balance of the convertible note with FTX Ventures Ltd. for $71.0 million during January of 2024. The gain was reduced by unamortized debt issuance costs of $0.03 million at the extinguishment date and third-party costs totaling $1.3 million in conjunction with the settlement of the convertible note.

Changes in fair value of earnout liability—Changes in the fair value of earnout liabilities totaled an expense of $0.1 million for the nine months ended September 30, 2024, compared to a gain of $0.04 million for the nine months ended September 30, 2023. The increase in expense of $0.2 million, or 431%, was primarily attributable to fair value adjustments associated with our earnout shares liability due to increases in our underlying Class A Common Stock price as of the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.

Changes in fair value of warrant liability—Changes in the fair value of warrant liability totaled an expense of $0.4 million for the nine months ended September 30, 2024, compared to a gain of $0.2 million for the nine months ended September 30, 2023. The increase in expense of $0.6 million, or 271%, was primarily attributable to fair value adjustments associated with our public and private warrant liabilities due to increases in our underlying Class A Common Stock price for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Provision for income taxes

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2024	2023	2024/2023	2024/2023
Provision for income taxes	1,794	24	1,770	7375%
Total	$1,794	$24	$1,770	7375%

Provision for income taxes for the nine months ended September 30, 2024 increased by approximately $1.8 million compared to the nine months ended September 30, 2023. This increase was primarily due to a significant increase in income for nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, including a discrete gain on extinguishment of convertible debt of $33.4 million.

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

The following table reconciles net income (loss) to Adjusted EBITDA (loss) for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended
(in thousands)	September 30,
	2024	2023
Net income (loss)	$466	$(12,053)
Interest expense, net	1,525	1,725
Provision for income taxes	373	9
Depreciation and amortization	1,803	1,364
Stock-based compensation	13,359	6,740
Legal settlement and litigation accrual	7,000	-
Changes in fair value of earnout liabilities	(17)	2
Changes in fair value of public and private warrant liabilities	203	(257)
Adjusted EBITDA (loss)	$24,712	$(2,470)

	For the Nine Months Ended
(in thousands)	September 30,
	2024	2023
Net income (loss)	$41,067	$(48,696)
Interest expense, net	3,675	4,973
Provision for income taxes	1,794	24
Depreciation and amortization	5,235	3,750
Stock-based compensation	27,195	20,145
Legal settlement and litigation accrual	7,000
Gain on extinguishment of convertible debt	(33,442)	-
Changes in fair value of earnout liabilities	116	(35)
Changes in fair value of public and private warrant liabilities	408	(239)
Adjusted EBITDA (loss)	$53,048	$(20,078)

Liquidity and Capital Resources

In the past, we have financed our operations primarily from cash receipts from service and transaction based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. As of September 30, 2024 and December 31, 2023 our cash and cash equivalents, marketable securities, investments and restricted cash balance was $76.7 million and $157.3 million, respectively.

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

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of approximately 1.3 to 4.1 years as of September 30, 2024, and we had a total lease liability of $0.6 million. See Note 12, Leases in the notes to our condensed consolidated financial statements for additional information regarding our lease liabilities as of September 30, 2024.

In the near term, we expect to continue to generate ExtraCash relying primarily on our balance sheet cash and Debt Facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. At September 30, 2024, $75.0 million of term loans under the Debt Facility were outstanding. See Note 10, Debt Facility in the notes to our condensed consolidated financial statements in this report.

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

Cash Flows Summary

(in thousands)	For the Nine Months Ended September 30,
Total cash provided by (used in):	2024	2023
Operating activities	$83,423	$18,121
Investing activities	(19,028)	2,997
Financing activities	(70,868)	4
Net (decrease) increase in cash and cash equivalents and restricted cash	$(6,473)	$21,122

Cash Flows From Operating Activities

During the nine months ended September 30, 2024, net cash provided by operating activities increased compared to the nine months ended September 30, 2023 due to increases in operating revenues and a reduction in various operating expenses across the organization. Net cash provided by operating activities for the nine months ended September 30, 2024 included net income of $41.1 million, and excluding non-cash impacts, included increase in legal settlement accrual of $3.8 million, an increase in accounts payable of $2.9 million, an increase in other non-current liabilities of $2.8 million, an increase in accrued expenses of $4.5 million, and a decrease in prepaid income taxes of $0.1 million. These changes were offset by an increase in prepaid expenses and other current assets of $6.0 million, an increase in ExtraCash receivables, service based revenue of $3.7 million.

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

Cash Flows From Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $19.0 million. This included the sale and maturity of investments of $147.7 million and sale of marketable securities of $60.1 million, offset by purchases of investments of $74.8 million, purchases of marketable securities of $59.3 million, net ExtraCash originations and collections of $87.0 million and payments related to internally developed software costs and property and equipment of $5.5 million.

During the nine months ended September 30, 2023, net cash provided by investing activities was $3.0 million. This included the sale and maturity of short-term investments of $137.2 million and sale of marketable securities of $33.0 million, offset by purchases of short-term investments of $92.0 million, net ExtraCash originations and collections of $34.3 million, payments related to internally developed software costs of $5.9 million, and purchases of marketable securities of $34.4 million.

Cash Flows From Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $70.9 million, which consisted of the $71.8 million paydown of the FTX Ventures Ltd. convertible note and associated costs, offset by $0.9 million for proceeds received for stock option exercises.

During the nine months ended September 30, 2023 net cash used in financing activities was $4.0 thousand, which primarily consisted of payments for fractional shares that resulted from a reverse stock split.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the following:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. For further details, please refer to Note 2 in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included in this Form 10-Q.

While our significant accounting estimates are described in the notes to our condensed consolidated financial statements, we believe that the following accounting estimates require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations.

Allowance for Credit Losses

ExtraCash receivables from contracts with Members as of the balance sheet dates are recorded at their original ExtraCash amounts reduced by an allowance for expected credit losses. We pool our ExtraCash receivables, all of which are short-term in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. We use an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In assessing such adjustments, we primarily evaluate current economic conditions, expectations of near-term economic trends and changes in customer payment terms and collection trends. For the measurement dates presented herein, given our methods of collecting funds, and that we have not observed meaningful changes in our customers’ payment behavior, we determined that our historical loss rates remained most indicative of our lifetime expected losses. We immediately recognize an allowance for expected credit losses at the time of the ExtraCash origination. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the condensed consolidated statements of operations.

When we determine that an ExtraCash receivable is not collectible, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in circumstances related to a specific ExtraCash receivable may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $1.8 million and $1.1 million of uncertain tax positions as of September 30, 2024 and 2023, respectively, related to state income taxes and federal and state R&D tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at September 30, 2024 and December 31, 2023. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying condensed consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended September 30, 2024 and 2023.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (1) the last day of the fiscal year (a) following March 4, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common equity that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

From time to time, we may become involved in other legal proceedings arising in the ordinary course of business. We are not currently a party to any other such litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

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

We currently rely on agreements with Evolve, our only bank partner, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. These agreements and corresponding regulations governing banks and financial institutions may give Evolve substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for Members and require us to comply with certain legal requirements. Evolve discretionary actions under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. In addition, any disruptions or restrictions on Evolve’s operations could have an adverse effect on our business, financial condition and results of operations. For example, in May 2024, Evolve experienced a cybersecurity incident that resulted in the leak of certain customer information, including information of some of our Members. If our relationship with Evolve is terminated or Evolve becomes unable to provide the necessary services to us, we would need to find another financial institution to provide those services, which could be difficult and expensive. If we are unable to find a replacement financial institution to provide the services we receive from Evolve, we would not be able to offer ExtraCash advances, service our deposit accounts, debit cards and other services, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with using Evolve materially change or if any penalty or claim for damages is imposed as a result of our breach of our agreements with Evolve.

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

In May 2020, an unauthorized third party attempted to gain access to Dave Member accounts and was able to access Member profiles and Members’ partial or incomplete bank account information. We did not uncover any evidence that the attacker was able to take any actions with respect to the data, other than gaining read access to it, nor do we believe any unauthorized transactions were made or advances requested on our platform. We provided notice to relevant parties as required under applicable law and agreements and took steps to set up alerts to detect abnormal request volumes and introduced rate limiting at the IP address level. In addition, in June 2020, we were notified of an unauthorized third party breach of our Dave database. The third party was able to access to Dave’s system by breaching the system of one of Dave’s third party service providers. The attacker was able to download a large data set, including encrypted social security numbers for some Members; however, there was no evidence that unauthorized transactions were made or advances requested on our platform, nor do we believe that the third party gained access to decryption keys or was otherwise able to decrypt encrypted information. The May 2020 and June 2020 incidents are collectively referred to herein as the "2020 Incidents." We took remedial measures, including the engagement of an outside security consultant to monitor for ongoing dark web activity and to conduct a security audit and incident investigation, and notified relevant parties as required under applicable law and agreements. As a result of the 2020 Incidents, we are in the process of settling a purported class action in California for approximately $3.1 million and we settled individual claims outside of California for approximately $4.4 million. See Item 1. Legal Proceedings. In addition, in 2024, one of our third-party service providers experienced a data breach that resulted in improper disclosure of certain of our Members’ information. As we have increased our Member base and our brand has become more widely known and recognized, third parties may continue to seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our Members’ data.

If our banking partner or other strategic partners were to conclude that our systems and security policies and procedures are insufficiently rigorous, they could terminate their relationships with us, and our financial results and business could be adversely affected. Under our terms of service and our contracts with strategic partners, if there is a breach of non-public personal information of our Members that we store, we could be liable to the partner for their losses and related expenses.

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

For example, on November 5, 2024, the Federal Trade Commission (the “FTC”) filed a civil complaint against us alleging violations of Section 5(a) of the FTC Act and the Restore Online Shoppers’ Confidence Act related to our platform and offering of our ExtraCash product. The complaint seeks a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” Given the outcome of any case in litigation is uncertain, for the period ending September 30, 2024, we have recorded a $7 million litigation and settlement accrual for this matter. Significant changes in the accrual may be required in future periods as the case progresses and additional information becomes available. At this time, we are unable to reasonably predict the possible outcome of this matter due to, among other things, the fact that it raises difficult factual and legal issues and is subject to many uncertainties and complexities. There can be no assurance that we will be successful in the litigation, and we may incur a loss in excess of the amount accrued. The defense or resolution of this matter could involve significant monetary costs and have a material impact on our business, financial results and operations. See Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements for additional information.

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

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activities regarding consumer finance transactions. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of certain consumer financial licensing laws to our platform and the related activities it performs is not always clear, and regulatory agencies may not agree with our determinations on the applicability of such laws to us. In addition, state licensing requirements may evolve over time, including, in particular, recent trends in legislation seeking to impose licensing requirements and regulation of parties engaged in the business of offering "earned wage access" products to consumers. For example, in 2023, the banking regulators in Connecticut and Maryland issued guidance (and in the case of Maryland, a regulatory change) (collectively, “State Regulatory Changes”) indicating that traditional “earned wage access” products would, under certain circumstances, be considered small loans under the state lending laws, and that optional fees and tips, under certain circumstances, would be finance charges for purposes of calculating the interest rate under the state’s applicable usury limit. These State Regulatory Changes would subject those covered by them to licensure and limitations or prohibitions on certain charges. Although we do not believe that our ExtraCash overdraft product offered through Evolve is covered by the State Regulatory Changes, we have recently received separate inquiries from the Connecticut and Maryland banking regulators as to whether the ExtraCash product is subject to the State Regulatory Changes, as well as a subpoena from the Maryland Attorney General requesting information regarding any earned wage access and related products that we offer in the state of Maryland. Although we believe that our practices and products offered at all times in Maryland and Connecticut have been in compliance with applicable law, the defense or resolution of these matters could involve significant monetary costs or penalties and have a significant impact on our financial results and operations.

If we were found to be in violation of applicable state licensing or other requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the ExtraCash receivables facilitated through our platform could be rendered void in whole or in part, any of which could have an adverse effect on our business, results of operations, and financial condition. Additionally, in December 2021, we entered into a Memorandum of Understanding (“MOU”) with the California Department of Financial Protection and Innovation (“CA DFPI”). The MOU required us to provide the CA DFPI with certain information as requested by the CA DFPI and adhere to certain practices in connection with our prior advance product (including certain disclosures related to us not being licensed by the CA DFPI). The CA DFPI finalized a new California Consumer Finance Protection Law regulation, effective February 15, 2025, which requires providers of income-based advances (and other providers) to register with the DFPI (the "DFPI Regulation.") The DFPI Regulation has an exemption for bank-issued products such as ExtraCash. The MOU will terminate on the DFPI Regulation's effective date. It is possible that the DFPI may not agree with the Company's interpretation of the DFPI Regulation and if we were found to be in violation of the DFPI Regulation, we could be subject to fines, damages, injunctive relief, and other penalties or consequences.

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

3.2	Amended and Restated Bylaws of Dave Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022)

10.1+†	Bank Services Agreement, dated July 13, 2020, by and between Evolve Bank & Trust and Dave Inc.

10.2+	First Amendment to Bank Services Agreement, dated August 8, 2024, by and between Evolve Bank & Trust and Dave Operating LLC.

10.3+†	Debit Card Issuing Agreement, dated July 13, 2020, by and between Evolve Bank & Trust and Dave Inc.

10.4+†	Service Agreement, dated March 18, 2020, by and between Dave, Inc. and Galileo Financial Technologies, Inc.

10.5+†	First Amendment to Service Agreement, dated January 31, 2023, by and between Dave Operating LLC and Galileo Financial Technologies, LLC.

10.6†	Second Amendment to Service Agreement, dated May 4, 2023, by and between Dave Operating LLC and Galileo Financial Technologies, LLC.

10.7†	Third Amendment to Service Agreement, dated August 13, 2024, by and between Dave Operating LLC and Galileo Financial Technologies, LLC.

10.8†	PCI Addendum to Service Agreement, dated October 12, 2022, by and between Dave Operating LLC and Galileo Financial Technologies, LLC.

10.9++	Amended Non-Employee Director Compensation Policy, dated April 24, 2024.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

† Certain identified information has been redacted in accordance with Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

++ Indicates a management contract or compensatory plan, contract or arrangement.

* Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2024	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: November 12, 2024	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer