Form 10-K
period 2024-12-31
Dave Inc./DE
filed 2025-03-04
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting ordinary shares held by non-affiliates of the registrant was approximately $306.5 million, determined using the per share closing price of $30.30 on The Nasdaq Global Market on June 30, 2024, as adjusted for the 32-for-1 reverse stock split of Dave Inc.’s common stock effected on January 5, 2023. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2025, there were 11,580,041 shares of Class A common stock, $0.0001 par value and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its Annual Meeting of Stockholders to be held in 2025. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DAVE INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
•
the ability of Dave to retain its current customers, acquire new customers (collectively, "Members") and sell additional functionality and services to its Members;
•
the ability of Dave to protect intellectual property and trade secrets;
•
the ability of Dave to maintain the integrity of its confidential information and information systems or comply with applicable privacy and data security requirements and regulations;
•
the reliance by Dave on a single bank partner;
•
the ability of Dave to maintain or secure current and future key banking relationships and other third-party service providers, including its ability to comply with applicable requirements of such third parties;
•
the ability of Dave to comply with extensive and evolving laws and regulations applicable to its business;
•
changes in applicable laws or regulations and extensive and evolving government regulations that impact operations and business;
•
the ability to attract or maintain a qualified workforce;
•
the level of product service failures that could lead Members to use competitors’ services;
•
investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings, including the Department of Justice’s lawsuit against Dave;
•
the ability to maintain the listing of Dave Class A Common Stock on The Nasdaq Stock Market; and
•
the possibility that Dave may be adversely affected by other economic factors, including fluctuating interest rates, and business, and/or competitive factors.

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

Company Overview

Dave was launched in 2017 to provide a faster, more transparent, and lower-cost alternative to traditional financial institutions, particularly for those living paycheck to paycheck. Inspired by the story of David vs. Goliath, we set out to challenge legacy banking by leveraging technology to expand financial access and improve consumer financial health. Through our mobile-first platform, we deliver innovative financial products designed to help underserved consumers manage their money more effectively. Our mission is to level the financial playing field by providing intuitive, transparent, and accessible solutions that empower our Members to navigate life’s financial challenges with confidence.

We have engineered a purpose-driven platform designed to deliver on our mission, making a significant impact across the stakeholder groups we serve. Since our inception, more than 16 million Members have signed up for the Dave app, with over 12 million having used at least one of our products. We have provided Members with more than $15 billion in ExtraCash, offering critical liquidity when they need it most. To further support our communities, we have donated approximately $23 million to charity and important causes since inception.

Customers value our products, as demonstrated by more than 700,000 App Store reviews with an average 4.8-star rating as of February 2025. Our business model is built on transparency and customer alignment and building relationships with our Members that drive positive outcomes for both them and our business.

At the core of our success is a world-class team dedicated to delivering on our mission. Dave has been recognized by Built In as a Best Place to Work for five consecutive years, reinforcing our commitment to both our Members and employees.

Market Opportunity

The U.S. financial system has historically failed to address the needs of the millions of Americans who are living paycheck to paycheck. According to the Financial Health Network (“FHN”) in 2024, approximately 180 million Americans are classified as financially “coping” or “vulnerable” representing over 70% of the U.S. population, up from 66% in 2021. A December 2024 report by PYMNTS also found that 65% of U.S. consumers were living paycheck to paycheck, up from 60% a year earlier. This market includes both young and financially challenged individuals who have trouble managing cash flow, have minimal savings, regularly overdraft, and pay high fees for access to financial services. FHN research estimates there is approximately $38 billion of fees paid annually for access to basic checking services, including account maintenance fees, overdraft fees and ATM fees and that financially vulnerable and coping populations pay over $200 billion in annual fees and interest for short-term credit. We believe these insights are supported by a Dave study of our Members which reveals that traditional financial institutions charge consumers between $350-$400 of fees annually for access to basic checking services. We also believe these trends underscore a growing need for better financial solutions and illustrate the depth of our total addressable market (“TAM”), which we estimate to be approximately 180 million Americans that do not have access to affordable and effective banking solutions.

We believe that these high costs are the result of the cost structure of incumbents. With expensive brick-and-mortar bank branch networks, antiquated technology, large employee bases, and inefficient customer acquisition strategies, legacy institutions have significant costs to serve their customers, which drives the high price that customers have to pay for access to their services. By leveraging world-class technology and harnessing the power of data and artificial intelligence, we believe that we have dramatically reduced the costs to serve customers in this market. Through this structural advantage, we are able to provide increased access to banking and credit products at lower costs, resulting in a much stronger value proposition to our Members.

Our Platform and Products

We strive to deliver a seamless and intuitive Member experience across our product suite through the Dave mobile application. The products that we offer are designed to deliver on the highest needs of our customers to improve financial health: instant and affordable access to credit, free checking and savings account services, instant and frictionless access to their money, and insights and education. Key products and features include:

ExtraCash

ExtraCash is a 0% interest overdraft product offered through our bank partner that provides Members access to up to $500 of credit to bridge liquidity gaps between paychecks. Through our proprietary artificial intelligence (“AI”)-powered underwriting system CashAI, we analyze a Member’s checking account transaction data to determine eligibility and offer amount. This process is entirely automated, does not require a credit check and does not rely on FICO or credit bureau data for decisioning. When an ExtraCash transaction is initiated, we schedule the settlement date based on the Member’s forecasted next paycheck or deposit date.

Dave develops and manages the full risk management value chain from underwriting, fraud and risk mitigation, payment processing, servicing, and settlement. Each unique ExtraCash transaction is underwritten by CashAI at the time a Member logs into the Dave app. This process allows us to evaluate near real-time signals in a Member’s transaction data to determine the optimal amount the Member can responsibly repay, which is designed to create a Member and business win-win.

Dave Checking

Dave Checking is a digital demand deposit account offered through our bank partner with premium features, no account minimums or corresponding fees, and FDIC pass-through insurance eligibility that protects Members from the failure of our bank partner. Members can open a Dave Checking account in minutes through the Dave app, add funds to their account, and begin spending using a Dave Checking virtual debit card. Dave Checking accounts also include a physical Dave branded debit Mastercard (“Dave Card”) that can be used for everyday purchases and spending transactions as well as at any of the approximately 40,000 MoneyPass ATM network locations to make no-fee withdrawals at these in-network ATMs.

Dave Checking accounts can be funded with an ExtraCash overdraft, direct deposit, an external debit card, an external bank account, or mobile check capture. There are no fees to open a Dave Checking account, making it accessible for people of all financial situations.

Our Dave Checking account includes what we believe are some of the best features in the checking account market, including:

•
No mandatory fees: no minimum balances required, no account maintenance fees
•
40,000 MoneyPass ATM network locations to make no-fee withdrawals;
•
Paychecks delivered up to two days earlier than the scheduled payment date;
•
Access to mobile wallets such as Apple Pay and Google Pay;
•
4% APY paid on deposits in checking and Goals savings accounts;
•
Free remote check deposit capture; and
•
Round-up feature allowing Members to round-up their debit card transactions into a Goals savings account to help Members boost savings.

Dave Checking offers security controls such as multi-factor authentication, contactless payment, instant card lock and protection against unauthorized purchases if cards are lost or stolen.

Dave Checking revenues are primarily driven by merchant interchange, incentives from Mastercard, interest on deposits paid by our partner banks, and other ancillary fees paid by customers (e.g. out of network ATM fees, instant withdrawal fees).

Personal Financial Management

Budget

We believe that understanding and visibility are core to a Member’s financial health. That is why we developed our product offering called Budget, a personal financial management tool that helps Members understand their spending and savings habits to enable better financial management. The Budget tool leverages historical bank account data to help Members understand both recurring and commonly occurring charges, helping Members understand potential upcoming transactions that might impact their balance. Budget also notifies Members when there is a chance of an overdraft.

Side Hustle

Side Hustle is a streamlined job application portal for Dave Members to find supplemental or temporary work. The portal focuses on “gig economy,” part-time, seasonal, remote and other flexible types of employment opportunities. Members can apply to dozens of jobs in-app using saved information and credentials. A side hustle can be an important part of a Member’s long-term financial health, as it allows Members to quickly address unexpected expenses or cash needs with incremental income.

Surveys

Our Surveys product allows for additional earning opportunities, allowing Members to take paid surveys anytime within the Dave app. This functionality drives engagement within the Dave ecosystem and deepens our relationship to our Members’ financial wellbeing.

We generate monthly subscription revenue from Members enrolled in our Personal Financial Management service.

Our Strategy

Expand customer reach: we plan to continue creating awareness of our brand and the innovative and high-utility products that we offer to further penetrate our TAM and grow our base of transacting Members. The larger our transacting Member base becomes, we expect the better our systems are able to identify responsible customers and the more Members we can acquire and approve, creating a powerful flywheel. We believe we have among the strongest user acquisition engines in the industry, driven by our data driven marketing strategy and strong value proposition. We plan to continue making efficient investments in Member acquisition to drive Member growth at attractive LTV to CAC returns.

Drive ExtraCash engagement and originations growth: we are focused on our strategy to help establish ExtraCash as the best short-term credit product in the market. We plan to continue investing in the ExtraCash product and CashAI to help ensure we have the highest limits in the industry while driving strong unit economics. Since the beginning of 2023, the average ExtraCash origination size has increased by 16% while our average 28-day loss rates in 2024 dropped by over 24% versus prior year. We believe we can continue to make improvements to the ExtraCash value proposition that unlock transacting Member growth through stronger conversion and retention and ARPU expansion by growing average originations per Member.

Increase adoption of the Dave Card: cross-selling Members into the Dave Card represents an attractive opportunity to drive both increased ARPU and average customer lifetimes. In the fourth quarter of 2024, Dave Card actives generated nearly 1.75x higher average monthly ARPU than non-Dave Card actives, with stronger retention profiles. Dave Card actives are also more engaged than average Members, averaging nearly 10x more transactions per month. We plan to add features and additional value propositions associated with Dave Card usage that we believe will create stronger motivation for usage, further supporting our growth objectives.

Leverage our data advantage and technology to build new products: The capabilities we have established in cashflow underwriting through CashAI, engineering, risk and fraud management, payments, and bank sponsor relationships, among others, provide us a unique foundation to launch additional products in the future. We expect to be able to launch new products that will support Member growth, LTV expansion and drive further revenue growth and profitability.

Technology and Data-Led Competitive Advantages

Dave is a technology company at its core. We have created a data-driven technology platform designed to deliver rapid, accurate, and Member-centric financial products that we believe provide us with sustainable competitive advantages. Our proprietary systems combine advanced AI and machine learning models, real-time data analytics, and seamless integration with external financial networks and partners to offer a frictionless user experience to a broad spectrum of consumers, including those often overlooked by legacy banks and less sophisticated providers:

•
Technology-Driven Cost Efficiency: Unlike traditional banks, which operate costly brick-and-mortar networks and rely on outdated infrastructure, Dave is a technology-first financial services provider. Our fully digital platform, cloud-based infrastructure, and AI-powered automation significantly reduce our cost to serve our Members. These structural efficiencies allow us to pass cost savings directly to our Members in the form of lower fees, higher credit limits, and better overall value.
•
Advanced Underwriting & Risk Management Capabilities: We have developed proprietary underwriting and risk management models that leverage artificial intelligence, machine learning, and real-time financial data to assess creditworthiness with greater precision than traditional methods. Our CashAI underwriting system analyzes hundreds of data points, including income patterns, and transaction history, to make instant and dynamic credit decisions without requiring a FICO score. This allows us to responsibly serve a broader audience, including Members deemed high-risk by legacy institutions, while maintaining strong unit economics.
•
Broad Application of Artificial Intelligence & Machine Learning: AI and machine learning are embedded across our platform and are designed to enhance multiple areas of our business:
o
Underwriting & Credit Decisioning: CashAI adapts and refines risk models based on real-time transaction data, enabling personalized credit limits and high approval rates while minimizing risk exposure.
o
Fraud Detection & Prevention: Our AI-powered fraud mitigation system detects and prevents fraudulent activity in real-time by analyzing behavioral patterns and transaction anomalies to create user-level controls.
o
Automated Member Support: Our AI chatbot, DaveGPT, enables efficient, self-service resolution for a broad range of customer inquiries, further reducing operational costs.
o
Income & Expense Prediction: Our technology predicts upcoming cash flows to power both CashAI and customer-facing budgeting features.
•
Data Advantage & Proprietary Machine Learning Infrastructure: Over the past five years, Dave has processed more than 118 million credit transactions, continuously refining our models and deepening our insights into consumer financial behavior. We believe this extensive dataset provides us with a structural advantage in risk assessment, fraud prevention, and customer engagement, allowing us to personalize product offerings and optimize financial outcomes for Members. Additionally, our proprietary Machine Learning Platform enables our team to develop, train, test, and deploy new AI models with minimal engineering support, which enables rapid innovation and iteration in response to market dynamics.
•
Scalable & Agile Infrastructure: Dave’s cloud-native architecture and proprietary banking integrations provide significant scalability and flexibility. Our infrastructure allows us to:
o
Seamlessly scale Member growth without significant cost increases;

o
Integrate multiple sponsor banks, reducing dependence on any single provider and provide greater resilience and flexibility; and
o
Rapidly launch new products and features, adapting quickly to emerging Member needs and competitive trends.

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
•
Lending and Earned Wage Access Advance Competitors: Traditional banks and credit unions, specialty finance and other non-bank providers, offering consumer lending-related or earned wage access advance products (e.g., Upstart, MoneyLion, Earnin).
•
Innovators in Consumer Finance: Consumer-oriented commerce enablement platforms (e.g., Affirm), finance-oriented social networks (e.g., CashApp, Venmo), and lending platforms (e.g., OpenLending, LendingClub).

We believe other market participants do not adequately meet the needs of an estimated approximately 180 million Americans who make up our target market. We believe our ease of access, speed-to-value, data-driven approach and powerful flywheel will allow us to continue to efficiently scale and generate strong returns.

Key Partnerships

Bank Partner: ExtraCash, Dave Checking demand deposit accounts and associated Dave Cards are currently issued by Evolve. We are party to a Bank Services Agreement ("BSA") with Evolve, with a current term set to automatically renew annually unless either party provides written notice of non-renewal, which may be provided without cause to the other party at least 180 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or Evolve may terminate the agreement immediately upon written notice to the other party. The BSA does not prohibit Evolve from working with our competitors or from offering competing services, nor does it prevent us from working with other banks to provide similar services. Our partnership with Evolve allows us to offer ExtraCash as well as other deposit accounts and debit cards while complying with various federal, state, and other laws. Evolve also sponsors access to debit networks and ACH for payment transactions, funding transactions and associated settlement of funds. Under the terms of the BSA, among other things, Evolve is obligated to issue and maintain deposit (or sub-deposit) accounts to each customer and issue and maintain the deposits in the deposit accounts in order to ensure the deposits are insured by the FDIC up to the standard maximum deposit insurance amount per customer. Under the terms of the BSA, the Company's responsibilities include, among others, customer service, maintaining the technology and other aspects of the program that do not constitute banking or money transmission, and maintaining ledger accounting of funds held in each deposit account and other records required by Evolve or by law necessary to ensure "pass through" FDIC insurance coverage.

Processing Partner: In connection with our arrangements with Evolve, we have also entered into a multi-year service agreement with Galileo Financial Technologies, LLC (f/k/a Galileo Financial Technologies, Inc.) (“Galileo”), a payment processing platform, in which Galileo has agreed to process all transactions for our Dave ExtraCash, bank accounts and debit cards, and to handle corresponding payments and adjustments. Galileo also maintains cardholder information, implements certain fraud control processes and procedures, and provides related services in connection with the ExtraCash and Dave Checking accounts and debit cards. In January 2023, we executed an amended agreement with Galileo that significantly reduced the fees that we pay to Galileo for these services. In conjunction with the amended agreement, the term of the agreement was amended such that the agreement expires on the fifth anniversary of the effective date of the amended agreement. Following the amended term of the agreement, the agreement renews for successive one-year periods unless either party provides written notice of non-renewal, which may be provided without cause, to the other party at least four months prior to the end of any such renewal term. The occurrence of certain events would provide each party with an early termination right under the agreement.

Under this structure, customer funds subject to FDIC insurance are not held by Galileo nor are they held by the Company or by any other provider besides Evolve. Customer funds are either held by Evolve in the customer deposit or sub-deposit accounts, or, where a customer has authorized a deposit or withdrawal, the funds are in transit through standard payment systems. Customer funds are eligible for FDIC insurance when held by Evolve, a member of the FDIC, in accordance with FDIC rules and regulations.

Recent Developments

On February 20, 2025, the Company announced the completion of changes to its optional fee revenue model (tips and instant transfer fees) for its ExtraCash product. The optional fee model was replaced with a simplified 5% overdraft service fee structure including a $5 minimum and $15 maximum, starting with new customers in December 2024, and completely transitioned to existing customers as of February 19, 2025.

On March 3, 2025, the Company announced that its subsidiary had entered into a Program Agreement with Coastal Community Bank to become a sponsor for Dave’s banking and ExtraCash products. Dave Members will begin onboarding to Coastal Community Bank as soon as Q2 2025.

Management

Leadership talent and vision are core priorities at Dave. We have assembled a team of experts from leading consumer and financial technology companies with deep experience in people, engineering, product, marketing, and finance. Our founding team includes serial entrepreneurs, skilled designers, and seasoned technology professionals, while legal and compliance functions are led by veterans from high-growth financial services firms. As we continue to scale and diversify our business, we remain focused on building and nurturing top-tier leadership.

Talent and Culture

Every day, our nimble and innovative team comes together in an effort to level the financial playing field. This shared mission—empowering millions of current and future Members—fuels our passion and purpose. However, attracting and retaining top talent requires more than a compelling mission. That is why we have made meaningful strides in becoming a truly exceptional place to work.

We have deeply integrated the OKR (Objectives and Key Results) framework into our culture and ways of working, inspired by the best practices of high-performing technology companies. Our Quarterly Business Reviews now serve as pivotal moments for senior leaders to analyze key performance indicators, align on priorities for the upcoming quarter, and address strategic opportunities. These efforts have fostered greater accountability, more predictable business outcomes, stronger cross-functional collaboration, and a clearer understanding of how every team member contributes to our collective goals.

We have also prioritized investing in effective people leadership. Strong leaders amplify what a team can achieve, so we have worked early and intentionally to define what leadership excellence looks like at Dave. Our leaders strive to create purpose, nurture growth, guide teams through change, communicate with clarity, and prioritize company-wide success. By weaving this leadership philosophy into every stage of the employee journey, we are building a community of high-performing leaders who inspire their teams to drive our mission forward.

Our strategic commitment to being a virtual first company continues to bear fruit. With team members in over 30 states, we have expanded our talent pool by removing geographic constraints. We believe that this shift has not only broadened our team but also reduced voluntary turnover, which now is below the median rates of our peer set for

2024. The flexibility of remote work has boosted productivity while keeping our team size steady. To balance this virtual model, we host bi-weekly company-wide all-hands meetings, encourage team offsites, host annual company-wide gatherings to foster connection, and provide co-working stipends to give employees the freedom to choose where they work best.

Recognizing that financial wellness is core to Dave’s business, we have made meaningful investments in our compensation and benefits programs. Alongside market-competitive pay, we also offer a 401(k) match and access to a dedicated financial advisor, helping to ensure that every employee has the tools they need to plan for their future with confidence.

As a fintech company, we are no strangers to navigating the unknown. Building a company and culture that employees are proud of—and would recommend to their closest friends—is a continuous journey. To stay grounded in our team’s experience, we conduct engagement surveys, giving team members a confidential platform to share their feedback. These insights shape department-specific OKRs that address challenges and drive engagement. With a consistent 90%+ participation rate, our team trusts that their voices are heard and acted upon.

As of December 31, 2024, we had 274 full-time employees across all locations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Regulatory Environment

We operate in a complex regulatory environment consisting of U.S. federal and state laws that is rapidly evolving. These laws cover most aspects of our business and include laws, regulations, rules and guidance relating to, among other things, consumer finance and protection, privacy and data protection, anti-money laundering and know your customer requirements, banking, and payments. For example, with respect to our ExtraCash product offered through Evolve, certain state laws may, if applicable, regulate the charges or fees that can be assessed and how settlements are obtained from our Members. In addition, other federal and state laws, public policy, and general principles of equity, such as laws prohibiting unfair and deceptive acts or practices, may apply to our activities in banking, ExtraCash, payments, and other areas. These laws and regulations impact our business both directly and indirectly. Additionally, as a result of our partnership with Evolve, which provides ExtraCash via an overdraft account, deposit accounts and debit cards to our Members, we are also subject to regulation by bank regulators with supervisory authority over Evolve. Ensuring ongoing compliance with these laws and regulations imposes significant burdens on our business operations. See “Risk Factors—Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws, and is subject to regulatory investigations and consumer litigation.”

In addition, we may become subject to additional legal or regulatory requirements we are not subject to today if laws or regulations change in the jurisdictions in which we operate, or if we were to release new products or services. In addition, the regulatory framework for our products and services is evolving and uncertain, including the framework that applies to the ExtraCash product, as federal and state governments and regulators consider the application of existing laws and potential adoption of new laws. The potential for new laws and regulations, as well as ongoing uncertainty regarding the application of existing laws and regulations to our current products and services, may negatively affect our business. These laws and regulations could require us to modify the way in which we generate revenue from certain business lines, obtain new licenses, or comply with additional laws and regulations in order to conduct our business.

State and local licensing requirements and regulation

We believe that none of our current business lines require us to obtain any state or local licenses. However, the application of state or local licensing requirements (including those applicable to bank partnerships involving consumer lending) to our business model is not always clear and regulators may request or require that we obtain licenses or otherwise comply with additional requirements in the future, which may result in changes to our business practices. In addition, if we are found to have engaged in activities subject to licensure for which we lack the requisite license, or in activities that are otherwise deemed to be in violation of lending laws, the relevant authority may impose fines, impose restrictions on our operations in the relevant state or locality, or seek other remedies for activities conducted in the state.

U.S. federal consumer protection requirements

Here we summarize several of the material federal consumer protection and other laws applicable to our business. Many states and localities have laws and regulations that are similar to the federal laws described, but the degree and nature of such laws and regulations vary from jurisdiction to jurisdiction. We must comply with various federal consumer protection regimes, both pursuant to the financial products and services we provide directly and as a service provider to Evolve.

We are subject to regulation by the Consumer Financial Protection Bureau (“CFPB”), which oversees compliance with and enforces federal consumer financial protection laws. The CFPB directly and significantly influences the regulation of consumer financial products and services, including the products and services we provide. The CFPB has substantial power to regulate such products and services and the banks and non-bank entities that provide them, as well as their respective third-party service providers. This power includes rule making and enforcement authority in enumerated areas of federal law such as truth in lending, credit discrimination, electronic fund transfers and truth in savings. Under Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the CFPB also has the authority to pursue enforcement actions against companies that offer or provide consumer financial products or services that engage in unfair, deceptive or abusive acts or practices, commonly referred to as “UDAAPs.” The CFPB may also seek a range of other remedies, including restitution, refunds of money, disgorgement of profits or compensation for unjust enrichment, civil money penalties, rescission of contracts, public notification of the violation, and restrictions on the target’s conduct, activities and functions. Moreover, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to enforce such laws and regulations.

Our business activities, either directly or indirectly through our partnership with Evolve, are also subject to or may be subject to applicable requirements under other federal statutes and regulations, including but not limited to:

•
Federal Trade Commission Act. The Federal Trade Commission Act prohibits unfair and deceptive acts and practices (“UDAPs”) in business or commerce and grants the Federal Trade Commission (“FTC”) and bank regulators enforcement authority to prevent and redress violations of this prohibition. Whether a particular act or practice violates these laws or the prohibition against UDAPs frequently involves a highly subjective and/or fact-specific judgment.
•
Federal Marketing Laws. The Restore Online Shoppers’ Confidence Act (“ROSCA”), as well as the FTC’s Rule Concerning Recurring Subscriptions and Other Negative Option Programs, regulate subscriptions and other recurring on-line transactions.

The Telephone Consumer Protection Act (“TCPA”) contains restrictions on the use of texts and telephone calls, including restrictions on unsolicited marketing texts and telephone calls as well as texts and calls made using certain technologies without consumer consent. In addition, the FTC Telemarketing Sales Rule implements the FTC’s Do-Not-Call Registry and imposes numerous other requirements and limitations in connection with telemarketing.

The Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act makes it unlawful to send certain electronic mail messages that contain false or deceptive information and provide other protections for email users. CAN-SPAM also requires the need to provide a functioning mechanism that allows the recipient to opt-out of receiving future commercial e-mail messages from the sender of such messages.

•
Truth in Lending Act. The Truth-in-Lending Act (“TILA”), and Regulation Z, which implements TILA, require creditors to provide consumers with certain information concerning their loan and credit transactions. In December 2024, the CFPB finalized revisions to these rules eliminating an exemption to TILA and Regulation Z that had previously been available for bank overdrafts, which may affect our partner bank as the originator of our ExtraCash overdrafts and may result in operational and compliance challenges and new litigation risks and scrutiny by federal and state regulators. Additionally, in July 2024, the CFPB proposed an interpretive rule on paycheck advance and earned wage access, a model which Dave was originally founded on but transitioned away from beginning in 2022.

•
Equal Credit Opportunity Act. The Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, or the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or any applicable state law. ECOA also prohibits creditors from requesting certain information from applicants. Regulation B, which implements ECOA, contains similar provisions and also prohibits creditors from making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application.
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
•
Electronic Fund Transfer Act. The federal Electronic Fund Transfer Act (“EFTA”) and Regulation E which implements it provide requirements and restrictions on the provision of electronic fund transfer services to consumers, and on making an electronic transfer of funds from consumers’ bank accounts. EFTA also limits consumers’ liability for unauthorized electronic fund transfers and requires banks and other financial services companies to comply with certain transaction error resolution procedures. Electronic fund transfers within the scope of EFTA include ACH transfers and debit card transfers.
•
Payday, Vehicle Title, and Certain High-Cost Installment Loans Final Rule. In 2017, the CFPB issued a final rule intended to provide various consumer protections with respect to certain short-term credit products. The rule was later stayed by a federal district court order in an industry challenge to the rule, and the effective date of many provisions of the rule was separately delayed by the CFPB in June 2019. A section pertaining to underwriting was subsequently rescinded in July 2020. Certain nonrecourse advance products and overdraft services and lines of credit are currently excluded from coverage under the rule.
•
Fair Credit Reporting Act. The Fair Credit Reporting Act (“FCRA”) and its implementing regulations, including Regulation V, is intended to promote the accuracy, fairness and privacy of information in the files of consumer reporting agencies. The FCRA requires users of consumer report to have a permissible purpose to obtain such reports and to provide adverse action disclosures based on information in consumer reports, and contains requirements for furnishers of consumer information to a consumer reporting agency regarding accuracy, completeness, and integrity of furnished information and for responding to disputes regarding furnished information.
•
Fair Debt Collection Practices Act. The Fair Debt Collection Practices Act (“FDCPA”) and its implementing regulation, Regulation F, provide guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While we are not a “debt collector” under the FDCPA, which the statute defines as a person who regularly collects or attempts to collect, directly or indirectly, debts owed or due, or asserted to be owed or due, to another, we may use professional external debt collection agents to collect delinquent ExtraCash advances.
•
Military Lending Act. The Military Lending Act (“MLA”) provides specific protections for active duty service members and their dependents (or covered borrowers) in consumer credit transactions. The MLA applies to persons engaged in the business of extending consumer credit subject to certain disclosure requirements under the TILA and Regulation Z. The MLA prohibits creditors from imposing a Military Annual Percentage Rate (“MAPR”) greater than 36% in any consumer credit transaction involving a covered borrower. It also requires certain oral and written disclosures to be provided to covered borrowers. Additionally, the MLA prohibits creditors from requiring covered borrowers to waive rights to legal recourse, submit to arbitration, or pay a prepayment penalty or fee.
•
Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) imposes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties. In certain circumstances, GLBA requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and nonaffiliated entities, as well as to safeguard personal Member information. The FTC regulates the safeguarding requirements under the GLBA through its Safeguard Rules, as amended, with which we are required to comply.
•
Servicing laws and regulations. While we are not a “debt collector” subject to the federal Fair Debt Collection Practices Act, state and other laws and regulations regulating servicing and collections may apply to aspects of our business. In addition, servicing practices are subject to the UDAAP prohibition.

Given our novel business model and products, and the subjective nature of certain laws and regulations such as the prohibition against UDAPs, we have been and may in the future become subject to regulatory scrutiny or legal challenge with respect to our compliance with these and other regulatory requirements. Additional or different requirements may also apply to our business in the future as the regulatory framework in which we operate is evolving and uncertain. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, we may not have been, and may not always be, in compliance with these and other laws. No assurance is given that our compliance policies and procedures have been or will be effective or adequate as laws change or are applied to us in a new manner.

Regulation of our bank partnership model

Pursuant to our partnership with Evolve, we offer our Members Federal Deposit Insurance Corporation (“FDIC”)-insured, non-interest-bearing deposit accounts (including the ExtraCash account), interest bearing deposit accounts and debit cards that Members can use to access their account balances. These deposit accounts and debit cards are provided by Evolve. Under the terms of our agreement with Evolve, as well as the agreements between our Members and Evolve, each Member that chooses to open a deposit account has a deposit account at Evolve and a debit card issued by Evolve. With respect to these deposit accounts and debit cards, we act as the program manager and service provider to Evolve to provide customer support and technology features to Members using their Evolve accounts through our platform.

Many laws and regulations that apply directly to Evolve indirectly impact us (and our products) as Evolve’s service provider. As such, our partnership with Evolve is subject to the supervision and enforcement authority of the Federal Reserve, Evolve’s primary regulator, the FDIC and Evolve's state banking regulator, the Arkansas State Bank Department. In addition, laws and regulations that through expectations placed on Evolve by its regulators may indirectly affect us through requirements placed on us by Evolve to satisfy regulatory requirements. For example, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued final guidance on managing risks associated with third-party relationships. The guidance states that sound third-party risk management takes into account the level of risk, complexity, and size of the bank and the nature of the third-party relationship. In July 2024, these agencies also released a joint statement on banks’ arrangements with third parties to deliver bank deposit products and services. The joint statement cautions that operational and compliance risks arise when banks hand over substantial control of key functions to a third party. Banks can manage risk through policies and procedures governing organizational structures, lines of reporting, expertise and staffing, internal controls and audit functions. Banks can also conduct risk assessments to assess controls for mitigating risk relating to specific third-party arrangements, engage in due diligence of third-party relationships, set appropriate contractual relationships, and establish monitoring routines to identify risks.

On March 3, 2025, the Company announced that its subsidiary had entered into a Program Agreement with Coastal Community Bank to become a sponsor for Dave’s banking and ExtraCash products. Dave Members will begin onboarding to Coastal Community Bank as soon as Q2 2025.We expect the same regulatory considerations to apply to this new bank partnership.

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

Card Association and Payment Network Rules. The bylaws and agreements between clearing house participants and bankcard companies impose specific responsibilities and liabilities for issuers of debit cards. We, as well our partner bank that issues our debit card, are required to comply with the appropriate National Automated Clearing House Association (“NACHA”), bylaws, operating rules, and agreements, as well as card network rules and guidelines. NACHA operating rules further imposes maximum tolerances on the volume of ACH transfers that may be returned as unauthorized or for other reasons. Exceeding those tolerances may result in limitations being imposed on our ability to initiate ACH transactions. Many transfers of funds in connection with the provision and repayment of our ExtraCash overdrafts are performed by electronic fund transfers, including ACH transfers. We also facilitate the electronic transfer of funds requested by our Members between their deposit accounts with our partner bank and their accounts at other financial institutions. Additional new products and services that we offer may also impose additional obligations on us to comply with NACHA and card network obligations related to preventing fraud, money laundering, and IT security breaches.

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

Open Banking. In October 2024, the CFPB finalized a rule under the Dodd-Frank Act, which would require a covered entity, including us and our bank partner, to, among other things, make available to a consumer, upon request, information in the covered entity’s control or possession concerning the consumer financial product or service that the consumer obtained from the covered entity. The final rule also requires data providers holding a consumer account to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the final rule, data providers would be prohibited from charging consumers or third parties fees for processing these consumer data requests. The final rule would also place certain data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include us when acting in certain capacities. The final rule would also require third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. Various standards under the final rule would be established by a standard-setting body designated by the CFPB.

While the impact of the rule will depend upon a number of factors, including consumer behavior and the actions of data providers and recipients, open banking initiatives like this final rule have the potential to change the competitive landscape, presenting challenges to our business model, such as by enhancing competitors’ ability to attract our customers, as well as opportunities since we may also act as an authorized third party and receive data from data providers. The nature and kind of this impact will also depend on and our, and our competitors’, ability to meet and comply with standards established by the CFPB’s designated standard-setting body. In October 2024, industry trade associations filed a lawsuit against the CFPB alleging the agency exceeded its statutory authority and asking the court to vacate the rule.

New Laws and Regulations. Various federal and state regulatory agencies in the United States continue to examine a wide variety of issues that are applicable to us and may impact our business. These issues include consumer protection, marketing, cybersecurity, privacy, electronic transfers, state licensing, and the regulation of overdraft products. As we continue to develop and expand, we monitor for additional rules and regulations that may impact our business.

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. From time to time, we may consider filing design and utility patents to further enhance the measures of intellectual property protection for the company. However, these laws, agreements, and procedures provide only limited protection. In the United States, we own several registered trademarks and have pending trademark applications in various stages of review. Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours. Moreover, others may independently develop technologies or services that are competitive with ours or that infringe on, misappropriate, or otherwise violate our intellectual property and proprietary rights. Policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. In addition, aspects of our platform and services include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services.

Although we rely on intellectual property and proprietary rights, including copyrights, trademarks, and trade secrets, as well as contractual protections, in our business, we also seek to preserve the integrity and confidentiality of our intellectual property and proprietary rights through appropriate technological restrictions, such as physical and electronic security measures. We believe that factors such as the technological and creative skills of our personnel and frequent enhancements to our network are also essential to establishing and maintaining our technology leadership position.

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

Information About Our Executive Officers and Directors

Executive Officers

Name	Age	Position
Jason Wilk	39	President & Chief Executive Officer
Kyle Beilman	37	Chief Financial Officer

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

Kyle Beilman. Mr. Beilman has served as Chief Financial Officer and Secretary since the closing of the Business Combination and prior to the Business Combination served as Legacy Dave’s Chief Financial Officer since January 2021 and from July 2017 to October 2019 and Chief Operating Officer from October 2019 to January 2021. Since January 2021, Mr. Beilman has served as Vice President of Dave OD Funding I, LLC, a wholly owned subsidiary of Dave (“Dave OD”). Prior to joining Legacy Dave, Mr. Beilman worked in corporate strategy at Red Bull from January 2016 to July 2017. Prior to Red Bull, Mr. Beilman worked in investment banking focused on mergers and acquisitions at Centerview Partners from August 2013 to January 2016 and Moelis & Company from May 2012 to August 2013. Mr. Beilman holds a B.S. from the University of Southern California Marshall School of Business.

Board of Directors

Name	Age	Position
Jason Wilk	39	President & Chief Executive Officer
Imran Khan	47	Founder & Chief Investment Officer, Proem Asset Management
Brendan Carroll	47	Senior Partner, Victory Park Capital Advisors, LLC
Andrea Mitchell	53	Managing Partner, Law firm of Mitchell Sandler LLC
Michael Pope	58	Former Chief Financial Officer & Senior Vice President, Shutterfly, Inc.
Dan Preston	39	Former Chief Executive Officer & Director, Metromile
Yadin Rozov	47	Founder & Managing Partner, Terrace Edge Ventures LLC

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
•
ExtraCash exposes us to credit risk of our Members and if our underwriting criteria for ExtraCash is not sufficient to mitigate against this risk, or if the data we use to underwrite is inaccurate or incomplete, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the ExtraCash overdraft they receive.
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
•
We depend upon several third-party service providers to process our transactions and provide other important services for our business. If any of our agreements with our service providers are terminated or if we experience any interruption or delay in the services provided by our third-party service providers, delivery of our products and services could be impaired or suspended and our business could suffer.
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

•
Dave has historically incurred losses in the operation of its business. Although we have recently achieved profitability, there is no guarantee that we will sustain profitability.
•
We have limited operating history and experience in managing a public company, and face significant challenges as a new entrant in our industry.
•
Dave identified material weaknesses in its internal control over financial reporting in its financial statements for the years ended December 31, 2023 and 2022. If Dave identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.
•
Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws, and is subject to regulatory investigations and consumer litigation.
•
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
•
Litigation, regulatory actions, and compliance issues could subject us to fines, penalties, judgments, remediation costs, and/or other requirements resulting in increased expenses and reputational harm.
•
If accounting standards change or if our estimates or assumptions relating to our critical accounting policies prove to be incorrect, our results of operations and financial condition could be adversely affected.
•
We guarantee certain obligations of one of our wholly-owned subsidiaries, which guarantee contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

Risks Related to Our Business and Industry

The industries in which we operate are highly competitive, which could adversely affect our results of operations.

The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, consumer technology and financial technology services industries, as well as other nonbank lenders serving credit-challenged consumers, including online marketplace lenders, check cashers, point-of-sale lenders and payday lenders. We may compete with others in the market who may in the future provide offerings similar to ours, particularly companies who may provide money management, lending and other services though a platform similar to our platform. These and other competitors in the banking and financial technology industries are introducing innovative products and services that may compete with ours. We expect that this competition will continue as banking and financial technology industries continue to evolve, particularly if non-traditional non-recourse advance providers and other parties gain greater market share in these industries or if changes in financial services regulation enable new competitors to enter the sector or new means of offering products and services that compete with ours. For example, some earned wage access providers with which Dave competes are evaluating whether to adopt new business models, such as through providing overdraft services through a partner bank or extending a line of credit. If we are unable to differentiate our products and platform from and successfully compete with those of our competitors, or if our competitors adopt business models that more closely resemble our own, we may lose our competitive advantage and our business, results of operations and financial condition may be materially and adversely affected.

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

ExtraCash exposes us to credit risk of our Members and if our underwriting criteria for ExtraCash is not sufficient to mitigate against this risk, or if the data we use to underwrite is inaccurate or incomplete, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the ExtraCash overdraft they receive.

The ExtraCash product exposes us to financial losses if Members do not repay the ExtraCash overdraft. The timing and volume of repayments have a significant impact on our financial results and cash flows. If a large number of Members do not repay ExtraCash overdrafts, our financial condition and operating results would be adversely affected.

Our underwriting standards may not offer adequate protection against the risk of non-payment, especially in periods of economic uncertainty such as existed more recently with rising interest rates, and inflationary pressures. We rely on consumer’s bank account data obtained through a third party in order to develop our underwriting models and in order to underwrite any particular consumer’s ExtraCash overdraft. If this data becomes unavailable or is inaccurate or incomplete, our underwriting may not adequately predict repayment of advances.

Our ability to accurately forecast performance and determine an appropriate provision and our credit loss allowance, is critical to our business and financial results. The determination of our credit loss allowance requires many assumptions and complex analyses, including management’s evaluation of the risk inherent in the ExtraCash portfolio, composition of the portfolio, specific impaired ExtraCash receivables, and current economic conditions.

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, elevated interest rates and persistent inflationary pressures, accurately forecasting repayment of ExtraCash receivables is more difficult. Our credit loss allowance is an estimate, and if actual repayment defaults are materially greater than our credit loss allowance, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. Specifically, we may incur net charge-offs in excess of our reserves, or we may be required to increase our provision for credit losses, either of which would adversely affect our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.

Our Members may not view or treat ExtraCash as having the same significance as other obligations and ExtraCash overdrafts facilitated through our platform are not secured, guaranteed, or insured and involve a high degree of financial risk.

Our Members may not view ExtraCash overdrafts facilitated through our platform as having the same significance as other credit obligations arising under more traditional circumstances.

ExtraCash overdrafts facilitated through our platform are not secured by any collateral, not guaranteed or insured by any third party, and not backed by any governmental authority in any way. Therefore, if we purchase ExtraCash receivables from our originating bank partners after they are originated, we are limited in our ability to settle on these overdrafts if a Member is unwilling or unable to repay them. Additionally, because we do not report ExtraCash payment information to consumer reporting agencies, our Members may prioritize payment of obligations to other creditors who do report payment information to these agencies. A Member’s ability and willingness to repay their ExtraCash overdrafts can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card, and other loans. If a consumer neglects his or her payment obligations on an ExtraCash overdraft facilitated through our platform or chooses not to repay his or her overdraft entirely, it will have an adverse effect on our business, results of operations, financial condition, future prospects, and cash flows.

In addition, personal loans and ExtraCash are dischargeable in a bankruptcy proceeding involving a borrower without the need for the borrower to file an adversary proceeding. The discharge of a significant amount of ExtraCash overdrafts could adversely affect our financial condition. Furthermore, other characteristics of ExtraCash overdrafts may increase the risk of default or fraud and there are few restrictions on the uses that may be made of ExtraCash overdrafts by borrowers, which may result in increased levels of credit consumption. These factors may reduce the amounts received from ExtraCash receivables and adversely affect our operating results and financial condition.

We offer ExtraCash, based on a limited performance history, and therefore we have only limited prepayment, loss and delinquency data with respect to ExtraCash on which to base projections.

The performance of ExtraCash is significantly dependent on our ability to develop and deploy effective models, with oversight by our bank partner, to evaluate an applicant’s credit profile and likelihood of default based on a variety of factors and originate ExtraCash overdrafts. Despite recession-readiness planning and stress forecasting, there is no assurance that the credit criteria can accurately predict performance under economic conditions such as a prolonged down-cycle or recessionary economic environment or the governmental response to periods of disruption, which may drive unexpected outcomes. If the credit criteria does not accurately reflect credit risk on the ExtraCash overdrafts, greater than expected losses may result on these ExtraCash receivables and our business, operating results, financial condition and prospects could be materially and adversely affected.

If our settlement of ExtraCash overdrafts is ineffective or unsuccessful, the performance of the overdrafts could be adversely affected.

Our ability to settle ExtraCash overdrafts is dependent on the consumer’s continuing financial stability. Consequently, settlement can be adversely affected by a number of factors, including job loss, divorce, death, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and debtor relief laws, may limit the amount that can be recovered on ExtraCash overdrafts. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to settle amounts owed and due on ExtraCash overdrafts facilitated through our platform, reduce income received from ExtraCash overdrafts facilitated through our platform, or negatively affect our ability to comply with our current financing arrangements or obtain financing with respect to ExtraCash overdrafts facilitated through our platform.

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

We recently changed our ExtraCash pricing model from an optional fee model to a simplified 5% overdraft service fee structure including a $5 minimum and $15 maximum. We also generate revenue by charging Members a fixed monthly rate for membership to our platform and from our Dave Banking Product through interchange and out-of-network ATM fees, as well as from our job portal service through referral fees from partner companies. As the market for our platform matures, as new or existing competitors introduce new products or services that compete with ours or if general inflationary pressures continue, we may experience pricing pressure and be unable to retain current Members and attract new Members at prices that are consistent with our pricing model and operating budget. Our pricing strategy for existing or new products and services, including our recent changes to eliminate optional tips and fees, may prove to be unappealing to our Members, and our competitors could choose to bundle certain products and services to be competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.

Use of artificial intelligence in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.

We have incorporated, and expect to continue to incorporate in the future, AI solutions into our operations and product offerings. For example our underwriting engine, CashAI, contains models that are built using AI technologies such as machine learning. We also have partnered with a third party vendor to offer DaveGPT, a generative AI chat bot that offers self-service customer inquiry resolution through natural language conversations. The use of AI creates various risks and challenges that could adversely affect our business, financial condition or results of operations. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

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

The introduction of AI technologies into our products and services may result in new or enhanced governmental or regulatory scrutiny, compliance requirements, litigation, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and results of operations.

We may not be able to scale our business on a timely basis to meet our Members’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our platform grows and we add additional strategic partners, we will need to devote additional resources to improving and maintaining our infrastructure and computer network and integrating with third-party applications to maintain the performance of our platform. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support, risk and compliance operations, and professional services, to serve our growing Member base.

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

We currently rely on agreements with Evolve Bank & Trust (“Evolve”), our only bank partner, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. In June 2024, Evolve became subject to a consent order issued by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), that imposes restrictions on Evolve’s operations and risk management practices. The recent bankruptcy of Synapse Financial Technologies, Inc. (“Synapse”), also affected the ability of customers of financial technology companies that used Synapse as a service provider to access funds placed at Synapse’s partner banks, including Evolve, for a number of months. We recently announced that we have entered into a Program Agreement with Coastal Community Bank to become a sponsor for our banking and ExtraCash products. Our Members will begin onboarding to Coastal Community Bank as soon as Q2 2025.

These agreements and corresponding regulations and supervisory expectations governing banks and financial institutions may give Evolve or Coastal Community Bank substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for Members and require us to comply with certain legal requirements. Our current or future bank partner’s discretionary actions or interpretations of our obligations under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. In addition, any disruptions or restrictions on our bank partner’s operations could have an adverse effect on our business, financial condition and results of operations. For example, in May 2024, Evolve experienced a cybersecurity incident that resulted in the leak of certain customer information, including the information of some of our Members.

If our relationship with our bank partner is terminated or if our bank partner is unable to provide the necessary services to us, we would need to find another financial institution to provide those services, which could be difficult and expensive. Transitioning Members’ accounts from one bank partner to another, including the anticipated transition from Evolve to Coastal Community Bank, raises the risk of financial losses as a result of operational errors, including but not limited to, loss or disclosure of Member data and records, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors as well as from disputes or negotiations with an existing or prospective bank partner. Transitioning Members’ accounts from one bank partner to another also entails risk of disruption to our business from differences in the manner in which the new bank partner provides products and services to Members, including the new bank partner’s credit underwriting, regulatory compliance practices, and customer service practices and difficulties operating with more than one bank partner during any transition. The occurrence of any such events or any such changes in our bank partner’s practices could cause financial losses to our business and our Members, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in loss of Members; loss or delayed market acceptance and sales of our products or services; legal claims against us, including from our existing or prospective bank partner; regulatory enforcement action; or diversion of resources, including through increased service expenses or financial concessions and increased insurance costs. If we are unable to find a replacement financial institution to provide the services we receive from our bank partner, we would not be able to offer ExtraCash, service our deposit accounts, debit cards and other services, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with using our bank partner materially change or if any penalty or claim for damages is imposed as a result of our breach of our agreements with our bank partner.

If we fail to comply with the applicable requirements relating to deposit insurance, our Members could be harmed in the event of a failure of our bank partner and we could be subject to enforcement actions, claims from third parties, including our Members, and suffer economic and reputational harm that could have an adverse effect on our business.

Our Members benefit from deposit insurance with respect to funds that we place on their behalf at our bank partner —or that our bank partner places with other banks through reciprocal deposit arrangements—in accordance with FDIC pass-through deposit insurance requirements, which apply to funds placed and held at an FDIC-insured bank through a third party. Under the pass-through insurance rules, funds owned by a principal or principals and deposited into one or more deposit accounts at an insured bank in the name of an agent, custodian or nominee, can be insured to the same extent as if the funds were deposited in the name of the principal or principals. For purposes of determining pass-through deposit insurance coverage at the time an insured bank fails, the FDIC may rely on records of those other than a failed insured bank to identify depositors and their insured deposits if such records are maintained in good faith and in the regular course of business, the deposited funds are in fact owned by the principal and not by the third party who set up the deposit account, and the insured bank’s account records and account titling indicate the agency or custodial nature of the account. If the regulatory pass-through insurance requirements are satisfied, each of our Members’ interest in deposits that we place on their behalf at our partner bank is separately insured up to the statutory deposit insurance limit, currently $250,000 for deposits held in each deposit ownership category. If the pass-through insurance requirements are not satisfied due to operational failures by us or a third-party service provider, including our partner bank, there would be less deposit insurance coverage with respect to funds that we place on behalf of our Members at our partner bank; our Members could be harmed in the event of a failure of our bank partner; and we could be subject to enforcement actions, claims from third parties, including our consumers, and suffer economic harm that could have an adverse effect on our business. Further, negative publicity arising our Members not benefiting from pass-through deposit insurance in the event of a failure of our partner bank could be damaging to our reputation and may adversely impact use of our products and services, including our platform, and adversely affect our ability to attract new Members and business partners.

On October 2, 2024, the FDIC announced and published a proposed rulemaking that, if adopted, would increase requirements for certain custodial deposit accounts at insured banks, including requirements related to recordkeeping, internal controls, policies and procedures, as well as a requirement that the depository bank conduct daily reconciliations against the beneficial ownership records of the custodial deposit accounts. If the proposed rulemaking or a similar rulemaking is adopted, it may increase the operational costs and difficulty in placing our Member’s funds at our partner bank and could result in operating difficulties, liabilities and expenses that harm our business.

If we fail to comply with the applicable requirements of our third-party providers, they could seek to suspend or terminate our accounts, which could adversely affect our business.

We rely on agreements with third-party providers to provide services to our Members. These agreements and corresponding regulations governing banks and financial institutions may give them substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for Members, and require us to comply with certain legal requirements. Our third-party providers’ discretionary actions under these agreements could impose material limitations, or have a material adverse effect, on our business, financial condition and results of operations. Without these relationships, we may not be able to offer certain services, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such relationships materially change or if any penalty or claim for damages is imposed as a result of our breach of the agreement with them or their other requirements.

Our third-party vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services could have an adverse effect on our business, results of operations, financial condition, and future prospects.

We have significant third-party vendors that, among other things, provide us with financial, technology, and other services to support our products and other activities, including, for example, data providers, cloud-based data storage and other IT solutions, and payment processing. Institutions may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our third-party vendors fail to comply with legal requirements applicable to the particular products or services being offered.

In some cases, third-party vendors are the sole source, or one of a limited number of sources, of the services they provide to us. For example, we are solely reliant on our agreement with our cloud computing web services provider for the provision of cloud infrastructure services to support our platform. In addition, we rely on a single third-party vendor to provide a number of issuing and processing services across several of our products.

If some or all of our current third-party vendors were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any third-party vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to federal and state regulatory enforcement actions, claims from third parties, including our consumers, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.

We depend upon several third-party service providers to process our transactions and provide other important services for our business. If any of our agreements with our service providers are terminated or if we experience any interruption or delay in the services provided by our third-party service providers, delivery of our products and services could be impaired or suspended and our business could suffer.

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

While we oversee these service providers to help ensure they provide services in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of our third-party service providers. In the event that a third-party service provider fails to perform for any reason, including negligence, willful misconduct or fraud, fire, natural disaster, power loss, telecommunication failures, software and hardware defects, terrorist attacks and similar events, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted. For example, the recent bankruptcy of Synapse has affected the ability of customers of financial technology companies that used Synapse as a service provider to access funds placed at Synapse’s partner banks, including Evolve, for a number of months. While we were not directly affected by the bankruptcy of Synapse, the occurrence of similar failures by certain of our service providers could similarly cause financial losses to our business and our Members, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in loss of Members; loss or delayed market acceptance and sales of our products or services; legal claims against us; regulatory enforcement action; or diversion of resources, including through increased service expenses or financial concessions and increased insurance costs. In addition, certain federal and state regulators have cited Synapse’s bankruptcy in connection with proposed regulatory initiatives. These initiatives, or similar actions by federal and state regulators, may increase compliance costs associated with our business or impact our relationships with our current partner bank or any future partner bank, limit our ability to offer our Members deposit accounts through “for-benefit-of” arrangements with our partner bank, or restrict the availability or marketing of pass-through deposit insurance for such accounts, which could adversely impact use of our products and services, including our platform, and adversely affect our ability to attract new Members and business partners.

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

Our operating revenues increased from $259.1 million in 2023 to $347.1 million in 2024. Although we have recently experienced significant growth in our revenue and transaction volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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
•
increase awareness of our brand and successfully compete with other companies; and
•
manage the risks related to fluctuating interest rates and inflation on our business and operations.

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
acquisitions;
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

Our ability to sell additional functionality to our existing Members may require more sophisticated and costly sales efforts. Similarly, the rate at which our Members purchase additional products from us depends on several factors, including general economic conditions, such as fluctuating interest rates and inflation, and the pricing of additional product functionality. If our efforts to sell additional functionality to our Members are not successful, our business and growth prospects would suffer.

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

Our Members depend on our customer support services to resolve issues and fully benefit from our platform. High-quality support is essential for attracting new Members and retaining existing ones. We primarily offer customer support via chat, phone, and email. If we do not help our Members quickly resolve issues and provide effective ongoing support, or if our support personnel or methods fail to meet our Members' needs, our ability to retain Members, boost adoption among current Members, and acquire new ones could be compromised and may also harm our reputation with both existing and potential Members. If we are unable to meet our Members' customer support needs through chat, phone, and email during our current support hours, we may need to expand our support coverage, invest in new customer support methods, and provide additional live customer assistance, which could adversely impact our results of operations and profitability.

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

Criminals are using increasingly sophisticated methods to engage in illegal activities using ExtraCash or deposit account products or Member information. Illegal activities involving products and services like ours often include malicious social engineering schemes, fraudulent payment or refund schemes, fabricated identities, account takeovers, identity theft and other fraudulent schemes. We rely upon third parties for transaction processing services, which subjects us and our Members to risks related to the vulnerabilities of those third parties. A single significant incident of fraud, or increases in the overall level of fraud, involving our products and services, have in the past and could in the future, result in operational losses and reputational damage to us. Such damage could reduce the use and acceptance of our products and services, cause our banking and strategic partners to cease doing business with us, or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. For example, in December 2024, the CFPB sued JPMorgan Chase, Bank of America, and Wells Fargo for failing to implement anti-fraud measures pertaining to their accountholders’ use of the third party peer-to-peer payment platform, Zelle. The CFPB complaint alleges that failing to investigate notices of unauthorized and incorrect transfers could result in risk under the Electronic Funds Transfer Act and Regulation E.

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

If the information provided to us by potential Members or other third parties is incorrect or fraudulent, we may misjudge a Member’s qualifications to receive our products and services and our results of operations may be harmed and could subject us to regulatory scrutiny or penalties.

Our decisions to provide many of our products and services to Members are based partly on information that they provide to us or authorize us to receive. To the extent that these Members or third parties provide information to us in a manner that we are unable to verify, our decision-making process may not accurately reflect the associated risk. In addition, data provided by third-party sources is a component of our credit decision making and this data may contain inaccuracies. This may result in the inability to either approve otherwise qualified applicants or rejected otherwise unqualified applicants through our platform or accurately analyze credit data, which may adversely impact our business and negatively impact our reputation.

In addition, there is risk of fraudulent activity associated with our business, including in connection with service providers and other third parties who handle Member information on our behalf. We use identity and fraud prevention tools to analyze data provided by external databases to authenticate the identity of each applicant that signs up for our products and services, including the products and services provided by our bank partners, however, these checks have failed from time to time and may again fail in the future, and fraud, which can be significant, has and may continue to occur. The level of fraud-related charge-offs on the products and services facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase. We may not be able to recoup funds associated with our products and services made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, results of operations and profitability will be harmed. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity and the erosion of trust from our Members, which could negatively impact our results of operations, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.

We are exposed to losses from Dave banking Member accounts.

Fraudulent activity involving Dave banking accounts may lead to fraudulent or baseless Member disputed transactions, for which Evolve as the card issuer, and we, under our agreement with Evolve, are liable under banking regulations such as the EFTA and its implementing Regulation E, or under the rules set by the payment processing networks through which the card was issued, such as Visa or Mastercard. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity, and the regulations and payment network rules may become more onerous, causing additional losses for us. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected. Additionally, our Members can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. While we decline authorization attempts for amounts that exceed the available balance in a Member’s account, the application of payment network rules and the timing of the settlement of transactions, among other things, can result in overdrawn accounts.

In the Dave Checking account we may also be subject to overdraft exposure arising primarily from late-posting. A late-post occurs when a merchant posts a transaction within a payment network-permitted timeframe, but subsequent to our release of the authorization for that transaction, as permitted by payment network rules. Under payment network rules, we may be liable for the transaction amount even if the Member has made additional purchases in the intervening period and funds are no longer available in the Member’s account at the time the transaction is posted.

Laws and regulation governing overdrafts continues to evolve and may change. For example, on December 12, 2024, the CFPB proposed regulations that would impose additional obligations and restrict fees on overdraft accounts provided by certain financial institutions. If this proposal or other changes to the laws and regulations governing overdrafts are enacted, our business could be adversely affected.

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

Our platform and systems rely on software that is highly technical and complex. In addition, our platform and systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and software we license from third parties, especially when updates or new products or services are released.

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

In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our Members and prospective Members, including data provided by and related to Members and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers with which we share consumer information for servicing purposes. Information security risks in the financial services industry continue to increase generally, in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. In addition to cyberattacks and other security breaches involving the theft of sensitive and confidential information, hackers, terrorists, sophisticated nation-state and nation-state supported actors and other malicious third parties recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing applications and websites.

These cybersecurity challenges, including threats to our own IT infrastructure or that of our third-party providers, may take a variety of forms ranging from stolen bank accounts, email compromise, user fraud, account takeover, check fraud and cybersecurity attacks (including ransomware, unauthorized encryption, denial-of-service attacks, social engineering, unauthorized access, spam and other attacks) to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information or intellectual property, or cause service interruptions and compromised data. The techniques used to obtain unauthorized access to or sabotage systems they change frequently and often are not detected until after an incident has occurred, so we may be unable to anticipate or prevent techniques used in the future. Our information technology and infrastructure, as well as those of our third-party service providers, have experienced breaches and may be subject or vulnerable in the future to breaches or attacks. For example, a third-party breach at our bank partner, Evolve, resulted in improper disclosure of certain of certain of our Members’ information, including their names, Social Security numbers, partner bank account numbers, date of birth, and contact information. Any future improper disclosure of our own confidential business information or the information of our Members could materially and adversely affect our business.

A core aspect of our business is the reliability and security of our platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or Members, prevent us from obtaining new partners and Members, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including from governmental or regulatory investigations, class action litigation and other lawsuits. If sensitive information is lost or improperly disclosed through a data breach or otherwise or threatened to be disclosed, our partners and Members could lose confidence in the security of our systems, products and services, we could have difficulty obtaining new partners and Members, we could incur significant costs to remedy breaches and implement measures to prevent further breaches, and we could be exposed to legal risk and potential liability and penalties, including from governmental or regulatory investigations, class action litigation and other lawsuits, all of which could adversely affect our reputation and our operating results. Any actual or perceived security breach at a company providing services to us or our Members could have similar effects.

Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain partners and service providers may require us to notify them in the event of certain types of security breaches. Such disclosures are costly, could lead to negative publicity, may cause our Members to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. A security breach of any of our vendors that processes personally identifiable information of our Members may pose similar risks.

In May 2020, an unauthorized third party attempted to gain access to Dave Member accounts and was able to access Member profiles and Members’ partial or incomplete bank account information. We did not uncover any evidence that the attacker was able to take any actions with respect to the data other than gaining read access to it, nor do we believe any unauthorized transactions were made or ExtraCash overdrafts requested on our platform. We provided notice to relevant parties as required under applicable law and agreements and took steps to set up alerts to detect abnormal request volumes and introduced rate limiting at the IP address level. In addition, in June 2020, we were notified of an unauthorized third-party breach of our Dave database. The third party was able to gain access to Dave’s system by breaching the system of one of Dave’s third-party service providers. The attacker was able to download a large data set, including encrypted social security numbers for some Members; however, there was no evidence that unauthorized transactions were made or ExtraCash overdrafts requested on our platform, nor do we believe that the third party gained access to decryption keys or otherwise was able to decrypt the encrypted information. The May 2020 and June 2020 incidents are collectively referred to herein as the “2020 Incidents.” We took remedial measures, including the engagement of an outside security consultant to monitor for ongoing dark web activity and to conduct a security audit and incident investigation, and notified relevant parties as required under applicable law and agreements. As a result of the 2020 Incidents, we settled a purported class action in California for approximately $3.1 million and we settled individual claims outside of California for approximately $4.4 million. In addition, in 2024, our bank partner, Evolve, experienced a data breach that resulted in improper disclosure of certain of our Members’ information, including their names, Social Security numbers, partner bank account numbers, date of birth, and contact information. As we have increased our Member base and our brand has become more widely known and recognized, third parties may continue to seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our Members’ data.

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

Our core principle, and the foundation on which we have built our company, is to deliver simple, transparent, and fair financial products. Therefore, we have made in the past, and may make in the future, decisions that we believe will benefit our Members and therefore provide long-term benefits for our business, even if our decision negatively impacts our short-term results of operations. For example, on February 20, 2025, we announced the completion of changes to our optional fee revenue model (tips and instant transfer fees) for ExtraCash. The optional fee model was replaced with a simplified 5% overdraft service fee structure including a $5 minimum and $15 maximum, starting with new customers in December 2024, and completely transitioned to existing customers as of February 19, 2025. Our decisions may negatively impact our short-term financial results or not provide the long-term benefits that we expect, in which case the success of our business and results of operations could be harmed.

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

Dave has historically incurred losses in the operation of its business. Although we have recently achieved profitability, there is no guarantee that we will sustain profitability.

Since incorporation in October 2015, we have been engaged in growth activities related to building our business, which requires substantial capital and other expenditures. We have incurred net losses in previous fiscal years, and although we have recently achieved profitability, there is no guarantee that we will sustain profitability, and we may incur losses again in the future. We expect our cash needs to increase significantly for the next several years as we:

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

Fluctuations in market interest rates have had and could continue to have an adverse effect on our business.

In March 2022, in response to inflationary conditions, the U.S. Federal Reserve began raising the federal funds interest rate and continued to do so through July 2023, with the federal funds interest rate remaining elevated compared to March 2022 rates as of February 2025. Elevated interest rates have had, and may continue to have, an adverse impact on the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business.

Our operating results may fluctuate in the future.

Our quarterly and annual results of operations may fluctuate in the future, which may adversely affect our stock price. Fluctuations in our quarterly or annual results of operations might result from a number of factors, many of which are outside of our control, including, but not limited to:

•
the election by our Members on how they use our ExtraCash and Dave Banking products;
•
the timing and volume of ExtraCash overdraft payments and subscriptions and use of our products and services;
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

Negative publicity about us or our industry, even if inaccurate, could adversely affect our reputation and the confidence in, and use of our platform, potentially harming our reputation and causing disruptions to our platform. Such negative publicity could involve the: transparency, fairness, our Members’ experience, quality, and reliability of our platform or consumer fintech platforms in general, the effectiveness of our risk models, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, bank partners and structure of our bank partner products, service providers, or others in our industry, the experience of consumers with our platform or services. Any such reputational harm could further affect the behavior of consumers, including their willingness to use ExtraCash, deposit accounts, and other products and services facilitated through our platform. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

Misconduct and errors by our employees, contractors and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, contractors and third-party service providers. Our business depends on our employees, contractors and third-party service providers to facilitate the operation of our business and process a large number of increasingly complex transactions, and if any of our employees, contractors or third-party service providers provide unsatisfactory service or take, convert or misuse funds, documents or data (including Member and/or internal documents or data), make an error, or fail to follow protocol (including when interacting with Members), we could lose Members, harm our reputation, be liable for damages, be subject to repurchase obligations and be subject to complaints, regulatory actions and penalties.

While we have internal procedures and oversight functions designed to protect us against these risks, if any of the foregoing nonetheless were to occur, we also could be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability.

Additionally, our use of third-party vendors is subject to increasingly demanding regulatory requirements and oversight by our regulators. Regulations require us to perform due diligence and ongoing monitoring of, and exercise certain controls over, our third-party vendors and other ongoing third-party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships.

Any of these occurrences could result in our diminished ability to operate our business, potential liability to Members, inability to attract future Members, reputational damage, regulatory intervention, enforcement action and financial harm, which could negatively impact our business, financial condition and results of operations.

We have limited operating history and experience in managing a public company, and face significant challenges as a new entrant in our industry.

Legacy Dave was incorporated in October 2015, and we have a relatively short operating history in the financial services industry, which is continuously evolving. We have limited experience to date in building consumer financial services technology. We cannot provide assurance that we will be able to develop products and services on our platform that will enable us to meet quality, price and engineering standards, as well as comply with any regulatory standards we may be subject to. Our business and prospects should be considered in light of the risks and significant challenges we face as a new entrant in our industry, including, among other things, with respect to our ability to:

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

Furthermore, many of our senior management team have limited experience in managing a publicly-traded company. Their limited experience with the increasingly complex laws pertaining to public companies could be a significant disadvantage and an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company’s operations. We may not have adequate personnel with the appropriate level of knowledge, experience and training in accounting policies, compliance practices or internal controls required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require expenditures greater than expected, and a delay could impact our ability to accurately and timely report our operating results, timely file required reports with the SEC and comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We have expanded our employee base to support our operations as a public company and it is possible that additional employees may need to be hired, which will increase our operating costs in future periods.

Dave identified material weaknesses in its internal control over financial reporting in its financial statements for the years ended December 31, 2023 and 2022. If Dave identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.

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

Our remediation plans are described in Item 9A of this Annual Report on Form 10-K.

We cannot provide assurance that the measures we have taken to date and may take in the future will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses or identify additional material weakness in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required by the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of the Company’s Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

We use open source software in our products. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate it into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner under certain open source licenses, we could be required to make public the source code of our proprietary software products. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products, or take other remedial actions.

Natural catastrophic events, pandemics and man-made problems such as power disruptions, political instability, civil unrest, terrorist activity or war may disrupt our business.

Natural disasters, pandemics, other catastrophic events or man-made disasters may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Los Angeles, California, and our data centers are located in the Midwest. The west coast of the United States contains active earthquake zones and the greater Los Angeles area has recently experienced major fires, including the significant damage and lasting effects of the January 2025 wildfires, and may experience major fires in the future. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, political instability, civil unrest, war, or terrorist attack, we may be unable to continue our operations and may experience system interruptions, reputational harm, delays in our application development, lengthy interruptions in the availability of our products and services, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

In addition, the insurance we maintain may not cover or may be insufficient to cover our losses resulting from disasters, or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.

Since the beginning of March 2023, there have been public reports of instability at various financial institutions, with certain financial institutions being severely impacted. Financial services institutions are interrelated with our business as a result of our reliance on partner banks, card networks, payment processors and others in the financial services industry.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and adversely affect our financial condition and results of operations. For example, Silicon Valley Bank and Signature Bank were put into FDIC receivership in March 2023 and First Republic Bank was put into FDIC receivership in May 2023. These market developments have negatively impacted customer confidence in the safety and soundness of certain banks. As a result, our Members may choose to maintain deposits with other financial institutions or spread their deposit funds among multiple financial institutions. The closure of financial institutions, even if such financial institutions are unrelated to our business, may result in a deterioration of consumer confidence in banks and the banking system more broadly as well as declines in the price of our stock or reluctance of our Members to use our products and services.

It is likely that, if the banking sector deteriorates, the U.S. and/or other global economies would be adversely affected, including facing the possibility of a recession, the duration and severity of which is difficult to predict. These developments may adversely affect our business, financial condition and results of operations.

Our revenue is impacted, to a significant extent, by the general economy, the creditworthiness of the U.S. consumer and the financial performance of our partners.

Our business, the consumer financial services industry, and our partners’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, inflationary conditions, student loan obligations, consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions, including the current inflationary environment and possibility of a recession, reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified consumers to use ExtraCash. Such conditions are also likely to affect the ability and willingness of consumers to pay amounts owed under ExtraCash overdrafts facilitated through our platform, each of which would have an adverse effect on our business, results of operations, financial condition, and future prospects.

In addition, if a commercial partner becomes subject to a voluntary or involuntary bankruptcy proceeding, receivership or liquidation (or if there is a perception that it may become subject to such an action), consumers may have less incentive to pay their outstanding balances on ExtraCash overdrafts facilitated through our platform, which could result in higher charge-off rates than anticipated. Moreover, if the financial condition of a commercial partner deteriorates significantly or a commercial partner becomes subject to a bankruptcy proceeding, we may not be able to recover amounts due to us from the commercial partner.

Changes in U.S. policies may adversely impact our business, financial condition, and results of operations.

The current U.S. administration has signaled the potential imposition of tariffs and retaliatory tariffs against U.S. trading partners. Potential tariffs and trade restrictions may cause the prices of products to increase, which could reduce our Members’ disposable income, and adversely impact their spending, willingness to use ExtraCash, or ability to repay ExtraCash. This, in turn, could adversely affect our financial condition and results of operations.

The current U.S. administration is also proposing and seeking to implement significant changes to the size and scope of the federal government. These changes may include reductions to government funding of various programs and agencies, alteration of the payment systems it uses, changes in policy direction, reduction and possible elimination of various federal agencies and bureaus and reduction of the overall federal government workforce. These changes, which may have a positive impact by reducing the overall federal deficit and reducing regulatory burden, may also have potential negative impacts, including impacts on the economy as a whole or different regions or segments of the economy. Accordingly, it is possible that such comprehensive changes may be materially adverse to our Members, business, financial condition and results of operation.

We operate in a cyclical industry. In an economic downturn, default rates may increase, there may be decreased demand for our products, and there may be adverse impacts to our business.

Recent macroeconomic factors, such as elevated interest rates, global events and market volatility, may cause the economy to enter into a period of slower economic growth or a recession, the length and severity of which cannot be predicted. Such uncertainty and negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our Members and non-payment by our technology platform clients, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments, lending decisions or technology platform client selections. Any of these factors could have a detrimental impact on our financial performance and liquidity.

The longevity and severity of a downturn or recession will also place pressure on our business and strategy. The timing and extent of a downturn may require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us.

There can be no assurance that economic conditions will be favorable for our business, that customer interest in our platform as a service will remain at current levels, or that default rates by Members will not increase. These impacts could limit our access to capital and negatively impact our profitability.

Risks Related to Regulatory and Legal Matters

Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws, and is subject to regulatory investigations and consumer litigation.

We are subject to extensive regulation under United States federal and state laws and regulations. Regulators have broad discretion with respect to the interpretation, implementation, and enforcement of these laws and regulations, including through enforcement actions that could subject us to civil money penalties, Member remediation, increased compliance costs, and limits or prohibitions on our ability to offer certain products or services or to engage in certain activities. Any failure or perceived failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and/or damage our reputation or cause us to modify our products and operations or cease our ability to offer certain products altogether, which could materially and adversely affect our business. Moreover, any competitors subject to different, or in some cases less restrictive, legislative or regulatory regimes may have or obtain a competitive advantage over us.

We are subject to the regulatory and enforcement authority of the CFPB, which oversees compliance with federal consumer financial protection laws. In addition, our partnership with Evolve and with Coastal Community Bank are subject to the supervisory authority of the Federal Reserve, which is the primary federal bank regulator of Evolve and Coastal Community Bank, and their respective state banking regulators. Any future bank partnership will also be subject to the supervisory authority of the partner bank’s primary federal and any applicable state bank regulator. The CFPB has broad enforcement powers, and upon determining a violation of applicable law has occurred can order, among other things, rescission or reformation of contracts, the refund of moneys, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The cost of responding to investigations can be substantial and an adverse resolution to an investigation, including a consent order or other settlement, may have a material adverse effect on our business, financial position, results of operations and future prospects.

For example, in January 2023, the Company received a Civil Investigative Demand from the Federal Trade Commission (the “FTC”) staff seeking information in connection with the sale, offering, advertising, marketing or other promotion of cash advance products and online financial services. In response, the Company cooperated with the FTC staff while seeking to engage constructively with the FTC to resolve this matter.

On August 21, 2024, the FTC staff sent the Company a proposed consent order and draft complaint, alleging that the Company had violated Section 5(a) of the Federal Trade Commission Act (“FTC Act”) which prohibits “unfair or deceptive acts or practices in or affecting commerce” and certain provisions of the Restore Online Shoppers’ Confidence Act related to the Company’s platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against the Company. The Complaint sought a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” The FTC then referred the case to the Department of Justice (the “DOJ”), and on December 30, 2024, the DOJ filed an amended civil complaint in the United States District Court for the Central District of California, naming the Company and our Chief Executive Officer, Jason Wilk as defendants (the "Amended Complaint"). The Amended Complaint alleges that Dave violated Section 5(a) of the FTC Act as well as the Restore Online Shoppers' Confidence Act. The DOJ is seeking injunctive relief, civil penalties, monetary relief and other relief. On February 28, 2025, we filed a motion to dismiss the DOJ’s Amended Complaint.

Although the Company believes that its practices have at all times been in compliance with applicable law, the outcome of any case in litigation is uncertain. Therefore, for the year ended December 31, 2024, the Company recorded a $7 million litigation and settlement accrual for this matter. Significant changes in the accrual may be required in future periods as the case progresses and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of this matter due to, among other things, the fact that it raises difficult factual and legal issues and is subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in the litigation, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of this matter could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

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

Our “terms of use” for the Dave App as well as the Evolve agreements related to the ExtraCash and deposit accounts include arbitration clauses, and any future bank partner agreements related to the ExtraCash and deposit accounts are also expected to include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits. Even if our arbitration clause remains enforceable, we may be subject to mass arbitrations in which large groups of consumers bring arbitration claims against the Company simultaneously.

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

Regulatory agencies and consumer advocacy groups are highly focused on potential discrimination resulting from the use of machine learning and “black-box” algorithms.

We face the risk that one or more of the variables included in our proprietary machine learning engine or other models may be deemed a proxy for a protected characteristic such as race, ethnicity, or sex in violation of the ECOA. In addition, our models could inadvertently result in a “disparate impact” on protected groups. If our models were deemed to raise discrimination risk, they may need to be revised or eliminated, which could decrease the effectiveness of our models Although we may review our models for potential fair lending risk, we may be unable to identify and modify or eliminate all practices or variables causing the risk.

The financial services industry continues to be highly regulated and subject to new laws or regulations in many jurisdictions, including the U.S. states in which we operate, which could restrict the products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current or future operations.

We are required to comply with frequently changing federal, state, and local laws and regulations that regulate, among other things, the terms of the financial products and services we offer. New laws or regulations may require us to incur significant expenses to enable compliance. Federal and state regulators of consumer financial products and services are also enforcing existing laws, regulations, and rules more aggressively, and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. For example, State attorneys general have indicated that they will take a more active role in enforcing consumer protection laws, including through the establishment of state consumer protection agencies as well as the use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB.

In addition, regulators are interpreting existing laws, regulations and rules in new and different ways as they attempt to apply them to novel products and business models such as ours. The regulatory landscape in which we operate continues to evolve, and the CFPB has issued several interpretive statements and guidance that could impact our business practices. For example, in July 2024, the CFPB proposed an interpretive rule on paycheck advance and earned wage access, a model which Dave was originally founded on but transitioned away from beginning in 2022. If the CFPB determines that our current business model and practices fall within the scope of the proposed interpretive rule and finalizes the rule in a form similar to its proposal, we could be subject to additional regulatory requirements and scrutiny. Changes in the laws, regulations and enforcement priorities applicable to our business, or changes in the way existing laws and regulations are interpreted and applied to us, could have a material impact on our business model, operations and financial position. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions or render them unprofitable and/or impractical to continue.

The application of traditional federal and state consumer protection statutes and related regulations to innovative products offered by financial technology companies such as us is often uncertain, evolving and unsettled. To the extent that our products are deemed to be subject to any such laws, we could be subject to additional compliance obligations, including state licensing requirements, disclosure requirements and usury or fee limitations, among other things. Application of such requirements and restrictions to our products and services could require us to make significant changes to our business practices (which may increase our operating expenses and/or decrease revenue) and, in the event of retroactive application of such laws, subject us to litigation or enforcement actions that could result in the payment of damages, restitution, monetary penalties, injunctive restrictions, or other sanctions, as well as unenforceability of ExtraCash overdrafts facilitated through our platform, any of which could have a material adverse effect on our business, financial position, and results of operations.

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

Recent actions by the current U.S. administration affecting the operations of the CFPB have led to uncertainty as to the future activities of that agency. These actions may lead to uncertainty in the consumer financial services marketplace and have collateral implications relating to, among other things, the business operations of some market participants, competition, and state agency and private enforcement of consumer protection laws, and which could potentially have adverse impacts on our business and operations.

We are subject to extensive federal, state, and local laws and regulations relating to consumer financial protection.

We and/or our bank partner are or may be subject to federal, state, and local laws and regulations governing consumer financial services. Such laws and regulations include the Truth in Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Restore Online Shoppers’ Confidence Act, the FTC’s Rule Concerning Recurring Subscriptions and Other Negative Option Programs, the Consumer Financial Protection Act, the Truth in Savings Act, Electronic Fund Transfer Act, Telephone Consumer Protection Act, Controlling the Assault of Non-Solicited Pornography And Marketing Act, Gramm-Leach-Bliley Act, the CFPB’s Payday, Vehicle Title, and Certain High-Cost Installment Loans Rule, Military Lending Act, Servicemembers Civil Relief Act, prohibitions against unfair, deceptive, and abusive acts and practices, regulations implementing the statutes described above and similar state and local laws and regulations, and other laws and regulations relating to consumer credit, fair lending and banking, overdraft services, funds availability, privacy and data protection, open banking and making available consumer financial data (including Section 1033 of the Consumer Financial Protection Act), artificial intelligence, sales and cancellation practices, terms and conditions in agreements for consumer financial products or services including unilateral changes by the provider, licensure and registration, and other topics. Litigation, regulatory actions, and compliance issues relating to these and other laws could subject us to fines, penalties, restrictions on our business practices, judgments, remediation costs, requirements resulting in increased expenses, and reputational harm.

If ExtraCash overdrafts or other transactions originated through a bank partner are found to violate applicable state usury laws or other lending laws, it could materially adversely affect our business.

The terms and conditions of products originated through a bank partner, including ExtraCash, are based on the overdraft lending authority of the bank partner, which is exempt under federal preemption law from certain state consumer finance laws, and the non-applicability of certain state consumer finance laws including state licensing and usury restrictions.

Certain recent litigation, regulatory enforcement, and legislation has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. For example, several states, including Connecticut, Hawaii, Georgia, Illinois, Maine, Minnesota, Nevada, New Hampshire, New Mexico, and Washington, have adopted statutory “true lender” tests that evaluate whether a bank partner or nonbank entity is the “true lender” based on considerations including which party holds the “predominant economic interest” in a loan and “the totality of the circumstances.”

State enforcement authorities have also brought a number of actions disputing the characterization of a bank partner as the “true lender” when partnering with a nonbank. For example, in June 2020, the Washington, DC Attorney General filed a lawsuit against an online lender, Elevate for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap based on the allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated the loans. This case ultimately settled, with Elevate agreeing to charge rates only up to 24% and to refund consumers who were charged rates over what is allowed under Washington, DC law. In August 2020, the Administrator of the Colorado Uniform Consumer Credit Code reached a settlement with respect to complaints against two online lending platforms, including with respect to the role of lending partners originating loans and non-bank purchasers of such loans. In addition, Colorado has passed legislation to opt out of the federal law that allows state-chartered banks to lend at rates that are permissible in their home state. While this legislation became effective on July 1, 2024, it has been enjoined with respect to loans to Colorado residents that are not “made in” Colorado—that is, where the lender is located and performs loan-making functions outside of Colorado. Finally, in June 2024, the Massachusetts Attorney General entered into a settlement with a fintech company it believed to be the true lender of loans originated using a bank partnership model.

If a court or a state or federal enforcement agency were to determine that Dave—rather than its bank partner—is the “true lender” for ExtraCash overdrafts, and that for this reason (or any other reason) our business is thus subject to and in violation of certain consumer finance laws and regulations, it could materially adversely affect our business and subject us to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and render void or enforceable in whole or in part transactions originated through a bank partner.

Our use of vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use vendors and subcontractors as part of our business. We also depend on our substantial ongoing business relationships with our originating bank partner and other third parties. These types of third-party relationships, including with our bank partner, are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation), the CFPB, state and international regulators (see above risk factor: "We currently rely on a single bank partner, and if our present or any future key banking relationships are terminated and we are not able to secure or successfully migrate client portfolios to a new bank partner or partners, or our bank partner becomes subject to regulatory restrictions or other operational disruptions, our business would be adversely affected)."

In addition, state and federal agencies have broad discretion in their interpretation of laws and requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. For example, in the third quarter of 2024, the FDIC issued proposed rules that, if finalized as proposed, would (i) expand the scope of deposits that constitute “brokered deposits,” potentially limiting the ability of our bank partner to accept Members’ deposits without those deposits being considered brokered and therefore disincentivizing partnership with us; and (ii) establish new recordkeeping requirements for “custodial deposit accounts with transactional features,” potentially including deposit accounts offered to our Members by our bank partner, which could greatly increase our compliance and operational costs associated with the partnership. These initiatives and the uncertainty of the federal and state regulatory environments around bank partnership programs may increase compliance and operational costs associated with our business or impact our relationships with our current partner bank or any future partner bank and mean that our efforts to launch products and services through bank partners may not ultimately be successful, or may be restricted or challenged by legislation or regulatory action.

If the legal structure underlying our relationship with our partner bank were to be successfully challenged or otherwise restricted, we would need to find an alternative bank relationship. Furthermore, our current or any future bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which, even if unrelated to our business, could impose restrictions on the bank partner’s ability to continue to extend credit on current terms or offer services that are required for certain of our products. Banking regulators in the United States have recently increased their scrutiny of bank partnerships with third-party financial service providers through the release of statements, requests for information and proposed regulations. These releases have coincided with a significant increase in the number of enforcement actions relating to banks’ third-party arrangements. For example, in June 2024, the Federal Reserve Board issued a cease and desist order against Evolve for alleged deficiencies in its anti-money laundering, risk management and consumer compliance programs. Federal or state regulators may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny and otherwise increase our regulatory requirements, which may require us to expend substantial resources, discontinue certain products, or adversely affect our ability to expand our business.

It is expected that regulators will hold us responsible for deficiencies in our oversight and control of third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over vendors and subcontractors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for consumer remediation.

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

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activities regarding consumer finance transactions. For example, several states, including California, Kansas, Missouri, Nevada, South Carolina, and Wisconsin, have adopted regulatory and licensing requirements specific to “earned wage access” products (collectively, “State Earned Wage Access Laws”). The Connecticut Department of Labor also issued guidance regarding earned wage access products, stating that the products may implicate state wage statutes and fees for the products that are passed to the employees must be approved by the Commissioner of Labor. The State Earned Wage Access Laws have exemptions for bank-issued products such as ExtraCash, but it is possible that the relevant states’ regulatory authorities may not agree with the Company’s interpretation of these exemptions. In addition, certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. The application of some consumer finance licensing laws to Dave is uncertain, evolving and unsettled. If we were found to be in violation of one or more of the licensure or State Earned Wage Access Laws, we could be subject to fines, damages, injunctive relief, and other penalties or consequences. For example, in November 2024, the Washington, D.C. attorney general filed a complaint against the earned wage access provider EarnIn, alleging that its product is a loan, that fees for instant access to funds are misrepresented to consumers and not properly disclosed, and that the interest rate associated with the fees for instant access to funds exceeds the Washington, D.C. usury cap. Also in November 2024, consumers filed an amended class action complaint against EarnIn in the Northern District of California, alleging that the fees for instant access to funds and tipping on the platform are finance charges, and that EarnIn failed to make required disclosures under the Truth in Lending Act and its implementing regulations.

We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of certain consumer financial licensing laws to our platform and the related activities it performs is not always clear, and regulatory agencies may not agree with our determinations on the applicability of such laws to us. In addition, state licensing requirements may evolve over time, including, in particular, recent trends in legislation seeking to impose licensing requirements and regulation of parties engaged in the business of offering “earned wage access” products to consumers. For example, in 2023, the banking regulators in Connecticut and Maryland issued guidance (and in the case of Maryland, a regulatory change) (collectively, “State Regulatory Changes”) indicating that traditional “earned wage access” products would, under certain circumstances, be considered small loans under the state lending laws, and that optional fees and tips, which the Company previously received in connection with ExtraCash, would be finance charges for purposes of calculating the interest rate under the state’s applicable usury limit under certain circumstances. These State Regulatory Changes would subject those covered by them to licensure and limitations or prohibitions on certain charges. Although we do not believe that ExtraCash is covered by the State Regulatory Changes, there may be uncertainty regarding the application of the State Regulatory Changes to our business.

We have received an inquiry from the Connecticut banking regulator relating to licensing and the State Regulatory Changes, our relationship with our bank partner, and other issues relating to earned wage access and related products we offer in Connecticut. We have also recently received an inquiry from the Maryland banking regulator regarding licensure and the State Regulatory Changes, and a subpoena from the Maryland Attorney General requesting information regarding any earned wage access and related products that we offer in the state of Maryland, including information relating to marketing practices, fees, our bank partnership, and other issues. Although we believe that our practices and products offered at all times in Maryland and Connecticut have been in compliance with applicable law, the defense or resolution of these matters could involve significant monetary costs or penalties and have a significant impact on our financial results and operations.

Additionally, in December 2021, we entered into a Memorandum of Understanding (“MOU”) with the California Department of Financial Protection and Innovation (“CA DFPI”). The MOU required us to provide the CA DFPI with certain information as requested by the CA DFPI and adhere to certain practices in connection with our prior ExtraCash product (including certain disclosures related to not being licensed by the CA DFPI). The CA DFPI finalized a new California Consumer Finance Protection Law regulation, effective February 15, 2025, which requires providers of income-based advances (and other providers) to register with the DFPI (the “DFPI Regulation.”) The DFPI Regulation has an exemption for bank-issued products such as ExtraCash. The MOU terminated on the DFPI Regulation’s effective date. The Company's prior advance product was no longer offered after June 2023 and there are no outstanding prior advances of this product with balances owed. Accordingly, the Company believes that the termination of the MOU, as well as the DFPI Regulation, have no material impact on the Company. It is possible that the DFPI may not agree with the Company’s interpretation of the DFPI Regulation, and if we were found to be in violation of the DFPI Regulation, we could be subject to fines, damages, injunctive relief, and other penalties or consequences.

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

We are subject to a variety of laws, rules, directives, and regulations, as well as contractual obligations, relating to the processing of personal information, including personally identifiable information. The regulatory framework for privacy and data protection worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to continue to evolve for the foreseeable future. Legislators and regulators are increasingly adopting or revising privacy and data protection laws, rules, directives, and regulations, each of which could have a significant impact on our current and planned privacy and data protection-related practices, our processing of consumer or employee information, and our current or planned business activities.

Compliance with current or future privacy and data protection laws (including those regarding security breach notification) affecting consumer and/or employee data to which we are subject could result in higher compliance and technology costs and restrict our ability to provide certain products and services (such as those that involve sharing information with third parties or storing sensitive information), which could materially and adversely affect our profitability and could reduce income from certain business initiatives.

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

We rely on obtaining our Member’s banking data, with their consent, through a third party, in order to provide ExtraCash, deposit and budgeting products. If such data becomes more difficult or expensive to obtain due to changing laws and regulations, our operating results may be impacted. For example, in October 2024, the CFPB finalized a rule intended to accelerate a shift towards open banking by establishing a comprehensive regulatory framework providing consumers and their authorized third parties with rights to receive access to consumers’ personal financial data held by a financial institution. These rules also propose limitations on authorized third parties’ (such as Dave’s) collection, use and retention of such data including restrictions on using the data for cross-marketing purposes. If these rules become effective, we and our third-party service providers may be required to annually certify compliance with these requirements and limitations on use as a condition to obtaining Members’ banking data through a third party, which could cause us to lose certain Members and could require us to cease using Members' banking data for cross-marketing purposes. If we or any of our third-party service providers are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, we could be directly or indirectly harmed, including by losing access to our Members’ banking data, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, discontinue certain products, or cease providing services to a certain Members, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.

Laws and regulations relating to memberships and subscriptions may adversely affect our business.

Laws and regulations relating to memberships and subscriptions, including sales and cancellation of such products, may have an adverse effect on our business. These laws and regulations include the Restore Online Shoppers’ Confidence Act, the FTC’s Rule Concerning Recurring Subscriptions and Other Negative Option Programs, prohibitions against unfair, deceptive, and abusive acts and practices, and similar state laws. The interpretation and application of these laws to our business may be unclear and evolving. Any failure or perceived failure to comply with any of these laws or regulations could subject us to lawsuits, governmental actions, regulatory scrutiny, damage to our reputation, and otherwise result in potential liability and have an adverse effect on our business, results of operations, financial condition, future prospects, and cash flows.

We are required to comply with anti-money laundering and anti-terrorism financing laws, as well as the Bank Secrecy Act, including through obligations imposed by our third-party service providers. Failure to comply with these obligations could have significant adverse consequences for us.

If our controls designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws, as well as the Bank Secrecy Act, and regulations are ineffective in ensuring compliance with all such laws and regulations, our failure to comply with these laws and regulations could result in a breach and termination of certain third-party agreements or criticism by international or state governmental agencies, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Litigation, regulatory actions, and compliance issues could subject us to fines, penalties, judgments, remediation costs, and/or other requirements resulting in increased expenses and reputational harm.

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our Members in connection with commercial disputes, employment claims made by our current or former employees, or claims for reimbursement following misappropriation of Member data. Our business is also subject to increased risks of litigation and regulatory actions as a result of the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on the financial services industry in general and consumer financial services in particular.

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

In addition, a number of participants in the consumer finance industry have been the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive, or abusive acts or practices; violations of state licensing and lending laws, including state interest rate limits; actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have an adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB and FTC may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages in excess of the amounts we earned from the underlying activities.

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

Shares of Dave Class V Common Stock have 10 votes per share, while shares of Dave Class A Common Stock have one vote per share. Jason Wilk, Dave’s co-founder and its Chief Executive Officer and President, holds all of the issued and outstanding shares of Dave Class V Common Stock. Accordingly, as of February 20, 2025, Mr. Wilk holds approximately 60.0% of the voting power of our capital stock on an outstanding basis and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of Dave’s assets or other major corporate transactions. Mr. Wilk may have interests that differ from other shareholders’ and may vote in a way with which you disagree and which may be adverse to other shareholder interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Dave, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Dave and might ultimately affect the market price of shares of Dave Class A Common Stock.

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
•
investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings, including with respect to the DOJ's Amended Complaint;
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

•
changes in capital structure, including future issuances of securities or the incurrence of debt; and
•
general economic, political and market conditions, including fluctuating interest rates.

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

Our amended and restated certificate of incorporation contains exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This provision does not apply to suits brought to enforce any duty or liability created by the Securities Act, or rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities is deemed to have notice of and consented to our exclusive forum provisions, including the federal forum provision. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Dave is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide income. Further, since Dave’s operations and Members are located throughout the United States, Dave will be subject to various U.S. state and local taxes, including local and state sales and use taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Dave and may have an adverse effect on its business and future profitability.

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

In the event that Dave’s business expands domestically or internationally, its effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. Generally Accepted Accounting Principles (“GAAP”), changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect Dave’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction, and (d) pre-tax operating results of Dave’s business.

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

If accounting standards change or if our estimates or assumptions relating to our critical accounting policies prove to be incorrect, our results of operations and financial condition could be adversely affected.

Our financial statements are subject to the application of GAAP, which is also subject to varying interpretations over time. We are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB, the SEC, and bank regulatory authorities. Those changes are beyond our control but could adversely affect our results of operations and financial condition.

Additionally, the preparation of our financial statements in conformity with GAAP requires estimates and assumptions that affect the amounts reported and disclosed in our financial statements. While we base our estimates and assumptions on historical experience and other assumptions that we believe to be reasonable under the circumstances, our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of the Dave Class A Common Stock equals or exceeds $576.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Warrants will be redeemable by us for cash so long as they are held by the initial purchasers or their permitted transferees.

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

Sales of a substantial number of the Dave Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Dave Class A Common Stock. As of February 20, 2025, our current officers and directors hold approximately 16% of the outstanding shares of Common Stock, including the 1,514,082 shares of Dave Class V Common Stock convertible into shares of Dave Class A Common Stock, which represents approximately 60% of the voting power of the outstanding shares of Common Stock.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. We expect to remain an emerging growth company until December 31, 2025 and to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following March 4, 2025, the fifth anniversary of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the shares of Dave Class A Common Stock that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

Risks Relating to our Indebtedness

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our Debt Facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The Debt Facility, and any additional indebtedness we incur in the future, could adversely affect our business and financial results.

In January 2021, we entered into the Debt Facility, which we subsequently amended four times, which provides for $150.0 million in debt financing that matures in December 2026.

As of December 31, 2024 and December 31, 2023, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

Our ability to make payments on the Debt Facility, to repay the Debt Facility when due, and to fund our business, operations and significant planned capital expenditures will depend on our ability to pay with available cash or generate cash in the future. The Debt Facility, and any additional indebtedness we may incur in the future, could require us to divert funds identified for other purposes to service the Debt Facility. If we cannot generate sufficient cash flow from our operations to service the Debt Facility, we may need to refinance the Debt Facility, dispose of assets, or issue additional equity to obtain the necessary funds. If required to do so, we may be unable to take any of these actions on a timely basis, on terms satisfactory to us or at all.

In addition, the Debt Facility contains certain financial covenants and restrictions on our activities. Compliance with these covenants may require us to divert funds intended for other uses and limit our flexibility to take certain actions.

See Note 11 of the accompanying consolidated financial statements for more information about the Debt Facility.

We guarantee certain obligations of one of our wholly-owned subsidiaries, which guarantee contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

One of our wholly-owned subsidiaries, Dave OD Funding, has a Debt Facility. We have guaranteed certain of Dave OD Funding’s obligations under the Debt Facility. The Debt Facility contains financial covenants and other restrictions on our actions, which could limit our operational flexibility and otherwise adversely affect our financial condition.

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

Item 2. Properties.

We operate out of our headquarters in Los Angeles, California. We maintain two sublease agreements for approximately 9,000 square feet located in Los Angeles, California. The subleases for the Los Angeles spaces are scheduled to expire in December 2025 and October 2028, respectively.

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

Holders of Record

As of December 31, 2024, there were 55 holders of record of Dave Class A common stock, one holder of record of our Class V common stock and 17 holders of record of the public warrants. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Sales of Unregistered Securities

On January 29, 2024, the Company repurchased the $105.5 million outstanding balance of the convertible note as of December 31, 2023 for $71.0 million. Refer to Note 9 Convertible Note in the notes to our consolidated financial statements for the year ended December 31, 2024 contained in this Annual Report on Form 10-K.

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

Overview

Company Overview

Dave was launched in 2017 to provide a faster, more transparent, and lower-cost alternative to traditional financial institutions, particularly for those living paycheck to paycheck. Inspired by the story of David vs. Goliath, we set out to challenge legacy banking by leveraging technology to expand financial access and improve consumer financial health. Through our mobile-first platform, we deliver innovative financial products designed to help underserved consumers manage their money more effectively. Our mission is to level the financial playing field by providing intuitive, transparent, and accessible solutions that empower our Members to navigate life’s financial challenges with confidence.

We have engineered a purpose-driven platform designed to deliver on our mission, making a significant impact across the stakeholder groups we serve. Since our inception, more than 16 million Members have signed up for the Dave app, with over 12 million having used at least one of our products. We have provided Members with more than $15 billion in ExtraCash, offering critical liquidity when they need it most. To further support our communities, we have donated approximately $23 million to charity and important causes since inception.

Customers value our products, as demonstrated by more than 700,000 App Store reviews with an average 4.8-star rating as of February 2025. Our business model is built on transparency and customer alignment and building relationships with our Members that drive positive outcomes for both them and our business.

At the core of our success is a world-class team dedicated to delivering on our mission. Dave has been recognized by Built In as a Best Place to Work for five consecutive years, reinforcing our commitment to both our Members and employees.

Market Opportunity

The U.S. financial system has historically failed to address the needs of the millions of Americans who are living paycheck to paycheck. According to the Financial Health Network (“FHN”) in 2024, approximately 180 million Americans are classified as financially “coping” or “vulnerable” representing over 70% of the U.S. population, up from 66% in 2021. A December 2024 report by PYMNTS also found that 65% of U.S. consumers were living paycheck to paycheck, up from 60% a year earlier. This market includes both young and financially challenged individuals who have trouble managing cash flow, have minimal savings, regularly overdraft, and pay high fees for access to financial services. FHN research estimates there is approximately $38 billion of fees paid annually for access to basic checking services, including account maintenance fees, overdraft fees and ATM fees and that financially vulnerable and coping populations pay over $200 billion in annual fees and interest for short-term credit. We believe these insights are supported by a Dave study of our Members which reveals that traditional financial institutions charge consumers between $350-$400 of fees annually for access to basic checking services. We also believe these trends underscore a growing need for better financial solutions and illustrate the depth of our total addressable market (“TAM”), which we estimate to be approximately 180 million Americans that do not have access to affordable and effective banking solutions.

We believe that these high costs are the result of the cost structure of incumbents. With expensive brick-and-mortar bank branch networks, antiquated technology, large employee bases, and inefficient customer acquisition strategies, legacy institutions have significant costs to serve their customers, which drives the high price that customers have to pay for access to their services. By leveraging world-class technology and harnessing the power of data and artificial intelligence, we believe that we have dramatically reduced the costs to serve customers in this market. Through this structural advantage, we are able to provide increased access to banking and credit products at lower costs, resulting in a much stronger value proposition to our Members.

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

Concentration

We rely on agreements with Evolve, currently our only active bank partner, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. See Part II Item 1A, “Risk Factors” for additional information. Given the size and consistent growth of our Member base as well as how our product capabilities have been expanding, we recently announced an additional financial institution with which we will partner.

Industry Trends/General Economic Conditions

We expect economic cycles to affect our business, financial performance, and financial condition. Macroeconomic conditions, including, but not limited to, regulatory uncertainty, fluctuating interest rates, inflation, unemployment rates, and consumer sentiment may impact consumer spending behavior and consumer demand for financial products. Although the Company’s business operations have not been materially impacted as of the date of this report, our business, financial condition, results of operations and prospects may be adversely affected due to the ongoing nature of these macroeconomic factors. Interest rates have remained elevated over the last two years which has increased the costs of borrowing on our Debt Facility. Higher interest rates also often lead to higher payment obligations, which may reduce the ability of Members to repay their ExtraCash and, therefore, lead to increased delinquencies, write-offs and decreased recoveries. We also believe that higher interest rates may increase demand for ExtraCash as consumers seek additional sources of liquidity to help them fund higher costs of living. Additionally, higher levels of unemployment could adversely impact Members’ income levels and, hence, the ability of Members to repay, which could lead to deterioration in credit performance. We believe that our underwriting engine is well positioned to evaluate credit risk in a higher unemployment environment as it analyzes bank account transaction data to assess, nearly in real-time, changes in Members’ income, spending, savings, and employment status. We also believe that demand for ExtraCash may increase in periods of higher unemployment as consumers seek additional sources of liquidity to help them meet their financial obligations.

Key Components of Statements of Operations

Basis of presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying consolidated financial statements of Dave included in this report.

Service based revenue, net

Service based revenue, net primarily consists of optional express processing fees, optional tips, overdraft service fees and subscriptions charged to Members, net of processor-related costs associated with ExtraCash disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners and revenue share from our surveys partner.

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

Operating expenses

We classify our operating expenses into the following five categories:

Provision for Credit Losses

The provision for credit losses primarily consists of an allowance for expected credit losses at a level estimated to be adequate to absorb credit losses inherent in the outstanding ExtraCash receivables, inclusive of outstanding processing fees and tips along with outstanding amounts aged over 120 days or which become uncollectible based on information available to us during the period. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as collections trends and cash collections received subsequent to the balance sheet date. Changes to the allowance have a direct impact on the provision for credit losses in the consolidated statement of operations. We consider ExtraCash receivables, aged more than 120 days or which become uncollectible based on information available to us as impaired. All impaired ExtraCash receivables, are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for credit losses. Subsequent recoveries, if any, of Member ExtraCash receivables, written-off are recorded as a reduction to ExtraCash receivables, resulting in a reduction to the allowance for credit losses and a corresponding reduction to the provision for credit losses in the consolidated statements of operations when collected.

Processing and Servicing Costs

Processing and servicing fees consist of fees paid to our processing partners for the recovery of ExtraCash, optional tips, optional express processing fees, overdraft service fees and subscriptions. These expenses also include fees paid for services to connect Members’ bank accounts to our application. Except for processing and servicing fees associated with ExtraCash originations which are recorded net against revenue, all other processing and service fees are expensed as incurred.

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

Other Operating Expenses

Other operating expenses consist primarily of technology and infrastructure (third-party Software as a Service or “SaaS”), commitments to charity, checking product costs (program expenses, association fees, processor fees, losses from Member-disputed transactions, bank card fees and fraud), depreciation and amortization of property and equipment and intangible assets, legal fees, rent, certain sales tax related costs, office related expenses, public relations costs, professional services fees, travel and entertainment, and insurance. Costs associated with technology and infrastructure (third-party SaaS), depreciation and amortization of property and equipment and intangible assets, legal fees, rent, office related expenses, public relations costs, professional services fees, travel and entertainment, and insurance vary based upon our investment in infrastructure, business development, risk management and internal controls and are generally not correlated with our operating revenues or other transaction metrics.

Other (income) expenses

Other (income) expenses consist of interest income, interest expense, gain on extinguishment of convertible debt, earnout liabilities fair value adjustments and changes in fair value of warrant liabilities.

Provision for income taxes

Provision for income taxes consists of the federal and state corporate income taxes accrued on income resulting from the sale of our services.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Operating revenues

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2024	2023	2024/2023	2024/2023
Service based revenue, net
Processing fees, net	$218,802	$152,490	$66,312	43%
Tips	67,563	56,945	10,618	19%
Subscriptions	24,599	21,483	3,116	15%
Other	462	1,323	(861)	-65%
Transaction based revenue, net	35,650	26,852	8,798	33%
Total	$347,076	$259,093	$87,983	34%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with ExtraCash originations, for the year ended December 31, 2024 were $218.8 million, an increase of $66.3 million, or 43%, from $152.5 million for the year ended December 31, 2023. The increase was primarily attributable to increases in transacting Members, increases in total ExtraCash origination volume from approximately $3.6 billion to approximately $5.1 billion year over year and average ExtraCash origination amounts that increased from $152 to $170 as of the years ended December 31, 2023 and 2024, respectively.

As a percentage of total ExtraCash volume, processing fees remained relatively flat, year over year. Additionally, the average processing fees Members paid to expedite ExtraCash increased modestly, while the percentage of Members that chose to pay a processing fee to expedite ExtraCash remained relatively flat for the year ended December 31, 2024 as compared to the year ended December 31, 2023, respectively. Going forward, we expect processing fees to increase as expedited ExtraCash volume and average expedited ExtraCash sizes increase, however, processing fees have not always trended ratably. Prior to the implementation of percentage-based processing fees in late 2023, processing fees did not scale ratably with expedited ExtraCash origination amounts.

Tips

Tips for the year ended December 31, 2024 were $67.6 million, an increase of $10.6 million, or 19%, from $56.9 million for the year ended December 31, 2023. The increase was primarily attributable to higher tips from Members due primarily to increases in transacting Members, increases in total ExtraCash origination volume from approximately $3.6 billion to approximately $5.1 billion year over year and average ExtraCash origination amounts that increased from $152 to $170 as of the years ended December 31, 2024 and 2023, respectively.

As a percentage of total ExtraCash volume, tips decreased from 1.57% to 1.33% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The average tip Members chose to leave increased modestly while the percentage of Members that chose to leave a tip decreased modestly for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Tip amounts may not always trend ratably as tips can vary depending on the total amount of the ExtraCash, amount of tips Members choose to leave and the percentage of Members who leave a tip.

Subscriptions

Subscriptions for the year ended December 31, 2024 were $24.6 million, an increase of $3.1 million, or 15%, from $21.5 million for the year ended December 31, 2023. The increase was primarily attributable to an increase in paying Members on our platform.

Other

Other revenue for the year ended December 31, 2024 was $0.5 million, a decrease of $0.9 million, or 65% from $1.3 million for the year ended December 31, 2023. The decrease was primarily attributable to lower revenues resulting from the elimination of our Legacy Rewards product in 2023.

Transaction based revenue, net

Transaction based revenue, net for the year ended December 31, 2024 was $35.7 million, an increase of $8.8 million, or 33%, from $26.9 million, for the year ended December 31, 2023. The increase was primarily attributable to interchange revenue earned from the growth in Members engaging with our Checking Product and card spend of $1.9 billion for the year ended December 31, 2024, an increase of 40%, from $1.4 billion for the year ended December 31, 2023, in addition to increases in fees earned from Members' funding and withdrawal-related transactions, offset by an increase of $1.2 million in interest due to Members.

Operating expenses

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2024	2023	2024/2023	2024/2023
Provision for credit losses	$54,626	$58,386	$(3,760)	-6%
Processing and servicing costs	30,377	28,926	1,451	5%
Advertising and marketing	44,904	48,392	(3,488)	-7%
Compensation and benefits	107,028	94,910	12,118	13%
Other operating expenses	75,530	70,679	4,851	7%
Total	$312,465	$301,293	$11,172	4%

Provision for credit losses—The provision for credit losses totaled $54.6 million for the year ended December 31, 2024, compared to $58.4 million for the year ended December 31, 2023. The decrease of $3.8 million, or 6%, was primarily attributable to a decrease of $10.3 million related to ExtraCash receivables aged over 120 days and those that have become uncollectible based on information available to us, offset by an increase in provision expense of $6.6 million related to ExtraCash receivables aged 120 days and under.

The decrease in provision expense of $10.3 million related to ExtraCash receivables aged over 120 days and those which have become uncollectible based on information available to us, period over period was attributed to improved collections performance due primarily to underwriting modifications related to ExtraCash eligibility requirements and risk detection. This decrease in provision expense occurred despite increases in transacting Members, average ExtraCash originations from $152 to $170 and total ExtraCash origination volume from $3.6 billion to approximately $5.1 billion for the years ended December 31, 2023 and 2024, respectively. All impaired ExtraCash receivables deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The increase in provision expense of $6.6 million related to ExtraCash receivables aged 120 days and under was primarily attributed to an increase in receivables outstanding related to the 43% increase in ExtraCash origination volume, offset by improved collections performance during the year ended December 31, 2024 as compared to the year ended December 31, 2023. This resulted in an increase to the allowance for credit losses and corresponding increase in provision expense during the year ended December 31, 2024 as compared to December 31, 2023. We anticipate volatility in ExtraCash receivables outstanding each period as they are directly correlated with the timing and volume of Member ExtraCash originations and collections during the last 120 days prior to the end of the period.

Historical loss and collections rates utilized in the calculation of the provision for credit losses improved slightly as compared to historical rates due to continued improvement in historical collections performance. Any changes to our historical loss and collections experience directly affect the historical loss rates utilized in the calculation of the allowance for credit losses. The changes in the allowance for credit losses, period over period, have a direct impact on the provision for credit losses.

For information on the aging of ExtraCash receivables and a roll-forward of the allowance for credit losses, refer to the tables in Note 5 ExtraCash Receivables, Net in the accompanying consolidated financial statements of Dave included in this report.

Processing and service costs—Processing and servicing costs totaled $30.4 million for the year ended December 31, 2024, compared to $28.9 million for the year ended December 31, 2023. The increase of $1.5 million, or 5%, was primarily driven by an increase in process transaction volume year over year, offset by technology enhancements made to our ExtraCash payments structure along with discounts and cost savings due to rebates and price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $44.9 million for the year ended December 31, 2024, compared to $48.4 million for the year ended December 31, 2023. The decrease of $3.5 million, or 7%, was primarily attributable to reductions in our non-media marketing spend including our brand refresh, efficiencies achieved by partnering with new marketing agencies, and optimizing our promotion strategy. We also improved the efficiency of our media investment by reallocating marketing spend to more efficient channels via improved measurement, tracking and attribution.

Compensation and benefits—Compensation and benefits expenses totaled $107.0 million for the year ended December 31, 2024, compared to $94.9 million for the year ended December 31, 2023. The increase of $12.1 million, or 13%, was primarily attributable to the following:

•
an increase in stock-based compensation of $10.7 million, primarily due to the vesting of certain performance-based restricted stock units during the year ended December 31, 2024 compared to the year ended December 31, 2023, offset by a reduction in stock-based compensation expense related to stock options granted in prior years that have fully vested;
•
an increase in payroll and related costs of $1.8 million, primarily due to average headcount and salary increases and bonuses; offset by
•
a decrease in contractor and consulting fees of $0.4 million due to the average increase in employee headcount and corresponding reduction in external support for IT security, finance, marketing, design and customer service resources.

Other operating expenses—Other operating expenses totaled $75.5 million for the year ended December 31, 2024, compared to $70.7 million for the year ended December 31, 2023. The increase of $4.9 million, or 7%, was primarily attributable to the following:

•
an increase in legal fees of $3.5 million primarily due to ongoing litigation, settlement, compliance, employment and general corporate related matters;
•
an increase in depreciation and amortization of $2.1 million, primarily due to increased internally developed capitalized costs, and depreciation related to leasehold improvements and equipment purchases;
•
an increase in certain expenses related to our checking product of $1.8 million, primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed; and
•
an increase in technology & infrastructure expenses of $0.5 million, primarily due to increased costs to support the growth of our business and development of new products and features; offset by a

•
a decrease in insurance related costs of $1.1 million, primarily related to reductions in director and officer insurance premiums;
•
a decrease in charitable contribution expenses of $0.9 million, primarily due to decreased amounts pledged to charitable meal donations related to Members' tips; and
•
a decrease in administrative expenses of $1.1 million, primarily due to reductions in investor and public relations fees, accounting related fees, bank service charges and other administrative expenses.

Other (income) expense

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2024	2023	2024/2023	2024/2023
Interest income	$(2,984)	$(5,295)	$2,311	-44%
Interest expense	7,989	11,774	(3,785)	-32%
Gain on extinguishment of convertible debt	(33,442)	-	(33,442)	-100%
Changes in fair value of earnout liabilities	965	(22)	987	-4486%
Changes in fair value of public and private warrant liabilities	1,729	(260)	1,989	-765%
Total	$(25,743)	$6,197	$(31,940)	-515%

Interest income— Interest income totaled $3.0 million for the year ended December 31, 2024, compared to $5.3 million for the year ended December 31, 2023. The decrease of $2.3 million, or 44%, was primarily attributable to an average lower balance of investments held during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Interest expense— Interest expense totaled $8.0 million for the year ended December 31, 2024, compared to $11.8 million for the year ended December 31, 2023. The decrease of $3.8 million, or 32%, was primarily attributable to a reduction of interest expense related to the repurchase of the convertible note with FTX Ventures Ltd. in January 2024.

Gain on extinguishment of convertible debt— The gain on extinguishment of convertible debt totaled $33.4 million for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. The increase was primarily attributable to the repurchase of the $105.7 million outstanding balance of the convertible note with FTX Ventures Ltd. for $71.0 million in January 2024. The gain was reduced by unamortized debt issuance costs of $0.03 million at the extinguishment date and third-party costs totaling $1.3 million in conjunction with the settlement of the convertible note.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled an expense of $1.0 million for the year ended December 31, 2024, compared to a benefit of $0.02 million for the year ended December 31, 2024. The increase of $1.0 million, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to increases in our underlying Class A Common Stock price as of the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Changes in fair value of warrant liability—Changes in fair value of warrant liability totaled an expense of $1.7 million for the year ended December 31, 2024, compared to total a benefit of $0.3 million for the year ended December 31, 2023. The increase in expense of $2.0 million, or 765%, was primarily attributable to fair value adjustments associated with our public and private warrant liabilities due to increases in our publicly traded warrants price and underlying Class A Common Stock price for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Provision for income taxes

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2024	2023	2024/2023	2024/2023
Provision for income taxes	2,481	120	2,361	1968	%
Total	$2,481	$120	$2,361	1968	%

Provision for income taxes for the year ended December 31, 2024 increased by approximately $2.4 million compared to the year ended December 31, 2023. This increase was primarily due to a significant increase in income for the year ended December 31, 2024 compared to the year ended December 31, 2023, including a nonrecurring gain on extinguishment of convertible debt of $33.4 million.

Comparison of Years Ended December 31, 2023 and 2022

A discussion regarding our results of operations for the year ended December 31, 2023 compared to the results for the year ended December 31, 2022 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Dave – Results of Operations” in our Form 10-K filed with the SEC on March 5, 2024, which is available on the SEC’s website at www.sec.gov.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	For the Year Ended
(in thousands)	December 31,
	2024	2023
Net income (loss)	$57,873	$(48,517)
Interest expense, net	5,005	6,479
Provision for income taxes	2,481	120
Depreciation and amortization	7,540	5,450
Stock-based compensation	37,327	26,674
Legal settlement and litigation accrual	7,000	-
Gain on extinguishment of convertible debt	(33,442)	-
Changes in fair value of earnout liabilities	965	(22)
Changes in fair value of public and private warrant liabilities	1,729	(260)
Adjusted EBITDA (loss)	$86,478	$(10,076)

Liquidity and Capital Resources

In the past, we have financed our operations primarily from cash receipts from service and transaction-based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. As of December 31, 2024 and 2023, our cash and cash equivalents, marketable securities and investments balance was $90.3 million and $155.9 million, respectively.

As an early-stage company, the expenses we have incurred since inception are consistent with our strategy and approach to capital allocation. We expect to incur significant expenses in accordance with our operating plan as we continue to expand and improve upon our financial platform.

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

As of December 31, 2024, we were not in compliance with a specific debt covenant under our existing Debt Facility with Victory Park Management, LLC (“Agent”). In particular, a breach existed relating to the Minimum Receivable Loan-to-Value ("LTV Ratio"), which exceeded the allowable limits set forth in the covenant. The Agent, on behalf of its lenders, provided a one-time limited waiver of this covenant, effective from October 18, 2024 until June 30, 2025. This waiver is solely for that period and for addressing this specific breach, and does not constitute a waiver of any default or event of default under the Debt Facility.

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

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of approximately 1 to 4 years as of December 31, 2024, and we had a total lease liability of $0.6 million. See Note 13, Leases in the notes to our consolidated financial statements for additional information regarding our lease liabilities as of December 31, 2024.

In the near term, we expect to continue to generate ExtraCash originations relying primarily on our balance sheet cash and Debt Facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. At December 31, 2024, $75.0 million of term loans under the Debt Facility were outstanding. See Note 11, Debt Facility in the notes to our consolidated financial statements in this report.

Additionally, we also had certain contractual payment obligations for interest owed under the $100.0 million Note we issued and sold pursuant to the Note Purchase Agreement entered into with FTX Ventures. Interest payments relating to the Note were required to be made or added to the outstanding principal on a semi-annual basis. On January 29, 2024, we repurchased the $105.5 million outstanding balance of the Note as of December 31, 2023 for $71.0 million. For more information on the Note Purchase Agreement with FTX Ventures, see Note 9, Convertible Note.

We may use cash to acquire businesses and technologies. The nature of these potential transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Year Ended December 31,
Total cash provided by (used in):	2024	2023
Operating activities	$125,137	$33,754
Investing activities	(45,843)	(14,375)
Financing activities	(70,995)	22
Net increase in cash and cash equivalents and restricted cash	$8,299	$19,401

Cash Flows From Operating Activities

We recorded net income of $57.9 million for the year ended December 31, 2024, and a net loss of $48.5 million for the year ended December 31, 2023. We reported cash flows provided by operating activities of $125.1 million for the year ended December 31, 2024 and cash flows provided by operating activities of $33.8 million for the year ended December 31, 2023.

During the year ended December 31, 2024, cash provided by operating activities increased compared to the year ended December 31, 2023 due to decreases in the provision for credit losses, processing costs, marketing and compensation and benefits across the organization. Net cash provided by operating activities for the year ended December 31, 2024 included net income of $57.9 million, and excluding non-cash impacts, included an increase in prepaid expenses and other current assets of $8.2 million and an increase in receivables related to revenue from ExtraCash of $6.2 million. These changes were offset by an increase in accrued expenses of $4.1 million, an increase in legal settlement accrual of $3.8 million, an increase in non-current liabilities of $2.9 million, an increase in accounts payable of $1.3 million, an increase in other current liabilities of $0.3 million and a decrease in prepaid income taxes of $0.1 million.

During the year ended December 31, 2023, cash provided by operating activities increased compared to the year ended December 31, 2022 due to decreases in the provision for credit losses, processing costs, marketing and compensation and benefits across the organization. Excluding non-cash impacts, changes in cash flows from operations included an increase in receivables related to revenue from ExtraCash receivables of $4.1 million, a decrease in accounts payable of $5.9 million, a decrease in legal settlement accrual of $6.1 million, and a decrease in other current liabilities of $0.5 million. These changes were offset primarily by a decrease in prepaid income taxes of 0.7 million, a decrease in prepaid expenses and other current assets of $3.3 million and an increase in accrued expenses of $1.7 million.

Cash Flows From Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $45.8 million. This amount included payments for internally developed software costs of $7.3 million, the purchase of property and equipment of $0.3 million, net ExtraCash originations and collections of $111.5 million, the purchase of investments of $111.3 million, and the purchase of marketable securities of $59.3 million, offset by the sale of marketable securities of $60.1 million and the sale and maturity of investments of $183.7 million.

During the year ended December 31, 2023, net cash used in investing activities was $14.4 million. This amount included payments for internally developed software costs of $7.9 million, the purchase of property and equipment of $0.7 million, net ExtraCash originations and collections of $63.0 million, the purchase of investments of $120.0 million, and the purchase of marketable securities of $34.4 million, offset by the sale of marketable securities of $33.7 million and the sale and maturity of investments of $177.9 million.

Cash Flows From Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was $71.0 million, which primarily consisted of the $72.3 million paydown of the convertible note with FTX Ventures Ltd. and associated costs, offset by $1.3 million in proceeds from the issuance of common stock for stock option exercises.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the following:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 2 in our accompanying consolidated financial statements for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K.

While our significant accounting estimates are described in the notes to our consolidated financial statements, we believe that the following accounting estimates require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations.

Allowance for Credit Losses

ExtraCash receivables from contracts with Members as of the balance sheet dates are recorded at their original receivable amounts reduced by an allowance for expected credit losses. We pool our ExtraCash receivables, all of which are short-term in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. We use an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses. We consider whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to our historical loss experience. In assessing such adjustments, we primarily evaluate current economic conditions, expectations of near-term economic trends and changes in customer payment terms and collection trends. For the measurement dates presented herein, given our methods of collecting funds, and that we have not observed meaningful changes in our customers’ payment behavior, we determined that our historical loss rates remained most indicative of our lifetime expected losses. We immediately recognize an allowance for expected credit losses upon the origination of the ExtraCash receivable. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the consolidated statements of operations.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $2.0 million and $1.3 million of uncertain tax positions as of December 31, 2024 and 2023, respectively, related to state income taxes and federal and state research and development tax credits.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of deferred tax liabilities, at December 31, 2024 and December 31, 2023. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company until December 31, 2025 and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2024 and 2023.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dave Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 4, 2025

We have served as the Company's auditor since 2022.

Dave Inc.

Consolidated Balance Sheets

(in thousands; except share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,718	$41,759
Marketable securities	97	952
ExtraCash receivables, net of allowance for credit losses of $22,703 and $20,310 as of December 31, 2024 and December 31, 2023, respectively	175,857	112,846
Investments	40,473	113,226
Prepaid income taxes	-	148
Prepaid expenses and other current assets	16,127	7,955
Total current assets	282,272	276,886
Property and equipment, net	704	1,118
Lease right-of-use assets (related-party of $507 and $773 as of December 31, 2024 and December 31, 2023, respectively)	507	773
Intangible assets, net	13,642	13,206
Debt facility commitment fee, long-term	163	318
Restricted cash	1,659	1,319
Other non-current assets	380	403
Total assets	$299,327	$294,023
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	6,767	$5,485
Accrued expenses	16,707	12,626
Lease liabilities, short-term (related-party of $350 and $298 as of December 31, 2024 and December 31, 2023, respectively)	350	298
Legal settlement accrual	7,105	3,330
Other current liabilities	4,132	3,865
Total current liabilities	35,061	25,604
Lease liabilities, long-term (related-party of $204 and $543 as of December 31, 2024 and December 31, 2023, respectively)	204	543
Debt facility, long-term	75,000	75,000
Convertible debt, long-term	-	105,451
Warrant and earnout liabilities	2,928	233
Other non-current liabilities	3,033	129
Total liabilities	$116,226	$206,960
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 11,551,528 and 10,683,736 shares issued at December 31, 2024 and December 31, 2023, respectively; 11,501,965 and 10,634,173 shares outstanding at December 31, 2024 and December 31, 2023	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively;	-	-
Additional paid-in capital	335,326	296,733
Accumulated other comprehensive gain	221	649
Accumulated deficit	(152,447)	(210,320)
Total stockholders’ equity	$183,101	$87,063
Total liabilities, and stockholders’ equity	$299,327	$294,023

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

	As of December 31, 2024	As of December 31, 2023
Assets
Cash and cash equivalents	$46,106	$37,684
Investments	19,163	21,264
ExtraCash receivables, net of allowance for credit losses	158,447	95,812
Debt facility commitment fee, current	155	139
Debt facility commitment fee, long-term	163	318
Total assets	$224,034	$155,217
Liabilities
Accounts payable	605	661
Long-term debt facility	75,000	75,000
Total liabilities	$75,605	$75,661

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Operations

(in thousands; except share data)

	For the Year Ended December 31,
	2024	2023
Operating revenues:
Service based revenue, net	$311,426	$232,241
Transaction based revenue, net	35,650	$26,852
Total operating revenues, net	347,076	259,093
Operating expenses:
Provision for credit losses	54,626	58,386
Processing and servicing costs	30,377	28,926
Advertising and marketing	44,904	48,392
Compensation and benefits	107,028	94,910
Other operating expenses	75,530	70,679
Total operating expenses	312,465	301,293
Other (income) expenses:
Interest income	(2,984)	(5,295)
Interest expense	7,989	11,774
Gain on extinguishment of convertible debt	(33,442)	-
Changes in fair value of earnout liabilities	965	(22)
Changes in fair value of public and private warrant liabilities	1,729	(260)
Total other (income) expense, net	(25,743)	6,197
Net income (loss) before provision for income taxes	60,354	(48,397)
Provision for income taxes	2,481	120
Net income (loss)	$57,873	$(48,517)

Net income (loss) per share:
Basic	$4.62	$(4.07)
Diluted	$4.19	$(4.07)
Weighted-average shares used to compute net income (loss) per share
Basic	12,520,789	11,934,699
Diluted	13,822,582	11,934,699

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Year Ended December 31,
	2024	2023
Net income (loss)	$57,873	$(48,517)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(428)	2,324
Comprehensive income (loss)	$57,445	$(46,193)

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

	Common stock
	Class A		Class V		Additional paid-in capital		Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	10,284,657	$1	1,514,082	$-	$270,037		$(1,675)	$(161,803)	$106,560
Issuance of Class A common stock in connection with stock plans	349,516	-	-	-	34		-	-	34
Payment for fractional shares after reverse stock split					(12)				(12)
Stock-based compensation	-	-	-	-	26,674		-	-	26,674
Unrealized gain on available-for-sale securities	-	-	-	-	-		2,324	-	2,324
Net loss	-	-	-	-	-		-	(48,517)	(48,517)
Balance at December 31, 2023	10,634,173	$1	1,514,082	$-	$296,733		$649	$(210,320)	$87,063
Issuance of Class A common stock in connection with stock plans	867,792	-	-	-	1,266		-	-	1,266
Stock-based compensation	-	-	-	-	37,327		-	-	37,327
Unrealized loss on available-for-sale securities	-	-	-	-	-		(428)	-	(428)
Net income	-	-	-	-	-		-	57,873	57,873
Balance at December 31, 2024	11,501,965	1	1,514,082	-	335,326	-	221	(152,447)	183,101

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2024	2023

Operating activities
Net income (loss)	$57,873	$(48,517)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,681	5,544
Provision for credit losses	54,626	58,386
Changes in fair value of earnout liabilities	965	(22)
Changes in fair value of public and private warrant liabilities	1,729	(260)
Gain on extinguishment of convertible debt	(33,442)	-
Stock-based compensation	37,327	26,674
Non-cash interest	251	3,114
Non-cash lease expense	(21)	(20)
Changes in fair value of marketable securities and investments	(16)	44
Changes in operating assets and liabilities:
ExtraCash receivables, service based revenue	(6,160)	(4,082)
Prepaid income taxes	148	683
Prepaid expenses and other current assets	(8,157)	3,311
Accounts payable	1,282	(5,935)
Accrued expenses	4,082	1,661
Legal settlement accrual	3,775	(6,120)
Other current liabilities	267	(446)
Other non-current liabilities	2,904	5
Other non-current assets	23	(266)
Net cash provided by operating activities	125,137	33,754

Investing activities
Payments for internally developed software costs	(7,300)	(7,895)
Purchase of property and equipment	(262)	(688)
Net originations and collections of ExtraCash receivables	(111,477)	(62,967)
Purchase of investments	(111,311)	(120,016)
Sale and maturity of investments	183,652	177,863
Purchase of marketable securities	(59,274)	(34,399)
Sale of marketable securities	60,129	33,727
Net cash used in investing activities	(45,843)	(14,375)

Financing activities
Payment for fractional shares on reverse stock split	-	(12)
Proceeds from issuance of common stock for stock option exercises	1,266	34
Payment of costs for extinguishment of convertible debt	(1,261)	-
Repayment of borrowings on convertible debt, long-term	(71,000)	-
Net cash (used in) provided by financing activities	(70,995)	22

Net increase in cash and cash equivalents and restricted cash	8,299	19,401
Cash and cash equivalents and restricted cash, beginning of the period	43,078	23,677
Cash and cash equivalents and restricted cash, end of the period	$51,377	$43,078

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$-	$2
Operating lease right of use assets recognized	$-	$298
Operating lease liabilities recognized	$-	$298

Supplemental disclosure of cash paid for:
Income taxes	$(109)	$(586)
Interest	$7,652	$8,630

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets with the same as shown in the consolidated statement of cash flows

Cash and cash equivalents	$49,718	$41,759
Restricted cash	1,659	1,319
Total cash, cash equivalents, and restricted cash, end of the period	$51,377	$43,078

See accompanying notes to the consolidated financial statements.

Note 1 Organization and Nature of Business

Company Overview

Dave ("the Company") was launched in 2017 to provide a faster, more transparent, and lower-cost alternative to traditional financial institutions, particularly for those living paycheck to paycheck. Inspired by the story of David vs. Goliath, the Company set out to challenge legacy banking by leveraging technology to expand financial access and improve consumer financial health. Through its fully integrated, mobile-first platform, the Company delivers innovative financial products designed to help underserved consumers manage their money more effectively. The Company's mission is to level the financial playing field by providing intuitive, transparent, and accessible solutions that empower its Members to navigate life’s financial challenges with confidence.

Platform and Products

ExtraCash

ExtraCash is a 0% interest overdraft product offered through the Company's bank partner that provides Members with up to $500 of credit to bridge liquidity gaps between paychecks. Using its proprietary AI-powered underwriting system, CashAI, the Company analyzes a Member’s checking account transaction data to determine eligibility and set the credit amount. This fully automated process requires no credit check and does not rely on FICO or credit bureau data. Once an ExtraCash transaction is initiated, repayment is scheduled based on the Member’s forecasted next paycheck or deposit date.

The Company designs and manages the complete risk management value chain—including underwriting, fraud and risk mitigation, payment processing, servicing, and collections. Each ExtraCash transaction is underwritten by CashAI when a Member accesses the Dave App, enabling near real-time evaluation of transaction data. This approach determines the optimal amount a Member can responsibly repay, delivering benefits for both the Member and the business.

Dave Checking:

Dave Checking is a digital demand deposit account offered through its bank partner with premium features, no account minimums or corresponding fees, and FDIC pass-through insurance. Members can open a Dave Checking account in minutes through the Dave mobile application, add funds to their account, and begin spending using a Dave Checking virtual debit card. Dave Checking accounts also include a physical Dave branded debit Mastercard (“Dave Card”) that can be used for everyday purchases and spending transactions as well as at any of the approximately 40,000 MoneyPass ATM network locations to make no-fee withdrawals at these in-network ATMs.

Dave Checking revenues are primarily driven by merchant interchange, incentives from Mastercard, interest on deposits paid by our partner banks, and other ancillary fees paid by customers (e.g. out of network ATM fees, instant withdrawal fees).

Personal Financial Management

Budget: The Budget tool utilizes historical bank account data to identify recurring and common charges, enabling Members to anticipate upcoming transactions that may affect their account balances. It also provides timely notifications when there is a risk of an overdraft.

Side Hustle: Side Hustle is a streamlined job application portal for Dave Members to find supplemental or temporary work. The portal focuses on “gig economy,” part-time, seasonal, remote and other flexible types of employment opportunities. Members can apply to dozens of jobs in-app using saved information and credentials. A side hustle can be an important part of a Member’s long-term financial health, as it allows Members to quickly address unexpected expenses or cash needs with incremental income.

Surveys: The Company's Surveys product allows for additional earning opportunities, allowing Members to take paid surveys anytime within the Dave mobile application. This functionality drives engagement within the Dave ecosystem and deepens its relationship to its Members’ financial wellbeing.

The Company generates monthly subscription revenue from Members enrolled in the Company's Personal Financial Management service.

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company consolidates any VIE of which the Company is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when it is not considered the primary beneficiary. The Company evaluates its relationships with its VIEs on an ongoing basis to help ensure that the Company continues to be the primary beneficiary. The Company is considered the primary beneficiary of Dave OD Funding I, LLC (“Dave OD”), as it has the power over the activities that most significantly impact the economic performance of Dave OD and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant, in accordance with accounting guidance. As a result, the Company consolidated Dave OD and all intercompany accounts have been eliminated. The carrying value of Dave OD’s assets and liabilities, after elimination of any intercompany transactions and balances are shown in the consolidated balance sheets. The assets of Dave OD are restricted and may only be used to settle obligations of Dave OD.

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

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Year Ended December 31,
	2024	2023
Service based revenue, net
Processing fees, net	$218,802	$152,490
Tips	67,563	56,945
Subscriptions	24,599	21,483
Other	462	1,323
Transaction based revenue, net
Interchange revenue, net	19,990	17,004
ATM revenue, net	3,087	2,605
Other	12,573	7,243
Total operating revenues, net	$347,076	$259,093

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

Processing Fees, Net

Processing fees and overdraft service fees apply when a Member requests expedited ExtraCash. At the Member’s election, the Company expedites the funding of ExtraCash funds within hours of the ExtraCash approval, as opposed to the customary two or three business days for ExtraCash that is transferring via the ACH network. Processing fees are accounted for as non-refundable loan origination fees and are recognized as revenues over the average expected contractual term of its ExtraCash transactions.

Costs incurred by the Company to originate ExtraCash are treated as direct loan origination costs. These direct loan origination costs are netted against ExtraCash-related income over the average expected contractual term of an ExtraCash. Direct origination costs recognized as a reduction of ExtraCash-related income during the years ended December 31, 2024 and 2023, were $3.5 million and $3.3 million, respectively.

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

Transaction Based Revenue, Net:

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from the Member’s usage of out-of-network reduced by related ATM transaction costs during the years ended December 31, 2024 and 2023, were $3.1 million and $2.6 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the years ended December 31, 2024 and 2023, were $2.1 million and $1.8 million, respectively.

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

Marketable Securities

Marketable securities consist of a publicly traded money market mutual fund. The underlying money market instruments are primarily comprised of certificates of deposit and financial company asset backed commercial paper.

Investments

Investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as “available-for-sale,” as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of investments is determined by quoted prices in active markets with unrealized gains and losses (other than credit related impairment) reported as a separate component of other comprehensive income (loss). For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the consolidated statements of comprehensive income (loss). Any related amounts recorded in accumulated other comprehensive income (loss) are reclassified to earnings (on a pretax basis).

ExtraCash Receivables

ExtraCash Receivables include ExtraCash, fees, and tips, net of certain direct origination costs and allowance for credit losses. Management’s intent is to hold ExtraCash Receivables until the earlier of repayment or payoff date. Members’ ExtraCash Receivables are treated as financial receivables under ASC 310 .

ExtraCash Receivables to Members are not interest-bearing. The Company recognizes these ExtraCash Receivables at the origination amount and does not use discounting techniques to determine present value of originations due to their short-term nature.

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

When the Company determines that an ExtraCash receivable is not collectible, or after 120 days from origination has passed, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Based on the average ExtraCash outstanding term of approximately 11 days, ExtraCash receivables outstanding 12 or more days from origination may be considered past due. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in circumstances related to a specific Member ExtraCash receivables may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the consolidated statements of operations. Capitalized costs for the years ended December 31, 2024 and 2023, were $7.3 million and $7.6 million, respectively. Additionally, $7.7 million related to the Company's legacy advance application software asset has been fully amortized and written off as of June 2023 and $1.4 million related to internally developed software no longer in service was fully amortized and written off as of December 31, 2024.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, ExtraCash receivables, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the Federal Deposit Insurance Corporation insured limits were approximately $61.1 million and $40.9 million at December 31, 2024 and 2023, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

The Company relies on agreements with Evolve, currently its only active bank partner, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to them and their Members. Given the size and consistent growth of the Company's Member base as well as how its product capabilities have been expanding, the Company recently announced an additional financial institution with which it will partner. Refer to Note 21, Subsequent Events for further details regarding the Program Agreement entered into with Coastal Community Bank to become a sponsor for the Company's banking and ExtraCash products.

No Member individually exceeded 10% or more of the Company’s ExtraCash receivables balance as of December 31, 2024 and December 31, 2023.

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

Restricted Stock Unit Awards:

Restricted stock units (“RSUs”) are valued on the grant date. The fair value of the RSUs that vest based solely on a service condition is equal to the estimated fair value of the Company’s Class A common stock on the grant date. This compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. For RSUs that contain both a market condition and a service condition, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized on a straight-line basis over the requisite service period of each separately vesting tranche, regardless of whether the market condition is satisfied, provided that the requisite service has been provided. These costs are a component of stock-based compensation expense, presented within compensation and benefits in the consolidated statements of operations. The Company recognizes forfeitures as they occur.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2024 and 2023, were $44.9 million and $48.4 million, respectively, and is presented within advertising and marketing in the consolidated statements of operations.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $2.0 million and $1.3 million of uncertain tax positions as of December 31, 2024 and 2023, respectively, related to state income taxes. and federal and state research and development tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.036 million and $0.005 million of interest expense and penalties as a component of income tax expense during the year ended December 31, 2024 and 2023, respectively. There were $0.052 million and $0.016 million of accrued interest expense and penalties as of December 31, 2024 and 2023, respectively.

Segment Information

The Company determines its operating segment based on how its chief operating decision makers manage operations, make operating decisions, and evaluate operating performance. The Company has determined that the Chief Operating Decision Maker (“CODM”) is a joint role shared by the Chief Executive Officer and Chief Financial Officer. Based upon the way the CODM reviews financial information and makes operating decisions and considering that the CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, the operations of the Company constitutes a single operating segment and reportable segment. Refer to Note 20 Segment Information in the accompanying notes to the consolidated financial statements for further details.

Net Income (Loss) Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share) issued and outstanding as of December 31, 2024 and December 31, 2023 (the Class V common stock and together with the Class A common stock, the “Common Stock”). The rights, including the liquidation and dividend rights, of the holders of the Class A common stock and Class V common stock are identical, except with respect to voting.

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to holders of common stock (in thousands, except share data):

	For the Year ended December 31,
	2024	2023
Numerator
Net income (loss) attributed to common stockholders—basic and diluted	$57,873	$(48,517)

Denominator
Weighted-average shares of common stock—basic	12,520,789	11,934,699
Dilutive effect of stock options	298,088	-
Dilutive effect of RSU	1,003,705	-
Weighted-average shares of common stock—diluted	13,822,582	11,934,699

Net income (loss) per share
Basic	$4.62	$(4.07)
Diluted	$4.19	$(4.07)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	For the Year ended December 31,
	2024	2023
Equity incentive awards	475,520	2,493,468
Convertible debt	-	312,500
Total	475,520	2,805,968

The Company also excluded 11,444,235 public and private warrants and 49,563 earnout shares that were potentially dilutive from the computation of diluted net income (loss) for the years ended December 31, 2024 and 2023, respectively, as including them would have been antidilutive. Refer to Note 10 Warrant Liabilities and Note 14 Fair Value of Financial Instruments for further details.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted:

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendments require enhanced disclosures in connection with an entity's effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and clarification on uncertain tax positions and related financial statement impacts. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this amendment on its financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date. The amendments requires entities to disclose the following amounts in each relevant income statement expense captions: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities are also required to disclose the total amount of selling expense and the entities definition of selling expenses. The amendments, as clarified by ASU No. 2025-01, are effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

Recently Adopted Accounting Pronouncements:

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. While the adoption has no impact on the Company's financial statements, it has resulted in incremental disclosures within the footnotes to its consolidated financial statements. Refer to Note 20 Segment Information in the accompanying notes to the consolidated financial statements for further details.

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

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	December 31, 2024	December 31, 2023
Marketable securities	$97	$952
Total	$97	$952

At December 31, 2024 and 2023, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At December 31, 2024 and 2023, the investment portfolio had a weighted-average maturity of 18 days and 40 days, respectively. The gain recognized in connection with the investment in marketable securities for the year ended December 31, 2024, was approximately $0.08 million and recorded as a component of interest income in the consolidated statements of operations. The gain recognized in connection with the investment in marketable securities for the year ended December 31, 2023, was $0.4 million and was recorded as a component of interest income in the consolidated statements of operations.

Note 4 Investments

Below is a summary of investments, which are measured at fair value as of December 31, 2024 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,249	$1	$(38)	$4,212
Government securities	36,003	258	-	36,261
Total	$40,252	$259	$(38)	$40,473

Below is a summary of investments, which are measured at fair value as of December 31, 2023 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$69,087	$670	$(345)	$69,412
Asset-backed securities	313	-	(1)	312
Government securities	43,177	338	(13)	43,502
Total	$112,577	$1,008	$(359)	$113,226

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
Corporate bonds	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)
Total	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Corporate bonds	$9,271	$(50)	$14,989	$(295)	$24,261	$(345)
Asset-backed securities	-	-	274	(1)	274	(1)
Government securities	3,813	(13)	-	-	3,813	(13)
Total	$13,084	$(63)	$15,263	$(296)	$28,348	$(359)

The net realized gain recorded in connection with the sale of investments for the year ended December 31, 2024, was $0.8 million, and was recorded as a component of interest income in the consolidated statements of operations. The net realized gain recorded in connection with the sale of investments for the year ended December 31, 2023, was $0.9 million, and was recorded as a component of interest income in the consolidated statements of operations. Accrued interest of $0.09 million and $0.8 million is included in investments within the consolidated balance sheets for the years ended December 31, 2024 and December 31, 2023, respectively.

Unrealized losses on the available-for-sale investment securities as of December 31, 2024 and December 31, 2023 are primarily the result of increases in interest rates as a significant portion of the investments were purchased prior to the

Federal reserve commenced interest rate increases in 2022. The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the year ended December 31, 2024 and 2023.

As of December 31, 2024, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$39,191	$39,430
Due after one year through five years	1,061	1,043
Total	$40,252	$40,473

Note 5 ExtraCash Receivables, Net

ExtraCash receivables, net, represent outstanding originations, tips, and processing fees, net of direct origination costs, less an allowance for credit losses.

Below is a detail of ExtraCash receivables, net as of December 31, 2024 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$142,623	$(2,112)	$140,511
11-30	36,198	(6,223)	29,975
31-60	7,882	(4,937)	2,945
61-90	6,140	(4,712)	1,428
91-120	5,717	(4,719)	998
Total	$198,560	$(22,703)	$175,857

Below is a detail of ExtraCash receivables, net as of December 31, 2023 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$98,553	$(2,676)	$95,877
11-30	16,442	(4,020)	12,422
31-60	7,038	(4,576)	2,462
61-90	5,719	(4,470)	1,249
91-120	5,404	(4,568)	836
Total	$133,156	$(20,310)	$112,846

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2024	$20,310
Plus: provision for credit losses	54,626
Plus: amounts recovered	12,438
Less: amounts written-off	(64,671)
Ending allowance balance at December 31, 2024	$22,703

Opening allowance balance at January 1, 2023	$24,501
Plus: provision for credit losses	58,386
Plus: amounts recovered	12,685
Less: amounts written-off	(75,262)
Ending allowance balance at December 31, 2023	$20,310

The provision for credit losses for the year ended December 31, 2024 was lower compared the year ended December 31, 2023, due primarily to improved collections performance throughout the year, offset by increased provision expense due to higher amounts outstanding 120 days and under. The decrease in amounts written-off for the year ended December 31, 2024 compared to the year ended December 31, 2023, were also primarily as result of improved collections performance year over year despite higher ExtraCash originations, which increased to $5.1 billion from $3.6 billion year over year.

Note 6 Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Computer equipment	$1,094	$1,133
Leasehold improvements	1,189	1,178
Furniture and fixtures	92	93
Total property and equipment	2,375	2,404
Less: accumulated depreciation	(1,671)	(1,286)
Property and equipment, net	$704	$1,118

Depreciation expense for the years ended December 31, 2024 and 2023, was approximately $0.7 million and $0.6 million, respectively.

Note 7 Intangible Assets, Net

The Company’s Intangible assets, net consisted of the following (in thousands):

		December 31, 2024			December 31, 2023
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$27,501	$(13,917)	$13,584	$21,601	$(8,461)	$13,140
Domain name	15.0 Years	121	(63)	58	121	(55)	66
Intangible assets, net		$27,622	$(13,980)	$13,642	$21,722	$(8,516)	$13,206

The future estimated amortization expenses as of December 31, 2024, were as follows (in thousands):

2025	4,375
2026	4,719
2027	2,853
Thereafter	1,695
Total future amortization	$13,642

Amortization expense for the years ended December 31, 2024 and 2023, was $6.9 million and $4.9 million, respectively. No impairment charges were recognized related to long-lived assets for the years ended December 31, 2024 and 2023.

Amortization expense related to change in useful life of a certain definite-lived intangible asset for the year ended December 31, 2024 was $0.8 million. Amortization expense related to change in useful life of a certain definite-lived intangible asset for the year ended December 31, 2023 was $0.3 million.

Note 8 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation	5,166	3,605
Accrued professional and program fees	$4,718	$4,208
Accrued charitable contributions	2,223	2,212
Accrued negative account balances	1,786	831
Income taxes payable	1,476	-
Sales tax payable	1,021	1,442
Other	317	328
Total	$16,707	$12,626

Accrued charitable contributions includes amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make a charitable cash donation to third parties who use the funds to provide meals to those in need. For the years ended December 31, 2024 and 2023, the Company pledged $4.3 million and $5.1 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other general and administrative expenses in the consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (dollars in thousands):

	December 31, 2024	December 31, 2023
Deferred transaction costs	$3,150	$3,150
Other	982	715
Total	$4,132	$3,865

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

Note 10 Warrant Liabilities

As of December 31, 2024, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

Note 11 Debt Facility

In January 2021, Dave OD Funding I, LLC (“Borrower”) entered into a delayed draw senior secured loan facility (the “Debt Facility”) with Victory Park Management, LLC (“Agent”), and allowed the Borrower to draw up to $100 million from various lenders (the “Lenders”) associated with Victory Park Management, LLC. The Debt Facility had an interest rate of 6.95% annually plus a base rate defined as the greater of the three-month London interbank offered rate ("LIBOR") as of the last business day of each calendar month and 2.55%. Interest is payable monthly in arrears. The Debt Facility contained certain financial covenants, including a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance of $15.0 million.

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

On October 18, 2024, the Company executed the Fourth Amendment to the Debt Facility with the existing Lenders to expand the Company's borrowing capacity. The amendment also updates interest rates to the sum of the base rate plus 5.00% per annum on the aggregate outstanding principal balance and updates prepayment premiums for early or voluntary principal repayments, among other administrative terms. The Fourth Amendment was accounted for as a debt modification and, accordingly, the Company incurred $0.03 million in associated costs which will be recognized within the consolidated statement of operations evenly through maturity date of the Debt Facility, and no gain or loss was recognized. As of December 31, 2024, the Company was not in compliance with a specific debt covenant under its existing Debt Facility. In particular, a breach existed relating to the Minimum Receivable Loan-to-Value ("LTV Ratio"), which exceeded the allowable limits set forth in the covenant. The Agent, on behalf of the Lenders, provided a one-time limited waiver of this covenant, effective from October 18, 2024 until June 30, 2025. This waiver is solely for that period and for addressing this specific breach, and does not constitute a waiver of any default or event of default under the Debt Facility.

As of December 31, 2024 and December 31, 2023, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

Note 12 Commitments and Contingencies

From time to time, the Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Other than as described below, management does not believe that any of these proceedings or claims will have a significant adverse effect on the Company’s business, financial condition, results of operations, or cash flows. However, legal proceedings and claims are subject to many factors that are difficult to predict, so there can be no assurance that, in the event of a material unfavorable result in one or more claims, the Company will not incur material costs.

1. United States of America v. Dave, Inc. and Jason Wilk (filed December 30, 2024 in the United States District Court for the Central District of California)

In January 2023, the Company received a Civil Investigative Demand from the Federal Trade Commission (the “FTC”) staff seeking information in connection with the sale, offering, advertising, marketing or other promotion of cash advance products and online financial services. In response, the Company cooperated with the FTC staff while seeking to engage constructively with the FTC to resolve this matter.

On August 21, 2024, the FTC staff sent the Company a proposed consent order and draft complaint, alleging that the Company had violated Section 5(a) of the Federal Trade Commission Act ("FTC Act") which prohibits "unfair or deceptive acts or practices in or affecting commerce" and certain provisions of the Restore Online Shoppers’ Confidence Act related to the Company’s platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against the Company. The Complaint sought a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” The FTC then referred the case to the Department of Justice (the “DOJ”), and on December 30, 2024, the DOJ filed an amended civil complaint in the United States District Court for the Central District of California, naming the Company and our Chief Executive Officer, Jason Wilk as defendants (the "Amended Complaint"). The Amended Complaint alleges that Dave violated Section 5(a) of the FTC Act as well as the Restore Online Shoppers' Confidence Act. The DOJ is seeking injunctive relief, civil penalties, monetary relief and other relief. On February 28, 2025, we filed a motion to dismiss the DOJ’s Amended Complaint.

Although the Company believes that its practices have at all times been in compliance with applicable law, the outcome of any case in litigation is uncertain. Therefore, for the year ended December 31, 2024, the Company recorded a $7 million litigation and settlement accrual for this matter. Significant changes in the accrual may be required in future periods as the case progresses and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of this matter due to, among other things, the fact that it raises difficult factual and legal issues and is subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in the litigation, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of this matter could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

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

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Operating lease cost	$347	$331
Short-term lease cost	-	-
Total lease cost	$347	$331

	For the Year Ended December 31,
	2024	2023
Other information:
Cash paid for operating leases	$369	$351
Weighted-average remaining lease term - operating lease	2.32	2.98
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of December 31, 2024, were as follows (in thousands):

Year	Related-Party Commitment
2025	$386
2026	79
2027	83
2028	72
Total minimum lease payments	$620
Less: imputed interest	(66)
Total lease liabilities	$554

Note 14 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$97	$—	$—	$97
Investments	—	40,473	—	40,473
Total assets	$97	$40,473	$—	$40,570
Liabilities
Warrant liabilities - public warrants	$1,016	$—	$—	$1,016
Warrant liabilities - private warrants	—	—	916	916
Earnout liabilities	—	—	996	996
Total liabilities	$1,016	$—	$1,912	$2,928

The Company had no assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of December 31, 2024 and December 31, 2023.

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

Public Warrants:

As discussed further in Note 10, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the public warrant liability for year ended December 31, 2024, was $0.9 million, which is presented within changes in fair value of public warrant liability in the consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (dollars in thousands):

Opening value at January 1, 2024	$97
Change in fair value during the period	919
Ending value at December 31, 2024	$1,016

Private Warrants:

As discussed further in Note 10, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the private warrant liability for year ended December 31, 2024 was $0.8 million, which is presented within changes in fair value of private warrant liability in the consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2024	$105
Change in fair value during the period	811
Ending value at December 31, 2024	$916

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the year ended December 31, 2024:

Exercise price	$368
Expected volatility	66.9%
Risk-free interest rate	4.25%
Remaining term	2.01 years
Dividend yield	0%

Earnout Shares Liability:

As part of the recapitalization and business combination in January 2022, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the Founder Holder Earnout Shares liabilities for year ended December 31, 2024, was $1.0 million, which is presented within changes in fair value of earnout liabilities in the consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2024	$31
Change in fair value during the period	965
Ending value at December 31, 2024	$996

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the year ended December 31, 2024:

Exercise price	$400-$480
Expected volatility	73.4%
Risk-free interest rate	4.3%
Remaining term	2.01 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.

Note 15 Stockholders’ Equity

As of December 31, 2024, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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

Class A and Class V Common Stock:

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of December 31, 2024, the Company had 11,551,528 and 1,514,082 of Class A Common Stock and Class V Common Stock issued, respectively. As of December 31, 2024, the Company had 11,501,965 and 1,514,082 of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized $37.3 million and $26.7 million of stock-based compensation expense arising from stock options, restricted stock unit grants and performance-based restricted stock unit grants which is recorded as a component of compensation and benefits in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2023	904,220	$21.04	7.3	$655
Granted	335,502	$6.41
Exercised	(13,099)	$2.13
Forfeited	(143,068)	$21.67
Expired	(316,726)	$22.84
Options outstanding, December 31, 2023	766,829	$14.10	6.3	$1,148
Granted	-	$-
Exercised	(195,060)	$6.49
Forfeited	(9,050)	$6.60
Expired	(4,340)	$8.08
Options outstanding, December 31, 2024	558,379	$16.92	5.6	$39,085
Nonvested options, December 31, 2024	359,517	$23.08	6.2	$22,951
Vested and exercisable, December 31, 2024	198,862	$5.79	4.6	$16,134

At December 31, 2024, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $1.9 million, which is expected to be recognized over a weighted-average remaining period of 3.3 years.

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

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2024	1,726,639	$23.10
Granted	568,363	$28.63
Vested and Released	(527,024)	$34.75
Forfeited	(567,110)	$13.43
Outstanding shares at December 31, 2024	1,200,868	$27.21

At December 31, 2024, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was $30.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

During the quarter ended September 30, 2024, the Company's Board of Directors approved a modification to the price targets in the market conditions and the addition of alternative performance conditions for 50,000 unvested RSUs and during the quarter the Company achieved the performance conditions. The modification and achievement of the performance conditions resulted in an incremental cumulative stock-based compensation expense of approximately $0.4 million. As a result of the modification, the RSUs are now classified as performance-based RSUs and included in the activity table below. The 50,000 performance-based RSUs were subject to vesting as of December 31, 2024 and will be considered vested and subsequently issued based upon the achievement of the remaining service requirement as outlined in the award agreements.

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

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2024	-	$-
Granted	516,316	$34.14
Vested and Released	(145,708)	$33.90
Forfeited	(32,556)	$33.90
Outstanding shares at December 31, 2024	338,052	$34.26

During the year ended December 31, 2024, the Company achieved certain performance conditions as outlined in its grant agreements and recorded a cumulative stock-based compensation expense of approximately $5.6 million. Additionally, a total of 160,453 performance-based RSUs were subject to vesting as of December 31, 2024 and will be considered vested and subsequently issued to participants based upon the achievement of the remaining service requirements as outlined in the award agreements.

At December 31, 2024, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $4.9 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Note 17 Related-Party Transactions

Leasing Arrangements:

For each of the years ended December 31, 2024 and 2023, the Company paid $0.4 million under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's CEO) for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of December 31, 2024, under Company’s sublease for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2025	386
2026	79
2027	83
2028	72
Total minimum lease payments	$620
Less: imputed interest	(66)
Total lease liabilities	$554

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the consolidated balance sheets.

Debt Facility:

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC") joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $7.7 million for the year ended December 31, 2024. For more information about the Debt Facility with VPC, refer to Note 11, Debt Facility.

Legal Services:

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $1.3 million for the year ended December 31, 2024.

Note 18 Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2024, and 2023 were as follows (dollars in thousands):

	2024	2023
Current:
Federal	$1,244	$-
State	1,237	120
Total current	2,481	120
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Provision for (benefit from) income taxes	$2,481	$120

A reconciliation between the Company’s federal statutory tax rate and its effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.8%	23.3%
Non-deductible excess compensation	5.3%	-2.4%
Warrant liability	0.6%	0.1%
Earnout liability	0.3%	0.0%
Stock-based compensation	-6.5%	-9.1%
Other	1.2%	-1.0%
Research and development tax credit - federal	-8.2%	5.6%
Return to provision	-0.6%	3.9%
Change in valuation allowance	-14.9%	-41.6%
Effective tax rate	4.0%	-0.2%

The major components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023, consists of the following (dollars in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$13,653	$32,616
Allowance for credit losses	6,530	5,839
Research and development tax credit	10,477	9,453
Accrued expenses	2,857	1,777
Accrued compensation	1,267	891
Lease liability	159	242
Stock-based compensation	1,102	926
Excess interest expense carryforward	-	3,304
Section 174 research and development expenditures	21,721	11,664
Other	1,881	1,863
Total deferred tax assets	59,647	68,575
Deferred tax liabilities:
Prepaid expenses	(756)	(529)
Other	(233)	(529)
Total deferred tax liabilities	(989)	(1,058)
Total net deferred tax assets before valuation allowance	58,658	67,517
Less: valuation allowance	(58,658)	(67,517)
Total net deferred taxes	$-	$-

As of December 31, 2024, the Company had $32.7 million of federal and $86.7 million of combined state net operating loss (“NOL”) carryforwards available to offset future taxable income. The federal NOLs do not expire; however, they are subject to a utilization limit of 80% of taxable income in any given year. The state NOLs begin to expire in 2031, except for $7.3 million of state NOLs that do not expire. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company. The Company has started, but not yet completed a comprehensive analysis of its past ownership changes. Depending upon the degree of those past ownership changes, and any future ownership changes, annual limits may impair the Company’s ability to utilize NOLs and could cause federal and state income taxes to be due sooner than if no such limitations applied.

The realization of deferred tax assets is dependent upon future sources of taxable income. Available positive and negative evidence is considered in making this determination. Due to a history of losses and uncertainty as to future taxable income, realization of the deferred tax assets is limited to the anticipated reversal of deferred tax liabilities. Management determined that there were insufficient federal and state deferred tax liabilities to offset all of the federal and state deferred tax assets at December 31, 2024 and 2023. Therefore, management believes it is more-likely-than-not that the net federal and state deferred assets will not be fully realized and has recorded valuation allowances in the amounts of $58.7 million and $67.5 million, as of December 31, 2024 and 2023, respectively.

A reconciliation of the Company’s gross unrecognized tax benefits as of December 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023
Balance at beginning of year	$1,325	$849
Increases to prior positions	95	-
Decreases to prior positions	-	-
Increases for current year positions	606	476
Balance at end of year	$2,026	$1,325

As of December 31, 2024, the Company had $2.0 million of gross unrecognized tax benefits related to state income taxes and federal and state research and development tax credits. The unrecognized tax benefits of $0.8 million as of December 31, 2024, would, if recognized, affect the effective tax rate. Although it is possible that the amount of unrecognized tax benefits with respect to the uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized insignificant amounts of interest expense as a component of income tax expense during the years ended December 31, 2024 and 2023. The income tax related accrued interest amounts were also insignificant as of December 31, 2024 and 2023, respectively.

The Company is subject to examination by taxing authorities in the jurisdictions in which it files tax returns, including federal, California, and various other state jurisdictions. The federal statute of limitations remains open for the tax periods December 31, 2021 and thereafter. The statute of limitations for California and various other state jurisdictions remains open for the tax periods December 31, 2020 and thereafter.

Note 19 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $2.1 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively.

Note 20 Segment Information

In accordance with ASC 280, Segment Reporting, the operations of the Company constitute a single operating and reportable segment. This conclusion reflects the manner in which the Chief Operating Decision Maker ("CODM"), a joint responsibility, shared by the Chief Executive Officer and Chief Financial Officer, reviews financial information and makes operating decisions. The determination of the reportable segment is based on the nature of the Company’s products and services, as well as the financial performance, on a consolidated entity-wide basis, that are regularly reviewed by the CODM to guide resource allocation and assess performance.

The Company’s operations, all of which are located in the United States, collectively support this single-segment structure. No Member individually contributed to 10% or more of the Company’s revenues for the years ended December 31, 2024 and 2023.

For further information regarding the Company’s products, services, and the accounting policies applied to its reportable segment, refer to Note 2 Significant Accounting Policies.

The key performance measure used by the CODM to make key operating decisions is consolidated net income (loss), as reported in the Consolidated Statement of Operations. This measure to assess overall financial performance, identify areas for operation improvement, resource allocation and the allocation of budget between the provision for credit losses, processing and servicing costs, advertising and marketing, compensation and benefits and other operating expenses. This measure helps to ensure alignment with the Company’s long-term financial objectives and supports consistent evaluation across all business activities.

The segment assets and liabilities reviewed by the CODM are those reported on the Company’s consolidated balance sheets, with particular focus on available liquidity, including cash, cash equivalents, investments, restricted cash, and ExtraCash receivables, offset by current liabilities and outstanding debt.

The following table presents selected financial information with respect to the Company’s single operating and reportable segment for the years ended December 31, 2024 and 2023:

Dave Inc. Consolidated Statements of Operations (in thousands)

	For the Year Ended December 31,
	2024	2023
Operating revenues:
Service based revenue, net	$311,426	$232,241
Transaction based revenue, net	35,650	26,852
Total operating revenues, net	347,076	259,093
Operating expenses:
Provision for credit losses	54,626	58,386
Processing and servicing costs	30,377	28,926
Advertising and marketing	44,904	48,392
Employee salaries	52,333	51,308
Stock-based compensation	37,327	26,674
Other compensation and benefits	17,368	16,928
Technology and infrastructure	11,923	11,440
Other operating expenses	63,607	59,239
Total operating expenses	312,465	301,293
Other (income) expenses:
Interest income	(2,984)	(5,295)
Interest expense	7,989	11,774
Gain on extinguishment of convertible debt	(33,442)	-
Changes in fair value of earnout liabilities	965	(22)
Changes in fair value of public and private warrant liabilities	1,729	(260)
Total other (income) expense, net	(25,743)	6,197
Net income (loss) before provision for income taxes	60,354	(48,397)
Provision for income taxes	2,481	120
Net income (loss)	$57,873	$(48,517)

Other operating expenses consist primarily of commitments to charity, checking product costs (program expenses, association fees, processor fees, losses from Member-disputed transactions, bank card fees and fraud), depreciation and amortization of property and equipment and intangible assets, legal fees, rent, certain sales tax related costs, office related expenses, public relations costs, professional services fees, travel and entertainment, and insurance.

Significant noncash items that impact net income (loss) include depreciation expense (see Note 6, Property and Equipment, Net), amortization expense (see Note 7, Intangible Assets, Net), changes in fair value of earnout liabilities (see Note 14, Fair Value of Financial Instruments), and changes in fair value of public and private warrant liabilities (see Note 14, Fair Value of Financial Instruments).

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

On March 3, 2025, the Company announced that its subsidiary had entered into a Program Agreement with Coastal Community Bank to become a sponsor for Dave’s banking and ExtraCash products. Dave Members will begin onboarding to Coastal Community Bank as soon as Q2 2025.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective for the year ended December 31, 2024, due to the remediation of material weaknesses in our internal control over financial reporting in our consolidated financial statements for the year ended December 31, 2023. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2024.

Remediation of Previously Identified Material Weakness

We previously identified and disclosed the following material weaknesses in our Annual Report on Form 10-K for the year ended December 31, 2023:

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

We implemented our previously disclosed remediation efforts, through enhancing our internal control environment by completing an enterprise-wide risk assessment, process narratives, risk and control matrices, a subsequent gap analysis and performed testing of the design and operating effectiveness of our internal control over financial reporting. These efforts also included, but were not limited to: adding additional resources in accounting and finance departments, utilizing third party specialists to assist with complex accounting matters and reduce risks associated with the lack of segregation of duties; implementing a segregation of duties monitoring tool; formalizing accounting policies and procedures; implementing a new enterprise resource planning system to enhance the journal entry review and approval processes; performing bank and balance sheet account reconciliations on a monthly basis; implementing a Sarbanes Oxley compliance and audit management platform; and designing and implementing both IT general controls and IT application controls around our product platform and core applications, including controls over: change management, access security and IT operations. During the year ended December 31, 2024, we completed our testing of the design and operating effectiveness of the implemented controls and concluded them to be effective. As a result, we have concluded that our material weaknesses have been remediated as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their cost.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers and directors, which is included herein under “Information about our Executive Officers and Directors”, our code of ethics and corporate governance, which is set forth below, the information required by this Item 10 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. It is also our policy to comply with applicable securities laws when engaging in transactions in our own securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

10.4

Sublease by and between PCJW Properties LLC and Legacy Dave, dated as of December 1, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.5†

Amended and Restated 2021 Equity Incentive Plan and related forms of award agreements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2022).

10.6†	Second Amendment to the Dave Inc Amended and Restated 2021 Equity Incentive Plan.

10.7†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.8†

Employment Agreement, dated January 3, 2022, by and between Jason Wilk and Dave (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.9†

Employment Agreement, dated January 31, 2022, by and between Kyle Beilman and Dave (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2022).

10.10†	Dave Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2022).

10.11	Dave Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2022).

10.12

Amended Non-Employee Director Compensation Policy, dated April 24, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.13

Purchase and Sale Agreement, dated January 4, 2024, by and between Dave Inc. and FTX Ventures Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2024).

10.14*†

Bank Services Agreement, dated July 13, 2020, by and between Evolve Bank & Trust and Dave Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.15*

First Amendment to Bank Services Agreement, dated August 8, 2024, by and between Evolve Bank & Trust and Dave Operating LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.16*†

Debit Card Issuing Agreement, dated July 13, 2020, by and between Evolve Bank & Trust and Dave Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.17*†

Service Agreement, dated March 18, 2020, by and between Dave, Inc. and Galileo Financial Technologies, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.18*†

First Amendment to Service Agreement, dated January 31, 2023, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.19†

Second Amendment to Service Agreement, dated May 4, 2023, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.20†

Third Amendment to Service Agreement, dated August 13, 2024, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.21†

PCI Addendum to Service Agreement, dated October 12, 2022, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

19.1	Insider Trading Policy.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of attorney (included on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

97.1†	Dave Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*The schedules to this Exhibit have been omitted in accordance with Regulation S-K

Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

+ Certain identified information has been redacted in accordance with Regulation S-K Item 601(b)(2)(ii) or 601(b)(10)(iv), as applicable.

† Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2025	DAVE INC.

	By:	/s/ Jason Wilk
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

Signature	Title	Date

/s/ Jason Wilk	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2025
Jason Wilk

/s/ Kyle Beilman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2025
Kyle Beilman

/s/ Brendan Carroll	Director	March 4, 2025
Brendan Carroll

/s/ Andrea Mitchell	Director	March 4, 2025
Andrea Mitchell

/s/ Michael Pope	Director	March 4, 2025
Michael Pope

/s/ Dan Preston	Director	March 4, 2025
Dan Preston

/s/ Imran Khan	Director	March 4, 2025
Imran Khan

/s/ Yadin Rozov	Director	March 4, 2025
Yadin Rozov