Form 10-Q
period 2025-03-31
Dave Inc./DE
filed 2025-05-08
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of April 28, 2025 there were 11,826,358 shares of Class A common stock, $0.0001 par value, and 1,514,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DAVE INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance, our objectives for future operations, our liquidity, borrowing capacity, our use of cash and cash requirements and the expected effects of new accounting pronouncements, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025 (the “Annual Report”) and Part II, Item 1A "Risk Factors" in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Form 10-Q involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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
•
the ability to maintain the listing of Dave Class A Common Stock on The Nasdaq Stock Market; and
•
the possibility that Dave may be adversely affected by other macroeconomic factors, including regulatory uncertainty, fluctuating interest rates, inflation, tariffs, unemployment rates, consumer sentiment, market volatility and business, and/or competitive factors.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	As of March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,002	$49,718
Marketable securities	98	97
ExtraCash receivables, net of allowance for credit losses of $20,075 and $22,703 as of March 31, 2025 and December 31, 2024, respectively	194,672	175,857
Investments	40,977	40,473
Prepaid expenses and other current assets	16,035	16,127
Total current assets	298,784	282,272
Property and equipment, net	620	704
Lease right-of-use assets (related-party of $433 and $507 as of March 31, 2025 and December 31, 2024, respectively)	433	507
Intangible assets, net	13,653	13,642
Debt facility commitment fee, long-term	122	163
Restricted cash	1,659	1,659
Other non-current assets	384	380
Total assets	$315,655	$299,327
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$6,321	$6,767
Accrued expenses	16,939	16,707
Lease liabilities, short-term (related-party of $280 and $350 as of March 31, 2025 and December 31, 2024, respectively)	280	350
Legal settlement accrual	7,159	7,105
Other current liabilities	4,076	4,132
Total current liabilities	34,775	35,061
Lease liabilities, long-term (related-party of $189 and $204 as of March 31, 2025 and December 31, 2024, respectively)	189	204
Debt facility, long-term	75,000	75,000
Warrant and earnout liabilities	2,882	2,928
Other non-current liabilities	3,346	3,033
Total liabilities	$116,192	$116,226
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 11,826,197 and 11,551,528 shares issued at March 31, 2025 and December 31, 2024, respectively; 11,776,634 and 11,501,965 shares outstanding at March 31, 2025 and December 31, 2024	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,514,082 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively;	-	-
Additional paid-in capital	329,828	335,326
Treasury shares, at cost (81,370 Class A common stock)	(6,960)	-
Accumulated other comprehensive gain	229	221
Accumulated deficit	(123,635)	(152,447)
Total stockholders’ equity	$199,463	$183,101
Total liabilities, and stockholders’ equity	$315,655	$299,327

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

	As of March 31, 2025	As of December 31, 2024
Assets
Cash and cash equivalents	$7,544	$46,106
Investments	19,352	19,163
ExtraCash receivables, net of allowance for credit losses	182,033	158,447
Debt facility commitment fee, current	159	155
Debt facility commitment fee, long-term	122	163
Total assets	$209,210	$224,034
Liabilities
Accounts payable	594	605
Long-term debt facility	75,000	75,000
Total liabilities	$75,594	$75,605

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except per share data)

(unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operating revenues:
Service based revenue, net	$97,851	$65,562
Transaction based revenue, net	10,128	8,068
Total operating revenues, net	107,979	73,630
Operating expenses:
Provision for credit losses	10,603	9,943
Processing and servicing costs	7,106	7,723
Advertising and marketing	10,315	9,097
Compensation and benefits	27,510	24,552
Other operating expenses	17,296	16,916
Total operating expenses	72,830	68,231
Other (income) expenses:
Interest income	(431)	(1,495)
Interest expense	1,758	2,217
Gain on extinguishment of convertible debt	-	(33,442)
Changes in fair value of earnout liabilities	(398)	196
Changes in fair value of public and private warrant liabilities	352	477
Total other expense (income), net	1,281	(32,047)
Net income before provision for income taxes	33,868	37,446
Provision for income taxes	5,056	3,203
Net income	$28,812	$34,243

Net income per share:
Basic	$2.19	$2.80
Diluted	$1.97	$2.60
Weighted-average shares used to compute net income per share
Basic	13,126,286	12,220,199
Diluted	14,646,526	13,182,517

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$28,812	$34,243
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	8	(646)
Comprehensive income	$28,820	$33,597

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital		Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	11,501,965	$1	1,514,082	$-	$335,326	$-	$-	$221	$(152,447)	$183,101
Issuance of Class A common stock in connection with stock plans	488,351	-	-	-	304		-	-	-	304
Shares withheld related to net share settlement	(132,312)	-	-	-	(13,319)		-	-	-	(13,319)
Repurchase of Class A common stock	(81,370)	-	-	-	-		(6,960)	-	-	(6,960)
Stock-based compensation	-	-	-	-	7,517		-	-	-	7,517
Unrealized loss on available-for-sale securities	-	-	-	-	-		-	8	-	8
Net income	-	-	-	-	-		-	-	28,812	28,812
Balance at March 31, 2025	11,776,634	1	1,514,082	-	329,828	-	(6,960)	229	(123,635)	199,463

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	10,634,173	$1	1,514,082	$-	$296,733	$649	$(210,320)	$87,063
Issuance of Class A common stock in connection with stock plans	185,550	-	-	-	524	-	-	524
Stock-based compensation	-	-	-	-	6,130	-	-	6,130
Unrealized loss on available-for-sale securities	-	-	-	-	-	(646)	-	(646)
Net income	-	-	-	-	-	-	34,243	34,243
Balance at March 31, 2024	10,819,723	1	1,514,082	-	303,387	3	(176,077)	127,314

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating activities
Net income	$28,812	$34,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,537	1,734
Provision for credit losses	10,603	9,943
Changes in fair value of earnout liabilities	(398)	196
Changes in fair value of public and private warrant liabilities	352	477
Gain on extinguishment of convertible debt	-	(33,442)
Stock-based compensation	7,517	6,130
Non-cash interest	-	251
Non-cash lease expense	(11)	(5)
Changes in fair value of marketable securities and investments	59	(163)
Changes in operating assets and liabilities:
ExtraCash receivables, service based revenue	(3,324)	(454)
Prepaid income taxes	-	148
Prepaid expenses and other current assets	96	(5,582)
Accounts payable	(466)	2,726
Accrued expenses	232	1,944
Legal settlement accrual	54	(2,640)
Other current liabilities	(125)	299
Other non-current liabilities	313	2,543
Other non-current assets	(4)	(4)
Net cash provided by operating activities	45,247	18,344

Investing activities
Payments for internally developed software costs	(1,370)	(1,592)
Purchase of property and equipment	(37)	(12)
Net originations and collections of ExtraCash receivables	(26,094)	(1,566)
Purchase of investments	(37,855)	(20,889)
Sale and maturity of investments	37,300	90,315
Purchase of marketable securities	(1)	(59,165)
Sale of marketable securities	-	59,034
Net cash (used in) provided by investing activities	(28,057)	66,125

Financing activities
Repurchases of Class A common stock	(6,891)	-
Proceeds from issuance of common stock for stock option exercises	304	524
Payment of taxes for shares withheld related to net share settlement	(13,319)	-
Repayment of borrowings on convertible debt, long-term	-	(71,000)
Net cash used in financing activities	(19,906)	(70,476)

Net (decrease) increase in cash and cash equivalents and restricted cash	(2,716)	13,993
Cash and cash equivalents and restricted cash, beginning of the period	51,377	43,078
Cash and cash equivalents and restricted cash, end of the period	$48,661	$57,071

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$20	$41
Accrued excise taxes for repurchases of Class A common stock	$69	$-

Supplemental disclosure of cash (received) paid for:
Income taxes	$(33)	$-
Interest	$1,733	$1,933

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$47,002	$55,525
Restricted cash	1,659	1,546
Total cash, cash equivalents, and restricted cash, end of the period	$48,661	$57,071

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

ExtraCash:

ExtraCash is an overdraft product offered through the Company's bank partner that provides Members with up to $500 of credit to bridge liquidity gaps between paychecks. Using its proprietary AI-powered underwriting system, CashAI, the Company analyzes a Member’s checking account transaction data to determine eligibility and set the credit amount. This fully automated process requires no credit check and does not rely on FICO or credit bureau data. Once an ExtraCash transaction is initiated, repayment is scheduled based on the Member’s forecasted next paycheck or deposit date.

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

Dave Checking:

Dave Checking is a digital demand deposit account offered through its bank partner with premium features, no account minimums or corresponding fees, and Federal Deposit Insurance Corporation ("FDIC") pass-through insurance. Members can open a Dave Checking account in minutes through the Dave mobile application, add funds to their account, and begin spending using a Dave Checking virtual debit card. Dave Checking accounts also include a physical Dave branded debit Mastercard (“Dave Card”) that can be used for everyday purchases and spending transactions as well as at any of the approximately 40,000 MoneyPass ATM network locations to make no-fee withdrawals at these in-network ATMs.

Dave Checking revenues are primarily driven by merchant interchange, incentives from Mastercard, interest on deposits paid by our partner bank, and other ancillary fees paid by customers (e.g., out of network ATM fees, instant withdrawal fees).

Personal Financial Management:

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

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Service based revenue, net
Processing and service fees, net	$83,448	$44,596
Tips	7,496	14,910
Subscriptions	6,817	5,943
Other	90	113
Transaction based revenue, net
Interchange revenue, net	5,885	4,742
ATM revenue, net	794	809
Other	3,449	2,517
Total operating revenues, net	$107,979	$73,630

Service Based Revenue, Net

Service based revenue, net primarily consists of optional processing fees, optional tips, service fees and subscriptions charged to Members, net of processor costs associated with ExtraCash originations. ExtraCash receivables are treated as financial receivables under ASC 310 Receivables (“ASC 310”) and processing and service fees, net and tips are also accounted for in accordance with ASC 310.

Processing and Service Fees, Net:

Processing and service fees apply in connection with a Member’s use of ExtraCash. At the Member’s election, the Company may expedite the funding of ExtraCash funds within hours of approval, as opposed to the standard delivery time of two to three business days via the ACH network. These fees are considered non-refundable loan origination fees and are recognized as revenue over the average expected contractual term of the related ExtraCash transactions.

Costs incurred by the Company to originate ExtraCash are treated as direct loan origination costs. These direct loan origination costs are netted against ExtraCash-related income over the average expected contractual term of an ExtraCash. Direct origination costs recognized as a reduction of ExtraCash-related income during the three months ended March 31, 2025 and March 31, 2024 were $1.1 million and $0.7 million, respectively.

Tips:

The Company encouraged, but did not contractually require its Members who receive ExtraCash to leave a discretionary tip. For accounting purposes, tips are treated as an adjustment of yield to ExtraCash and are recognized over the average expected contractual term of its ExtraCash receivables.

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

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from Member’s usage of out-of-network ATMs reduced by related ATM transaction costs during the three months ended March 31, 2025 and 2024 were both $0.8 million. ATM-related fees recognized as a reduction of transaction based revenue during the three months ended March 31, 2025 and 2024 were both $0.5 million.

Processing and Servicing Costs

Processing and servicing costs consist of amounts paid to third party processors for the recovery of ExtraCash, tips, processing fees, service fees and subscriptions. These expenses also include fees paid for services to connect Member’s bank accounts to the Company’s application. Except for processing and servicing costs associated with ExtraCash originations, which are recorded net against revenue, all other processing and servicing costs are expensed as incurred.

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

ExtraCash Receivables

ExtraCash Receivables include ExtraCash, processing and service fees, and tips, net of certain direct origination costs and allowance for credit losses. Management’s intent is to hold ExtraCash Receivables until the earlier of repayment or payoff date. Members’ ExtraCash Receivables are treated as financial receivables under ASC 310.

ExtraCash Receivables to Members are not interest-bearing. The Company recognizes these ExtraCash Receivables at the origination amount and does not use discounting techniques to determine present value of originations due to their short-term nature.

The Company does not provide modifications to ExtraCash and does not charge late fees.

Allowance for Credit Losses

ExtraCash receivables from contracts with Members as of the balance sheet dates are recorded at their original origination amounts, inclusive of outstanding processing fees, service fees and tips, and reduced by an allowance for expected credit losses. The Company pools its ExtraCash receivables, all of which are short-term (average term of approximately 11 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers’ payment behavior, it determined that its historical loss rates remain most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for expected credit losses at the time of the ExtraCash origination. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the condensed consolidated statements of operations.

When the Company determines that an ExtraCash receivable is not collectible, or after 120 days from origination has passed, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Based on the average ExtraCash receivables term of approximately 11 days, ExtraCash receivables outstanding 12 or more days from origination may be considered past due. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Any change in circumstances related to a specific Member ExtraCash receivables may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the condensed consolidated statements of operations. Capitalized costs for the three months ended March 31, 2025 and 2024 were $1.4 million and $1.6 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, ExtraCash receivables, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the FDIC insured limits were $46.3 million at March 31, 2025 and $61.1 million at December 31, 2024. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

The Company relies on agreements with Evolve, currently its only active bank partner, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to it and its Members. Given the size and consistent growth of the Company's Member base as well as how its product capabilities have been expanding, the Company recently announced an additional financial institution with which it will partner. Refer to Note 20, Subsequent Events for further details regarding the Program Agreement entered into with Coastal Community Bank to become a sponsor for the Company's banking and ExtraCash products.

No Member individually exceeded 10% or more of the Company’s ExtraCash receivables balance as of March 31, 2025 and December 31, 2024.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2025 and 2024, was $10.3 million and $9.1 million, respectively, and is presented within advertising and marketing in the condensed consolidated statements of operations.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $2.2 million and $2.0 million of uncertain tax positions as of March 31, 2025 and December 31, 2024, respectively, related to state income taxes and federal and state research and development tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.006 million and $0.005 million of interest expense and penalties as a component of income tax expense during the three months ended March 31, 2025 and 2024, respectively. There were $0.04 million and $0.02 million of accrued interest expense and penalties as of March 31, 2025 and 2024, respectively.

Segment Information

The Company determines its operating segment based on how its chief operating decision makers manage operations, make operating decisions, and evaluate operating performance. The Company has determined that the Chief Operating Decision Maker (“CODM”) is a joint role shared by the Chief Executive Officer and Chief Financial Officer. Based upon the way the CODM reviews financial information and makes operating decisions and considering that the CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, the operations of the Company constitute a single operating segment and reportable segment. Refer to Note 18 Segment Information for further details.

Net Income Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A common stock, par value $0.0001 per share ("Class A Common Stock") and Class V common stock, par value $0.0001 per share ("Class V Common Stock")) issued and outstanding as of March 31, 2025 (the Class V Common Stock and together with the Class A Common Stock, the “Common Stock”). The rights, including the liquidation and dividend rights, of the holders of the Class A Common Stock and Class V Common Stock are identical, except with respect to voting.

Basic net income attributable to holders of Common Stock per share is calculated by dividing net income attributable to holders of Common Stock by the weighted-average number of shares outstanding.

Diluted net income per share attributable to holders of common stock is computed by dividing net income per share attributable to stockholders and the weighted-average number of shares outstanding and the effect of potentially dilutive stock options, warrants, and restricted stock using the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months Ended March 31,
	2025	2024
Numerator
Net income attributed to common stockholders—basic and diluted	$28,812	$34,243

Denominator
Weighted-average shares of common stock—basic	13,126,286	12,220,199
Dilutive effect of stock options	415,521	225,904
Dilutive effect of RSU	1,104,719	736,414
Weighted-average shares of common stock—diluted	14,646,526	13,182,517

Net income per share
Basic	$2.19	$2.80
Diluted	$1.97	$2.60

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended March 31,
	2025	2024
Equity incentive awards	225,876	1,090,941
Total	225,876	1,090,941

The Company also excluded 11,444,235 public and private warrants and 49,653 earnout shares that were potentially dilutive from the computation of diluted net income for the three ended March 31, 2025 and 2024, respectively, as including them would have been antidilutive. Refer to Note 9 Warrant Liabilities and Note 13 Fair Value of Financial Instruments for further details.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date. The amendments require entities to disclose the following amounts in each relevant income statement expense captions: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities are also required to disclose the total amount of selling expense and the entities definition of selling expenses. The amendments, as clarified by ASU No. 2025-01, are effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	March 31, 2025	December 31, 2024
Marketable securities	$98	$97
Total	$98	$97

At March 31, 2025 and December 31, 2024, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At both March 31, 2025 and December 31, 2024, the investment portfolio had a weighted-average maturity of 18 days. The gain recognized in connection with the investment in marketable securities for the three months ended March 31, 2025 and 2024 was $0.001 million and $0.07 million, respectively, and recorded as a component of interest income in the condensed consolidated statements of operations.

Note 4 Investments

Below is a summary of investments, which are measured at fair value as of March 31, 2025 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$3,482	$2	$(24)	$3,460
Government securities	37,266	251	-	37,517
Total	$40,748	$253	$(24)	$40,977

Below is a summary of investments, which are measured at fair value as of December 31, 2024 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,249	$1	$(38)	$4,212
Government securities	36,003	258	-	36,261
Total	$40,252	$259	$(38)	$40,473

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2025
Corporate bonds	$3,291	$(24)	$-	$-	$3,291	$(24)
Total	$3,291	$(24)	$-	$-	$3,291	$(24)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
Corporate bonds	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)
Total	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)

The net realized gain recorded in connection with the investments for the three months ended March 31, 2025 and March 31, 2024 was $0.006 million and $0.8 million, respectively, and was recorded as a component of interest income in the condensed consolidated statements of operations. Accrued interest of $0.04 million and $0.2 million is included in investments within the condensed consolidated balance sheets for the periods ended March 31, 2025 and 2024, respectively.

Unrealized losses on the available-for-sale investment securities as of March 31, 2025 and December 31, 2024 are primarily the result of increases in interest rates as a significant portion of the investments were purchased prior to the Federal Reserve commenced interest rate increases in 2022. The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$40,748	$40,977
Due after one year through five years	$-	$-
Total	$40,748	$40,977

Note 5 ExtraCash Receivables, Net

ExtraCash receivables, net, represent outstanding originations, processing fees, tips and service fees, net of direct origination costs, less an allowance for credit losses.

Below is a detail of ExtraCash receivables, net as of March 31, 2025 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$165,294	$(2,341)	$162,953
11-30	32,209	(5,257)	26,952
31-60	7,077	(4,391)	2,686
61-90	5,041	(3,852)	1,189
91-120	5,126	(4,234)	892
Total	$214,747	$(20,075)	$194,672

Below is a detail of ExtraCash receivables, net as of December 31, 2024 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$142,623	$(2,112)	$140,511
11-30	36,198	(6,223)	29,975
31-60	7,882	(4,937)	2,945
61-90	6,140	(4,712)	1,428
91-120	5,717	(4,719)	998
Total	$198,560	$(22,703)	$175,857

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2025	$22,703
Plus: provision for credit losses	10,603
Plus: amounts recovered	3,707
Less: amounts written-off	(16,938)
Ending allowance balance at March 31, 2025	$20,075

Opening allowance balance at January 1, 2024	$20,310
Plus: provision for credit losses	9,943
Plus: amounts recovered	3,074
Less: amounts written-off	(15,999)
Ending allowance balance at March 31, 2024	$17,328

The provision for credit losses for the three months ended March 31, 2025 was higher compared to the period ended March 31, 2024, due primarily to an increase of ExtraCash origination volume from approximately $1.05 billion for the three months ended March 31, 2024 compared to $1.53 billion for the period ended March 31, 2025, despite improved collections performance throughout the year. The increase in amounts written-off for the three months ended March 31, 2025 compared to period ended March 31, 2024 was also primarily a result of the increase in ExtraCash origination volume, offset by improved collections performance period over period.

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		March 31, 2025			December 31, 2024
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$28,871	$(15,273)	$13,598	$27,501	$(13,917)	$13,584
Domain name	15.0 Years	121	(66)	55	121	(63)	58
Intangible assets, net		$28,992	$(15,339)	$13,653	$27,622	$(13,980)	$13,642

The future estimated amortization expenses as of March 31, 2025, were as follows (in thousands):

2025	3,448
2026	5,176
2027	3,303
Thereafter	1,726
Total future amortization	$13,653

Amortization expense for the three months ended March 31, 2025 and March 31, 2024 was $1.4 million and $1.5 million, respectively. No significant impairment charges were recognized related to long-lived assets for the for the three months ended March 31, 2025 and 2024.

The Company did not incur any amortization expense related to any changes in useful life of its definite-lived intangible assets for the three months ended March 31, 2025 and 2024.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Income taxes payable	6,158	1,476
Accrued professional and program fees	$4,300	$4,718
Accrued compensation	2,870	5,166
Accrued charitable contributions	1,580	2,223
Sales tax payable	1,123	1,021
Accrued negative account balances	523	1,786
Other	385	317
Total	$16,939	$16,707

Accrued charitable contributions includes amounts the Company has pledged related to charitable meal donations. The Company uses a portion of tips received to make charitable cash donations to third parties who use the funds to provide meals to those in need. For the three months ended March 31, 2025 and 2024, the Company pledged approximately $0.5 million and $0.9 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other operating expenses in the condensed consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Deferred transaction costs	$3,150	$3,150
Other	926	982
Total	$4,076	$4,132

Other current liabilities includes deferred transaction costs associated with the transactions consummated on January 5, 2022 as contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 among VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Dave Inc., a Delaware corporation and other entities (the “Business Combination”). These transaction costs were also capitalized and included within additional paid in capital in the condensed consolidated balance sheets.

Note 8 Convertible Note

On March 21, 2022, the Company entered into a Convertible Note Purchase Agreement (“Note Purchase Agreement”) with FTX Ventures Ltd. (the “Purchaser”), owner of FTX US (“FTX”), providing for the purchase and sale of a convertible note in the initial principal amount of $100.0 million (the “Note”). The Note bore interest at a rate of 3.00% per year (compounded semi-annually), payable semi-annually in arrears on June 30th and December 31st of each year. Interest may be paid in-kind or in cash, at the Company’s option. Forty-eight months (the “Maturity Date”) after the date of the initial issuance of the Note (the “Issuance Date”), the Company would pay the Purchaser the sum of (i) the outstanding principal amount of the Note, plus (ii) all accrued but unpaid interest thereon, plus (iii) all expenses incurred by the Purchaser (the “Redemption Price”). Payment of the Redemption Price on the Maturity Date will constitute a redemption of the Note in whole.

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

Note 9 Warrant Liabilities

As of March 31, 2025, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

Contemporaneously with the execution of the Debt Facility, the Company issued warrants to the various lenders (the “Lenders”) associated with Victory Park Management, LLC as consideration for entering into the Debt Facility, representing a loan commitment fee. The warrants vest and become exercisable based on the Company’s aggregated draw on the Debt Facility in incremental $10.0 million tranches and terminate upon the earliest to occur of (i) the fifth anniversary of the occurrence of a qualified financing event and (ii) the consummation of a liquidity event. The holders of the warrants have the ability to exercise their right to acquire a number of common shares equal to 0.2% of the fully diluted equity of the Company as of the closing date (“Equity Closing Date”) of the Company’s next equity financing with proceeds of at least $40.0 million (“Qualified Financing Event”) or immediately prior to the consummation of a liquidity event. The exercise price of the warrants is the greater of (i) 80% of the fair market value of each share of Common Stock at the Equity Closing Date and (ii) $120.0656 per share, subject to certain down-round adjustments. The warrants meet the definition of a derivative under ASC 815 and will be accounted for as a liability at fair value and subsequently remeasured to fair value at the end of each reporting period with the changes in fair value recorded in the condensed consolidated statement of operations. The initial offsetting entry to the warrant liability was an asset recorded to reflect the loan commitment fee. The loan commitment fee asset will be amortized to interest expense over the commitment period of four years. The Company estimated the fair value of the warrants at the issuance date to be $0.1 million using the Black-Scholes option-pricing model. Determining the fair value of these warrants under this model requires subjective assumptions. These estimates involve inherent uncertainties and the application of management’s judgment.

Immediately prior to the close of the Business Combination, all, or 1,664,394 of the vested warrants were exercised and net settled for 14,087 shares of Legacy Dave’s Class A Common Stock after applying the Exchange Ratio.

Note 10 Debt Facility

In January 2021, Dave OD Funding I, LLC (“Borrower”) entered into a delayed draw senior secured loan facility (the “Debt Facility”) with Victory Park Management, LLC (“Agent”), and allowed the Borrower to draw up to $100 million from the Lenders. The Debt Facility had an interest rate of 6.95% annually plus a base rate defined as the greater of the three-month London interbank offered rate ("LIBOR") as of the last business day of each calendar month and 2.55%. Interest is payable monthly in arrears. The Debt Facility contained certain financial covenants, including a requirement to maintain a minimum cash, cash equivalents, or marketable securities balance of $15.0 million.

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

As of March 31, 2025 and December 31, 2024, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

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

On August 21, 2024, the FTC staff sent the Company a proposed consent order and draft complaint, alleging that the Company had violated Section 5(a) of the Federal Trade Commission Act ("FTC Act") which prohibits "unfair or deceptive acts or practices in or affecting commerce" and certain provisions of the Restore Online Shoppers’ Confidence Act related to the Company’s platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of a Complaint if the Company did not settle the FTC’s claims. The Company engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against the Company. The Complaint sought a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” The FTC then referred the case to the Department of Justice (the “DOJ”), and on December 30, 2024, the DOJ filed an amended civil complaint in the United States District Court for the Central District of California, naming the Company and our Chief Executive Officer, Jason Wilk as defendants (the "Amended Complaint"). The Amended Complaint alleges that Dave violated Section 5(a) of the FTC Act as well as the Restore Online Shoppers' Confidence Act. The DOJ is seeking injunctive relief, civil penalties, monetary relief and other relief. On February 28, 2025, we filed a motion to dismiss the DOJ’s Amended Complaint. On April 7, 2025, the DOJ filed an opposition to the Company's motion to dismiss and on April 21, 2025 the Company filed its reply in support of the Company's motion to dismiss. The hearing on the Company's motion to dismiss is anticipated to take place during the second quarter of 2025.

Although the Company believes that its practices have at all times been in compliance with applicable law, the outcome of any case in litigation is uncertain. Therefore, as of the three months ended March 31, 2025, the Company has recorded a $7.0 million litigation and settlement accrual for this matter. Significant changes in the accrual may be required in future periods as the case progresses and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of this matter due to, among other things, the fact that it raises difficult factual and legal issues and is subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in the litigation, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of this matter could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

Note 12 Leases

In January 2019, the Company entered into a lease agreement with PCJW Properties LLC ("PCJW") for office space located in Los Angeles, California. The lease term is seven years, beginning January 1, 2019 and ending December 31, 2025. The current monthly lease payment is $0.02 million, subject to an annual escalation of 5%.

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

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Three Months Ended,
	March 31, 2025	March 31, 2024
Operating lease cost	$87	$86
Short-term lease cost	-	-
Total lease cost	$87	$86

	For the Three Months Ended,
	March 31, 2025	March 31, 2024
Other information:
Cash paid for operating leases	$96	$91
Weighted-average remaining lease term - operating lease	2.23	2.79
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of March 31, 2025, were as follows (in thousands):

Year	Related-Party Commitment
2025	$290
2026	79
2027	83
2028	71
Total minimum lease payments	$523
Less: imputed interest	(54)
Total lease liabilities	$469

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$98	$—	$—	$98
Investments	—	40,977	—	40,977
Total assets	$98	$40,977	$—	$41,075
Liabilities
Warrant liabilities - public warrants	$1,185	$—	$—	$1,185
Warrant liabilities - private warrants	—	—	1,099	1,099
Earnout liabilities	—	—	598	598
Total liabilities	$1,185	$—	$1,697	$2,882

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$97	$—	$—	$97
Investments	—	40,473	—	40,473
Total assets	$97	$40,473	$—	$40,570
Liabilities
Warrant liabilities - public warrants	$1,016	$—	$—	$1,016
Warrant liabilities - private warrants	—	—	916	916
Earnout liabilities	—	—	996	996
Total liabilities	$1,016	$—	$1,912	$2,928

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of March 31, 2025 and 2024.

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

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the public warrant liability for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively, which is presented within changes in fair value of public warrant liability in the condensed consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$1,016
Change in fair value during the period	169
Ending value at March 31, 2025	$1,185

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the private warrant liability for the three months ended March 31, 2025 and 2024 was $0.2 million, which is presented within changes in fair value of private warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$916
Change in fair value during the period	183
Ending value at March 31, 2025	$1,099

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the three months ended March 31, 2025:

Exercise price	$368
Expected volatility	77.5%
Risk-free interest rate	3.92%
Remaining term	1.76 years
Dividend yield	0%

Earnout Shares Liability:

As part of the recapitalization and business combination in January 2022, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain/(loss) related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three months ended March 31, 2025 and 2024 was $0.4 million and ($0.2) million, respectively, which are presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2025	$996
Change in fair value during the period	(398)
Ending value at March 31, 2025	$598

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the three months ended March 31, 2025:

Exercise price	$400-$480
Expected volatility	70.4%
Risk-free interest rate	3.90%
Remaining term	1.77 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

Note 14 Stockholders’ Equity

Preferred Stock

As of March 31, 2025, no shares of preferred stock were outstanding.

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

Class A and Class V Common Stock

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of March 31, 2025, the Company had 11,826,197 and 1,514,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of March 31, 2025, the Company had 11,776,634 and 1,514,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

Net Share Settlement of RSU Tax Withholding

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) expressly authorizes share withholding (net settlement) to satisfy tax obligations related to equity awards. In a net share settlement, the Company withholds a portion of the shares that would otherwise be delivered to the employee upon vesting, in an amount sufficient to cover the employee’s minimum statutory tax withholding requirements, and remits the equivalent value in cash to the tax authorities.

During the quarter ended March 31, 2025, the Company satisfied employee tax withholding obligations upon the vesting of restricted stock units using a net share settlement method. Accordingly, the Company used approximately $13.3 million in cash during the quarter to fund these tax payments on the employees’ behalf, which resulted in 132,312 shares not issued to employees.

Note 15 Stock-Based Compensation

In 2017, the Company’s Board of Directors adopted the Dave Inc. 2017 Stock Plan (the “2017 Plan”). The 2017 Plan authorized the award of stock options, restricted stock, and restricted stock units. On January 4, 2022, the stockholders of the Company approved the 2021 Plan. The 2021 Plan was previously approved, subject to stockholder approval, by the Company’s Board of Directors on January 4, 2022. Upon the consummation of the Business Combination with VPCC, the 2017 Plan was terminated and replaced by the 2021 Plan. The maximum term of stock options granted under the 2021 Plan is 10 years and the awards generally vest over a four-year period.

The Company recognized $7.5 million and $6.1 million of stock-based compensation expense arising from stock options, restricted stock unit grants and performance-based restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2025	558,379	$16.92	5.6	$39,085
Granted	-	$-
Exercised	(44,319)	$6.85
Forfeited	-	$-
Expired	-	$-
Options outstanding, March 31, 2025	514,060	$17.79	5.6	$33,346
Nonvested options, March 31, 2025	358,001	$23.16	5.9	$21,303
Vested and exercisable, March 31, 2025	156,059	$5.49	4.9	$12,043

At March 31, 2025, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $1.6 million, which is expected to be recognized over a weighted-average remaining period of 3.2 years.

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

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2025	1,200,868	$27.21
Granted	147,977	$83.10
Vested and Released	(233,579)	$41.33
Forfeited	(26,593)	$28.03
Outstanding shares at March 31, 2025	1,088,673	$36.51

At March 31, 2025, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $36.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

During the quarter ended September 30, 2024, the Company's Board of Directors approved a modification to the price targets in the market conditions and the addition of alternative performance conditions for 50,000 unvested RSUs and during the quarter the Company achieved the performance conditions. The modification and achievement of the performance conditions resulted in an incremental cumulative stock-based compensation expense of approximately $0.4 million. As a result of the modification, the RSUs were classified as performance-based RSUs and included in the activity table below. As of March 31, 2025, the 50,000 performance-based RSUs were vested and issued based upon the achievement of the remaining service requirement as outlined in the award agreements.

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

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2025	338,052	$34.26
Granted	153,801	$90.97
Vested and Released	(210,453)	$34.48
Forfeited	-	$-
Outstanding shares at March 31, 2025	281,400	$65.09

During the year ended December 31, 2024, the Company achieved certain performance conditions as outlined in its grant agreements and recorded a cumulative stock-based compensation expense of approximately $5.6 million.

At March 31, 2025, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $2.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Note 16 Related-Party Transactions

Leasing Arrangements

During each of the three months ended March 31, 2025 and 2024, the Company paid $0.1 million, under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's current CEO), for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of March 31, 2025 under Company’s sublease for the properties located in Los Angeles, California, signed with PCJW (in thousands):

Year	Related-Party Commitment
2025	$290
2026	79
2027	83
2028	71
Total minimum lease payments	$523
Less: imputed interest	(54)
Total lease liabilities	$469

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC"), joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $1.8 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. For more information about the Debt Facility with VPC, refer to Note 10, Debt Facility.

Legal Services

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.2 million for the three months ended March 31, 2025.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.6 million for both the three months ended March 31, 2025 and 2024.

Note 18 Segment Information

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

The Company’s operations, all of which are located in the United States, collectively support this single-segment structure. No Member individually contributed to 10% or more of the Company’s revenues for the three months ended March 31, 2025 and 2024.

For further information regarding the Company’s products, services, and the accounting policies applied to its reportable segment, refer to Note 2 Significant Accounting Policies.

The key performance measure used by the CODM to make key operating decisions is consolidated net income, as reported in the Consolidated Statement of Operations. This measure to assess overall financial performance, identify areas for operation improvement, resource allocation and the allocation of budget between the provision for credit losses, processing and servicing costs, advertising and marketing, compensation and benefits and other operating expenses. This measure helps to ensure alignment with the Company’s long-term financial objectives and supports consistent evaluation across all business activities.

The segment assets and liabilities reviewed by the CODM are those reported on the Company’s consolidated balance sheets, with particular focus on available liquidity, including cash, cash equivalents, investments, restricted cash, and ExtraCash receivables, offset by current liabilities and outstanding debt.

The following table presents selected financial information with respect to the Company’s single operating and reportable segment for the years ended March 31, 2025 and 2024:

Dave Inc. Condensed Consolidated Statements of Operations (in thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operating revenues:
Service based revenue, net	$97,851	$65,562
Transaction based revenue, net	10,128	8,068
Total operating revenues, net	107,979	73,630
Operating expenses:
Provision for credit losses	10,603	9,943
Processing and servicing costs	7,106	7,723
Advertising and marketing	10,315	9,097
Employee salaries	15,521	13,615
Stock-based compensation	7,517	6,130
Other compensation and benefits	4,472	4,807
Technology and infrastructure	2,866	2,919
Other operating expenses	14,430	13,997
Total operating expenses	72,830	68,231
Other (income) expenses:
Interest income	(431)	(1,495)
Interest expense	1,758	2,217
Gain on extinguishment of convertible debt	-	(33,442)
Changes in fair value of earnout liabilities	(398)	196
Changes in fair value of public and private warrant liabilities	352	477
Total other (income) expense, net	1,281	(32,047)
Net income before provision for income taxes	33,868	37,446
Provision for income taxes	5,056	3,203
Net income	$28,812	$34,243

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

Significant noncash items that impact net income include provision for credit losses, stock based compensation, depreciation expense, amortization expense (see Note 6, Intangible Assets, Net), changes in fair value of earnout liabilities (see Note 13, Fair Value of Financial Instruments), and changes in fair value of public and private warrant liabilities (see Note 13, Fair Value of Financial Instruments).

Note 19 Treasury Shares

On March 7, 2025, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50.0 million of Class A common stock. Repurchases may be made from time to time through open market transactions, privately negotiated transactions, block trades, one or more Rule 10b5‑1 trading plans or other means the Company’s management deems appropriate, in accordance with applicable securities laws. The program has no expiration date and may be suspended or terminated at any time at the discretion of the Board of Directors.

During the three months ended March 31, 2025, the Company repurchased 81,370 shares of Class A common stock for an aggregate purchase price of $6.9 million, inclusive of transaction costs. All repurchased shares were recorded as treasury shares and are carried at cost as a component of stockholders’ equity on the condensed consolidated balance sheets. No treasury shares were retired or reissued during the period. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain share repurchases. During the three months ended March 31, 2025, the excise tax on net share repurchases was approximately $0.1 million.

As of March 31, 2025, approximately $43.1 million remained available for future repurchases under the current authorization.

Note 20 Subsequent Events

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

The Company evaluated events and transactions occurring subsequent to March 31, 2025 through the date the financial statements were filed with the SEC. Based on this review, management determined that no subsequent events occurred that require adjustment to or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes related thereto which are included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025 (the “Annual Report”) and in “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

We have engineered a purpose-driven platform designed to deliver on our mission, making a significant impact across the stakeholder groups we serve. Since our inception, more than 17 million Members have signed up for the Dave app, with over 12 million having used at least one of our products. We have provided Members with more than $16 billion in ExtraCash, offering critical liquidity when they need it most. To further support our communities, we have donated approximately $23 million to charity and important causes since inception.

Customers value our products, as demonstrated by more than 700,000 App Store reviews with an average 4.8-star rating as of April 2025. Our business model is built on transparency and customer alignment and building relationships with our Members that drive positive outcomes for both them and our business.

At the core of our success is a world-class team dedicated to delivering on our mission. Dave has been recognized by Built In as a Best Place to Work for five consecutive years, reinforcing our commitment to both our Members and employees.

Market Opportunity

The U.S. financial system has historically failed to address the needs of the millions of Americans who are living paycheck to paycheck. According to the Financial Health Network (“FHN”) in 2024, approximately 180 million Americans are classified as financially “coping” or “vulnerable” representing over 70% of the U.S. population, up from 66% in 2021. An April 2025 report by PYMNTS also found that 65% of U.S. consumers were living paycheck to paycheck, up from 58% a year earlier. This market includes both young and financially challenged individuals who have trouble managing cash flow, have minimal savings, regularly overdraft, and pay high fees for access to financial services. FHN research estimates there is approximately $38 billion of fees paid annually for access to basic checking services, including account maintenance fees, overdraft fees and ATM fees and that financially vulnerable and coping populations pay over $200 billion in annual fees and interest for short-term credit. We believe these insights are supported by a Dave study of our Members which reveals that traditional financial institutions charge consumers between $300-$400 of fees annually for access to basic checking services. We also believe these trends underscore a growing need for better financial solutions and illustrate the depth of our total addressable market (“TAM”), which we estimate to be approximately 180 million Americans that do not have access to affordable and effective banking solutions.

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

Competition

We face competition from several financial services-oriented institutions. In our reportable segment, as well as in potential new lines of business, we may compete with more established institutions, some of which have more financial resources. We compete at multiple levels, including competition among other financial institutions and lenders in our ExtraCash business, competition for deposits in and debit card spending from our Dave Banking product from traditional banks and digital banking products and competition for subscribers to our personal financial management tools. Some of our competitors may at times seek to increase their market share by undercutting pricing terms prevalent in that market, which could adversely affect our market share for any of our products and services or require us to incur higher member acquisition costs

Concentration

We rely on agreements with Evolve, currently our only active bank partner, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. See Part II, Item 1A. “Risk Factors” for additional information. Given the size and consistent growth of our Member base as well as how our product capabilities have been expanding, we recently announced an additional financial institution with which we will partner.

Industry Trends/General Economic Conditions

We expect economic cycles to affect our business, financial performance, and financial condition. Macroeconomic conditions, including, but not limited to, regulatory uncertainty, fluctuating interest rates, inflation, tariffs, unemployment rates, consumer sentiment and market volatility may impact consumer spending behavior and consumer demand for financial products. Although the Company’s business operations have not been materially impacted as of the date of this report, our business, financial condition, results of operations and prospects may be adversely affected due to the ongoing nature of these macroeconomic factors. Interest rates have remained elevated over the last two years, which has increased the costs of borrowing on our Debt Facility. Higher interest rates also often lead to higher payment obligations, which may reduce the ability of Members to repay their ExtraCash and, therefore, lead to increased delinquencies, write-offs and decreased recoveries. We also believe that higher interest rates may increase demand for ExtraCash as consumers seek additional sources of liquidity to help them fund higher costs of living. Additionally, higher levels of unemployment could adversely impact Members’ income levels and, hence, the ability of Members to repay, which could lead to deterioration in credit performance. We believe that our underwriting engine is well positioned to evaluate credit risk in a higher unemployment environment as it analyzes bank account transaction data to assess, nearly in real-time, changes in Members’ income, spending, savings, and employment status. We also believe that demand for ExtraCash may increase in periods of higher unemployment as consumers seek additional sources of liquidity to help them meet their financial obligations.

Key Components of Statements of Operations

Basis of presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying condensed consolidated financial statements of Dave included in this report.

Service based revenue, net

Service based revenue, net primarily consists of optional processing fees, optional tips, service fees and subscriptions charged to Members, net of processor-related costs associated with ExtraCash disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners and revenue share from our surveys partner.

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

Operating expenses

We classify our operating expenses into the following five categories:

Provision for Credit Losses

The provision for credit losses primarily consists of an allowance for expected credit losses at a level estimated to be adequate to absorb credit losses inherent in the outstanding ExtraCash receivables, inclusive of outstanding processing fees, service fees and tips along with outstanding amounts aged over 120 days or which become uncollectible based on information available to us during the period. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as collections trends and cash collections received subsequent to the balance sheet date. Changes to the allowance have a direct impact on the provision for credit losses in the condensed consolidated statement of operations. We consider ExtraCash receivables aged more than 120 days or which become uncollectible based on information available to us as impaired. All impaired ExtraCash receivables are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for credit losses. Subsequent recoveries, if any, of ExtraCash receivables written-off are recorded as a reduction to ExtraCash receivables, resulting in a reduction to the allowance for credit losses and a corresponding reduction to the provision for credit losses in the condensed consolidated statements of operations when collected.

Processing and Servicing Costs

Processing and servicing costs consist of fees paid to our processing partners for the recovery of ExtraCash, optional processing fees, optional tips, service fees and subscriptions. These expenses also include costs paid for services to connect Members’ bank accounts to our application. Except for processing and servicing costs associated with ExtraCash originations which are recorded net against revenue, all other processing and service costs are expensed as incurred.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2025	2024	2025/2024	2025/2024
Service based revenue, net
Processing and service fees, net	$83,448	$44,596	$38,852	87%
Tips	7,496	14,910	(7,414)	-50%
Subscriptions	6,817	5,943	874	15%
Other	90	113	(23)	-20%
Transaction based revenue, net	10,128	8,068	2,060	26%
Total	$107,979	$73,630	$34,349	47%

Service based revenue, net—

Processing and Service fees, net

Processing and service fees, net of processing and servicing costs associated with ExtraCash originations, totaled $83.4 million for the three months ended March 31, 2025, representing an increase of $38.9 million, or 87%, compared to $44.6 million for the three months ended March 31, 2024. The increase was primarily driven by an approximate 13% increase in average monthly transacting Members, an increase in total ExtraCash origination volume from approximately $1.05 billion to approximately $1.53 billion, and a rise in the average ExtraCash amounts that increased from $159 to $192 period over period. In addition, both the average processing and service fees, and percentage of Members who elected to expedite ExtraCash disbursements, increased modestly during the current period. We expect processing and service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Tips

Tips totaled $7.5 million for the three months ended March 31, 2025, representing a decrease of $7.4 million, or 50%, compared to $14.9 million for the three months ended March 31, 2024. The decline was primarily due to the elimination of the Member tipping option in February 2025, which significantly reduced tip-related revenues for the quarter.

Subscriptions

Subscription revenue totaled $6.8 million for the three months ended March 31, 2025, an increase of $0.9 million, or 15%, compared to $5.9 million for the three months ended March 31, 2024. The increase was primarily attributable to the growth in the number of paying Members on our platform.

Transaction based revenue, net

Transaction based revenue, net, was $10.1 million for the three months ended March 31, 2025, an increase of $2.1 million, or 26%, compared to $8.1 million for the three months ended March 31, 2024. The increase was primarily driven by higher interchange revenue, resulting from the growth in Members engaging with our Checking Product, as well as increased card spend and transaction volume, which rose approximately 24% period over period. Additionally, transaction based revenue increased due to fees earned from higher Members' funding and withdrawal-related transactions. These increases were partially offset by a $0.1 million increase in interest due to Members.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2025	2024	2025/2024	2025/2024
Provision for credit losses	$10,603	$9,943	$660	7%
Processing and servicing costs	7,106	7,723	(617)	-8%
Advertising and marketing	10,315	9,097	1,218	13%
Compensation and benefits	27,510	24,552	2,958	12%
Other operating expenses	17,296	16,916	380	2%
Total	$72,830	$68,231	$4,599	7%

Provision for credit losses—The provision for credit losses totaled $10.6 million for the three months ended March 31, 2025, compared to $9.9 million for the three months ended March 31, 2024, representing an increase of $0.7 million, or 7%. This increase was primarily driven by an increase in provision expense of $0.3 million related to ExtraCash receivables aged over 120 days and those that have become uncollectible based on information available to us, in addition to an increase in provision expense of $0.4 million related to ExtraCash receivables aged 120 days and under.

The increase in provision expense of $0.3 million related to ExtraCash receivables aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to improved collections performance due primarily to underwriting modifications related to ExtraCash eligibility requirements, new Member conversion and risk detection, all despite increases in transacting Members, average ExtraCash amounts from $159 to $192 and total ExtraCash origination volume from $1,050 million to approximately $1,531 million for the three months ended March 31, 2024 and 2025, respectively. All impaired ExtraCash receivables deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

Provision expense related to receivables aged 120 days and under increased by $0.4 million, primarily due to higher outstanding balances resulting from a 46% increase in ExtraCash origination volume, partially offset by improved collection performance. These dynamics resulted in an increase to the allowance for credit losses and corresponding increase in provision expense during the three months ended March 31, 2025 as compared to March 31, 2024. We expect continued volatility in ExtraCash receivables outstanding each period, as balances are directly influenced by the timing and volume of Member activity in the trailing 120-day period. Additionally, slight improvements in historical loss and collection rates contributed to a reduction in loss rate assumptions used in calculating the allowance for credit losses. Changes in these historical assumptions directly impact both the allowance and the provision for credit losses.

For additional details on the aging of ExtraCash receivables and a roll-forward of the allowance for credit losses, refer to the tables in Note 5 - ExtraCash Receivables, Net in the accompanying condensed consolidated financial statements.

Processing and service costs—Processing and servicing costs totaled $7.1 million for the three months ended March 31, 2025, compared to $7.7 million for the three months ended March 31, 2024. The decrease of $0.6 million, or 8%, was primarily driven by increases in ExtraCash origination volume from $1,050 million to approximately $1,531 million, offset by, continued technology enhancements made to our ExtraCash payments structure along with rebates and cost savings due to price reductions from our processors.

Advertising and marketing—Advertising and marketing expenses totaled $10.3 million for the three months ended March 31, 2025, compared to $9.1 million for the three months ended March 31, 2024. The increase of $1.2 million, or 13%, was primarily attributable to a more targeted spend approach for our advertising campaigns across digital and offline channels, with a particular focus on acquiring high-value new customers. We continue to prioritize channel and creative optimizations and ongoing improvements to our measurement and reporting infrastructure, both of which allow us to invest more intelligently across our marketing mix.

Compensation and benefits—Compensation and benefits expenses totaled $27.5 million for the three months ended March 31, 2025, compared to $24.6 million for the three months ended March 31, 2024. The increase of $2.9 million, or 12%, was primarily attributable to the following:

•
an increase in stock-based compensation of $1.4 million, primarily due to the vesting of certain performance based restricted stock units during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, offset by a reduction in stock-based compensation expense related to stock options granted in prior years that have fully vested; and
•
an increase in payroll related costs of $1.4 million, primarily due to increased compensation, employer related taxes and performance bonuses, offset by severance costs incurred during the three months ended March 31, 2024.

Other operating expenses—Other operating expenses totaled $17.3 million for the three months ended March 31, 2025, compared to $16.9 million for the three months ended March 31, 2024. The increase of $0.4 million, or 2%, was primarily attributable to the following:

•
an increase in expenses related to our Checking Product of $0.6 million, primarily attributable to card processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed; and
•
an increase in general corporate legal fees of $0.3 million; offset by
•
a decrease in charitable contributions of $0.5 million due to the elimination of the Member tipping option during February 2025.

Other (income) expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$(431)	$(1,495)	$1,064	-71%
Interest expense	1,758	2,217	(459)	-21%
Gain on extinguishment of convertible debt	-	(33,442)	33,442	-100%
Changes in fair value of earnout liabilities	(398)	196	(594)	-303%
Changes in fair value of public and private warrant liabilities	352	477	(125)	-26%
Total	$1,281	$(32,047)	$33,328	-104%

Interest income— Interest income totaled $0.4 million for the three months ended March 31, 2025, compared to $1.5 million for the three months ended March 31, 2024. The decrease of $1.1 million, or 71%, was primarily attributable to an average lower total balance of investments held during the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024.

Interest expense— Interest expense totaled $1.8 million for the three months ended March 31, 2025, compared to $2.2 million for the three months ended March 31, 2024. The decrease of $0.5 million, or 21%, was primarily attributable to a reduction of interest expense related to the repurchase of the convertible note with FTX Ventures Ltd. in January 2024.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities resulted in income of $0.4 million for the three months ended March 31, 2025, compared to an expense of $0.2 million for the three months ended March 31, 2024. This $0.6 million period-over-period change was primarily driven by a fair value adjustment related to the earnout shares liability, which is sensitive to fluctuations in our Class A common stock price. While our stock has generally appreciated over the last 12 months, a decline in our Class A common stock price during the first quarter of 2025 led to a remeasurement of the liability at a lower fair value, resulting in the recognition of income during the period.

Changes in fair value of warrant liability—Changes in the fair value of our warrant liability resulted in an expense of $0.4 million for the three months ended March 31, 2025, compared to an expense of $0.5 million for the same period in 2024. The $0.1 million year-over-year decrease in expense, or 26%, was primarily driven by fair value adjustments related to our public and private warrant liabilities, which are remeasured each period based on changes in our Class A common stock price. The warrant liability increased in value during the current quarter due to a rise in our Class A common stock price compared to the prior-year period, resulting in a non-cash expense recognized in the current period.

Provision for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2025	2024	2025/2024	2025/2024
Provision for income taxes	5,056	3,203	1,853	58%
Total	$5,056	$3,203	$1,853	58%

Provision for income taxes for the three months ended March 31, 2025 increased by approximately $1.9 million, or 58%, compared to the three months ended March 31, 2024. The increase was primarily due to higher income reported for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

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

Adjusted EBITDA

“Adjusted EBITDA” is defined as net income adjusted for interest expense, net, provision for income taxes, depreciation and amortization, stock-based compensation and other discretionary items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate Adjusted EBITDA in the same fashion.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. The reconciliation of net income to Adjusted EBITDA below should be reviewed, and no single financial measure should be relied upon to evaluate our business.

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended
(in thousands)	March 31,
	2025	2024
Net income	$28,812	$34,243
Interest expense, net	1,327	722
Provision for income taxes	5,056	3,203
Depreciation and amortization	1,500	1,650
Stock-based compensation	7,517	6,130
Gain on extinguishment of convertible debt	-	(33,442)
Changes in fair value of earnout liabilities	(398)	196
Changes in fair value of public and private warrant liabilities	352	477
Adjusted EBITDA	$44,166	$13,179

Liquidity and Capital Resources

In the past, we have financed our operations primarily from cash receipts from service and transaction based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. As of March 31, 2025 and December 31, 2024, our cash and cash equivalents, marketable securities, investments and restricted cash balance was $89.7 million and $91.9 million, respectively.

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

Share Repurchase Authorization

In March 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $50.0 million of our outstanding Class A common stock. The repurchases may be conducted through open market transactions, privately negotiated transactions, block trades, one or more Rule 10b5-1 trading plans or other means our management deems appropriate.

The program is part of our capital allocation strategy to return capital to shareholders and manage dilution from equity compensation. The timing, price, and volume of repurchases are subject to management’s discretion and depend on market conditions, legal requirements, and other factors. We may suspend or discontinue the program at any time without prior notice. The program has no expiration date.

As of March 31, 2025, we had repurchased 81,370 Class A common shares for an aggregate cost of $6.9 million, leaving $43.1 million available under the current authorization. These repurchases were funded using general corporate funds and classified as treasury stock.

For further information on repurchases during the quarter, refer to the table under Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” and Note 19, Treasury Shares in the notes to our condensed consolidated financial statements.

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

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of approximately 0.8 to 3.6 years as of March 31, 2025, and we had a total lease liability of $0.5 million. See Note 12, Leases in the notes to our condensed consolidated financial statements for additional information regarding our lease liabilities as of March 31, 2025.

In the near term, we expect to continue to generate ExtraCash relying primarily on our balance sheet cash and Debt Facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. At March 31, 2025, $75.0 million of term loans under the Debt Facility were outstanding. See Note 10, Debt Facility in the notes to our condensed consolidated financial statements in this report.

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

In addition, we have recorded accruals related to certain legal contingencies as of March 31, 2025. These accruals reflect management’s best estimate of probable and reasonably estimable losses arising from ongoing legal proceedings. While we do not expect these matters to result in cash payments that would materially impair our liquidity, they represent a known use of cash in future periods and are reviewed and adjusted as developments warrant. See Note 11, Commitments and Contingencies in the notes to our condensed consolidated financial statements, for further detail on these matters.

We may use cash to acquire businesses and technologies. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Three Months Ended March 31,
Total cash provided by (used in):	2025	2024
Operating activities	$45,247	$18,344
Investing activities	(28,057)	66,125
Financing activities	(19,906)	(70,476)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,716)	$13,993

Cash Flows From Operating Activities

During the three months ended March 31, 2025, net cash provided by operating activities increased compared to the three months ended March 31, 2024 due to increases in operating revenues and a reduction in various operating expenses across the organization. Net cash provided by operating activities for the three months ended March 31, 2025 included net income of $28.8 million, and excluding non-cash impacts, included an increase in ExtraCash receivables, service based revenue of $3.3 million and a decrease in accounts payable of $0.5 million. These changes were offset by an increase in accrued expenses of $0.2 million and an increase in other non-current liabilities of $0.3 million.

During the three months ended March 31, 2024, net cash provided by operating activities increased compared to the three months ended March 31, 2023 due to increases in operating revenues, offset primarily by increases in compensation and other operating expenses to support the growth of the business. Net cash provided by operating activities for the three months ended March 31, 2024 included net income of $34.2 million, and excluding non-cash impacts, included increase in accounts payable of $2.7 million and an increase in other current liabilities of $2.7 million. These changes were offset primarily by an increase in prepaid expenses and other current assets of $5.6 million, a decrease in a legal settlement accrual of $2.6 million, a decrease in accrued expenses of $1.9 million, and an increase in ExtraCash receivables, service based revenue of $0.5 million.

Cash Flows From Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $28.1 million. This included the sale and maturity of investments of $37.3 million, offset by purchases of investments of $37.9 million, net ExtraCash originations and collections of $26.1 million and payments related to internally developed software costs and property and equipment of $1.4 million.

During the three months ended March 31, 2024, net cash provided by investing activities was $66.1 million. This included the sale and maturity of investments of $90.3 million and sale of marketable securities of $59.0 million, offset by purchases of marketable securities of $59.2 million, purchases of investments of $20.9 million, net disbursements and collections of ExtraCash of $1.6 million, and payments related to internally developed software costs of $1.6 million.

Cash Flows From Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities was $19.9 million, which consisted of the $13.3 million for payment for shares withheld related to net share settlements and $6.9 million related to repurchases of Class A Common Stock, offset by $0.3 million for proceeds received for stock option exercises.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the following:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. For further details, please refer to Note 2 in our accompanying condensed consolidated financial statements for the three month ended March 31, 2025 and 2024 included in this Form 10-Q.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $2.2 million and $2.0 million of uncertain tax positions as of March 31, 2025 and December 31, 2024, respectively, related to state income taxes and federal and state R&D tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at March 31, 2025 and December 31, 2024. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company until December 31, 2025 and to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying condensed consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended March 31, 2025 and 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required until after the first fiscal year end in which Item 305(c) of Regulation S-K is applicable for former smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

From time to time, we may become involved in other legal proceedings, including arbitrations, arising in the ordinary course of business. We are not currently a party to any other such litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. However, in light of the uncertainties involved in such matters, including the fact that some legal proceedings are at preliminary stages or seek an indeterminate amount of damages, penalties or fines, it is possible that future outcomes of legal proceedings could have a material impact on our results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 1A. Risk Factors.

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in in our Annual Report for the year ended December 31, 2024 filed with the SEC on March 4, 2025, other than as noted below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

Although our Board of Directors has authorized a share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The timing, manner, price and amount of any repurchases are determined at the discretion of our management, depending on market conditions and other factors. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value, and it may not prove to be the best use of our cash. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, any repurchase under this program will reduce our cash reserves.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Class A Shares that May Yet Be Purchased Under the Plans or Program (in millions)*
January 1 – January 31, 2025	-	-	-	-
February 1 – February 28, 2025	-	-	-	-
March 1 – March 31, 2025	81,370	$84.7	81,370	$43.1
Total	81,370		81,370

* Refer to “Liquidity and Capital Resources—Share Repurchase Authorization” for additional information regarding our authorized share repurchase program.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

On March 14, 2025, Jason Wilk, a member of our Board of Directors and Chief Executive Officer, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 173,218 shares of Dave Class A Common Stock between June 13, 2025 and December 10, 2025, subject to the plan's earlier expiration or completion in accordance with its terms.

On March 14, 2025, Kyle Beilman, Chief Financial Officer, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 30,000 shares of Dave Class A Common Stock between June 13, 2025 and December 31, 2025, subject to the plan's earlier expiration or completion in accordance with its terms.

On March 11, 2025, Michael Pope, a member of our Board of Directors, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 17,337 shares of Dave Class A Common Stock between June 16, 2025 and March 31, 2026, subject to the plan's earlier expiration or completion in accordance with its terms.

On March 12, 2025, Andrea Mitchell, a member of our Board of Directors, entered into a pre-arranged stock trading plan that provides for the potential sale of up to fifty percent (50%) of the gross number of shares of Dave Class A Common Stock that will vest on or about June 3, 2025 between June 11, 2025 and December 31, 2025, subject to the plan's earlier expiration or completion in accordance with its terms.

On March 14, 2025, Proem Investments Master Fund LP and Proem Special Situations Fund I LP, for which Imran Khan, a member of our Board of Directors, is Founder and Managing Member, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 297,771 shares of Dave Class A Common Stock between June 13, 2025 and March 13, 2026, subject to the plan's earlier expiration or completion in accordance with its terms.

On March 6, 2025, Dan Preston, a member of our Board of Directors, entered into a pre-arranged stock trading plan that provides for the potential sale of up to fifty percent (50%) of the gross number of shares of Dave Class A Common Stock that will vest on or about June 3, 2025 between June 5, 2025 and December 31, 2025, subject to the plan's earlier expiration or completion in accordance with its terms.

These trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit No.	Description

10.1+*	Program Agreement, dated February 27, 2025, by and between Coastal Community Bank and Dave Operating LLC.

10.2+*	Assurance Agreement, dated February 27, 2025, by and among Coastal Community Bank, Dave Inc., and Dave Operating LLC.

10.3+	Fourth Amendment to Service Agreement, dated March 6, 2025, by and between Dave Operating LLC and Galileo Financial Technologies, LLC.

10.4+	Fifth Amendment to Service Agreement, dated March 4, 2025, by and between Dave Operating LLC and Galileo Financial Technologies, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

+ Certain identified information has been redacted in accordance with Regulation S-K Item 601(b)(2)(ii) or 601(b)(10)(iv), as applicable.

** Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2025	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: May 8, 2025	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer