Form 10-Q
period 2025-06-30
Dave Inc./DE
filed 2025-08-06
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______

Commission file number: 001-40161

DAVE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1481509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1265 South Cochran Ave Los Angeles, CA	90019
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (844) 857-3283

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A common stock, par value $0.0001	DAVE	The Nasdaq Stock Market LLC
Redeemable warrants, each lot of 32 warrants exercisable for one share of Class A common stock at an exercise price of $368 per share of Class A common stock	DAVEW	The Nasdaq Stock Market LLC

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

As of July 23, 2025, there were 12,215,576 and 12,084,643 shares of Class A common stock, $0.0001 par value, issued and outstanding, respectively. As of July 23, 2025, there were 1,414,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DAVE INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance, our objectives for future operations, our liquidity, borrowing capacity, our use of cash and cash requirements and the expected effects of new accounting pronouncements, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025 (the “Annual Report”), as further updated in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and this Form 10-Q and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Form 10-Q involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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
•
the primary reliance by Dave on a single bank partner;
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
•
investigations, claims, disputes, enforcement actions, arbitration, litigation and/or other regulatory or legal proceedings, including the Department of Justice’s lawsuit against Dave;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

(unaudited)

	As of June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,687	$49,718
Marketable securities	99	97
ExtraCash receivables, net of allowance for credit losses of $32,517 and $22,703 as of June 30, 2025 and December 31, 2024, respectively	225,662	175,857
Investments	41,067	40,473
Prepaid expenses and other current assets	17,854	16,127
Total current assets	346,369	282,272
Property and equipment, net	591	704
Lease right-of-use assets (related-party of $356 and $507 as of June 30, 2025 and December 31, 2024, respectively)	356	507
Intangible assets, net	13,938	13,642
Debt facility commitment fee, long-term	80	163
Restricted cash	1,841	1,659
Other non-current assets	388	380
Total assets	$363,563	$299,327
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$7,732	$6,767
Accrued expenses	17,165	16,707
Lease liabilities, short-term (related-party of $210 and $350 as of June 30, 2025 and December 31, 2024, respectively)	210	350
Legal settlement accrual	7,264	7,105
Other current liabilities	4,037	4,132
Total current liabilities	36,408	35,061
Lease liabilities, long-term (related-party of $173 and $204 as of June 30, 2025 and December 31, 2024, respectively)	173	204
Debt facility, long-term	75,000	75,000
Warrant and earnout liabilities	31,267	2,928
Other non-current liabilities	3,641	3,033
Total liabilities	$146,489	$116,226
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 12,214,009 and 11,551,528 shares issued at June 30, 2025 and December 31, 2024, respectively; 12,083,076 and 11,501,965 shares outstanding at June 30, 2025 and December 31, 2024	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,414,082 and 1,514,082 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively;	-	-
Additional paid-in capital	338,531	335,326
Treasury shares, at cost (81,370 Class A common stock)	(6,960)	-
Accumulated other comprehensive gain	97	221
Accumulated deficit	(114,595)	(152,447)
Total stockholders’ equity	$217,074	$183,101
Total liabilities, and stockholders’ equity	$363,563	$299,327

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Balance Sheets, Continued

(in thousands)

(unaudited)

The following table presents the assets and liabilities of a consolidated variable interest entity (“VIE”), which are included in the condensed consolidated balance sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. All intercompany accounts have been eliminated.

	As of June 30, 2025	As of December 31, 2024
Assets
Cash and cash equivalents	$35,902	$46,106
Investments	19,553	19,163
ExtraCash receivables, net of allowance for credit losses	207,683	158,447
Debt facility commitment fee, current	162	155
Debt facility commitment fee, long-term	80	163
Total assets	$263,380	$224,034
Liabilities
Accounts payable	$575	$605
Long-term debt facility	75,000	75,000
Total liabilities	$75,575	$75,605

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating revenues:
Service based revenue, net	$121,593	$71,651	$219,444	$137,213
Transaction based revenue, net	10,164	8,466	20,292	16,534
Total operating revenues, net	131,757	80,117	239,736	153,747
Operating expenses:
Provision for credit losses	25,295	14,365	35,898	24,308
Processing and servicing costs	7,170	7,499	14,157	14,953
Financial network and transaction costs	7,227	6,495	14,266	12,850
Advertising and activation costs	15,456	12,883	27,386	23,820
Compensation and benefits	26,430	24,245	53,681	48,580
Technology and infrastructure	2,894	2,809	5,620	5,504
Other operating expenses	6,203	6,152	12,497	12,664
Total operating expenses	90,675	74,448	163,505	142,679
Other (income) expenses:
Interest income	(588)	(537)	(1,019)	(2,032)
Interest expense	1,777	1,965	3,535	4,182
Gain on extinguishment of convertible debt	-	-	-	(33,442)
Changes in fair value of earnout liabilities	7,894	(63)	7,496	133
Changes in fair value of public and private warrant liabilities	20,491	(272)	20,843	205
Total other expense (income), net	29,574	1,093	30,855	(30,954)
Net income before provision (benefit) for income taxes	11,508	4,576	45,376	42,022
Provision (benefit) for income taxes	2,468	(1,782)	7,524	1,421
Net income	$9,040	$6,358	$37,852	$40,601

Net income per share:
Basic	$0.68	$0.51	$2.86	$3.30
Diluted	$0.62	$0.47	$2.61	$3.02
Weighted-average shares used to compute net income per share
Basic	13,364,926	12,416,524	13,246,266	12,318,365
Diluted	14,554,218	13,543,648	14,475,435	13,433,461

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$9,040	$6,358	$37,852	$40,601
Other comprehensive gain (loss):
Unrealized (loss) gain on available-for-sale securities	(132)	73	(124)	(574)
Comprehensive income	$8,908	$6,431	$37,728	$40,027

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital		Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	11,776,634	$1	1,514,082	$-	$329,828	$-	$(6,960)	$229	$(123,635)	$199,463
Issuance of Class A common stock in connection with stock plans	206,442	-	-	-	418		-	-	-	418
Conversion of Class V common stock to Class A common stock	100,000	-	(100,000)	-	-		-	-	-	-
Stock-based compensation	-	-	-	-	8,285		-	-	-	8,285
Unrealized loss on available-for-sale securities	-	-	-	-	-		-	(132)	-	(132)
Net income	-	-	-	-	-		-	-	9,040	9,040
Balance at June 30, 2025	12,083,076	$1	1,414,082	$-	$338,531	-	$(6,960)	$97	$(114,595)	$217,074

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	10,819,723	1	1,514,082	-	303,387	3	(176,077)	127,314
Issuance of Class A common stock in connection with stock plans	280,004				307			307
Stock-based compensation					7,706			7,706
Unrealized gain on available-for-sale securities					-	72		72
Net income	-	-	-	-	-	-	6,358	6,358
Balance at June 30, 2024	11,099,727	$1	1,514,082	$-	$311,400	$75	$(169,719)	$141,757

	Common stock
	Class A		Class V		Additional paid-in capital		Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	11,501,965	$1	1,514,082	$-	$335,326	$-	$-	$221	$(152,447)	$183,101
Issuance of Class A common stock in connection with stock plans	694,793	-	-	-	722		-	-	-	722
Shares withheld related to net share settlement	(132,312)	-	-	-	(13,319)		-	-	-	(13,319)
Repurchase of Class A common stock	(81,370)	-	-	-	-		(6,960)	-	-	(6,960)
Conversion of Class V common stock to Class A common stock	100,000	-	(100,000)	-	-		-	-	-	-
Stock-based compensation	-	-	-	-	15,802		-	-	-	15,802
Unrealized loss on available-for-sale securities	-	-	-	-	-		-	(124)	-	(124)
Net income	-	-	-	-	-		-	-	37,852	37,852
Balance at June 30, 2025	12,083,076	$1	1,414,082	$-	$338,531	-	$(6,960)	$97	$(114,595)	$217,074

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	10,634,173	$1	1,514,082	$-	$296,733	$649	$(210,320)	$87,063
Issuance of Class A common stock in connection with stock plans	465,554	-	-	-	831	-	-	831
Stock-based compensation	-	-	-	-	13,836	-	-	13,836
Unrealized loss on available-for-sale securities	-	-	-	-	-	(574)	-	(574)
Net income	-	-	-	-	-		$40,601	40,601
Balance at June 30, 2024	11,099,727	1	1,514,082	-	311,400	75	$(169,719)	141,757

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$37,852	$40,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,157	3,500
Provision for credit losses	35,898	24,308
Changes in fair value of earnout liabilities	7,496	133
Changes in fair value of public and private warrant liabilities	20,843	205
Gain on extinguishment of convertible debt	-	(33,442)
Stock-based compensation	15,802	13,836
Non-cash interest	-	251
Non-cash lease expense	(20)	(11)
Changes in fair value of marketable securities and investments	66	(173)
Changes in operating assets and liabilities:
ExtraCash receivables, service based revenue	(7,909)	(568)
Prepaid income taxes	-	148
Prepaid expenses and other current assets	(1,719)	(5,587)
Accounts payable	965	3,833
Accrued expenses	458	(1,899)
Legal settlement accrual	159	(2,110)
Other current liabilities	(164)	510
Other non-current liabilities	608	2,864
Other non-current assets	(8)	(8)
Net cash provided by operating activities	113,484	46,391

Investing activities
Payments for internally developed software costs	(3,101)	(3,767)
Purchase of property and equipment	(164)	(147)
Net originations and collections of ExtraCash receivables	(77,794)	(38,653)
Purchase of investments	(108,849)	(48,524)
Sale and maturity of investments	108,065	121,841
Purchase of marketable securities	(2)	(59,177)
Sale of marketable securities	-	60,034
Net cash (used in) provided by investing activities	(81,845)	31,607

Financing activities
Repurchases of Class A common stock	(6,891)	-
Proceeds from issuance of common stock for stock option exercises	722	831
Payment of taxes for shares withheld related to net share settlement	(13,319)	(761)
Repayment of borrowings on convertible debt, long-term	-	(71,000)
Net cash used in financing activities	(19,488)	(70,930)

Net increase in cash and cash equivalents and restricted cash	12,151	7,068
Cash and cash equivalents and restricted cash, beginning of the period	51,377	43,078
Cash and cash equivalents and restricted cash, end of the period	$63,528	$50,146

Supplemental disclosure of non-cash investing and financing activities:
Accrued excise taxes for repurchases of Class A common stock	$69	$-

Supplemental disclosure of cash paid for:
Income taxes	$1,615	$96
Interest	$3,490	$3,885

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$61,687	$48,600
Restricted cash	1,841	1,546
Total cash, cash equivalents, and restricted cash, end of the period	$63,528	$50,146

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

ExtraCash:

ExtraCash is an overdraft product offered through the Company's bank partner that provides Members with up to $500 of credit to bridge liquidity gaps between paychecks. Using its proprietary AI-powered underwriting system, CashAI, the Company analyzes a Member’s checking account transaction data to determine eligibility and set the credit approval amount. This fully automated process requires no credit check and does not rely on FICO or credit bureau data. Once an ExtraCash transaction is initiated, repayment is scheduled based on the Member’s forecasted next paycheck or deposit date.

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

The Company generates monthly subscription revenue from Members enrolled in the Company's Personal Financial Management and other subscription-based services.

Note 2 Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

During the three months ended June 30, 2025, the Company revised the presentation of certain items within its condensed consolidated statement of operations. Certain prior period amounts have been reclassified to conform to the current period presentation. These changes have been applied retrospectively to all periods presented and did not impact previously reported net income or earnings per share.

Specifically:

•
Financial network and transaction costs now appear as a separate line item within operating expenses (formerly included in other operating expenses).
•
Advertising and marketing is now presented as advertising and activation under operating expenses and includes Member activation costs (activation costs were formerly included in processing and servicing costs and other operating expenses).
•
Technology and infrastructure costs now appear as a separate line item within operating expenses (formerly included in other operating expenses).

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

Use of Estimates

The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service based revenue, net
Processing and service fees, net	$113,464	$49,595	$196,912	$94,191
Tips	-	16,077	7,496	30,987
Subscriptions	8,053	5,850	14,870	11,794
Other	76	129	166	241
Transaction based revenue, net
Interchange revenue, net	6,011	4,742	11,896	9,484
ATM revenue, net	745	760	1,539	1,570
Other	3,408	2,964	6,857	5,480
Total operating revenues, net	$131,757	$80,117	$239,736	$153,747

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

Processing and Service Fees, Net:

Processing and service fees apply in connection with a Member’s use of ExtraCash. The Company's new fee model, rolled out to all Members in February 2025, is a mandatory overdraft service fee. At the Member’s election, the Company may expedite for a fee the funding of ExtraCash funds to an external debit card. These fees are considered non-refundable loan origination fees and are recognized as revenue over the average expected contractual term of the related ExtraCash transactions.

Costs incurred by the Company to originate ExtraCash are treated as direct loan origination costs. These direct loan origination costs are netted against ExtraCash-related income over the average expected contractual term of an ExtraCash. Direct origination costs recognized as a reduction of ExtraCash-related income during the three and six months ended June 30, 2025 were $1.4 million and $2.5 million, respectively. During the three and six months ended June 30, 2024, the Company recognized direct origination costs as a reduction of ExtraCash-related income of $0.8 million and $1.5 million, respectively.

Tips:

Prior to the second quarter of 2025, the Company encouraged, but did not contractually require, its Members who receive ExtraCash to leave a discretionary tip. For accounting purposes, tips are treated as an adjustment of yield to ExtraCash and are recognized over the average expected contractual term of its ExtraCash receivables. The Company discontinued optional tips from its business model in February 2025.

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

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions, volume support from a certain co-branded agreement, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from Members' usage of out-of-network ATMs reduced by related ATM transaction costs during the three and six months ended June 30, 2025 were $0.7 million and $1.5 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and six months ended June 30, 2025 were $0.6 million and $1.1 million, respectively. ATM fees earned from Members' usage of out-of-network ATMs reduced by related ATM transaction costs during the three and six months ended June 30, 2024 were $0.8 million and $1.6 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and six months ended June 30, 2024 were $0.5 million and $1.0 million, respectively.

Processing and Servicing Costs

Processing and servicing costs consist of amounts paid to third party processors for the recovery of ExtraCash, tips, processing fees, service fees and subscriptions. These expenses also include fees paid for services to connect Member’s bank accounts to the Company’s application. Except for processing and servicing costs associated with ExtraCash originations, which are recorded net against processing and service fee revenue, all other processing and servicing costs are expensed as incurred.

Financial Network and Transaction costs

Financial Network and Transaction costs consist of program management fees, card network association fees, payment processing costs, losses related to Member-disputed transactions, bank card fees and fraud-related losses. All other financial network and transaction costs are expensed as incurred.

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

ExtraCash Receivables

ExtraCash Receivables include ExtraCash, processing and service fees and tips, net of certain direct origination costs and allowance for credit losses. Management’s intent is to hold ExtraCash Receivables until the earlier of repayment or payoff date. Members’ ExtraCash Receivables are treated as financial receivables under ASC 310.

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

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the condensed consolidated statements of operations. Capitalized costs for the three and six months ended June 30, 2025 were $1.7 and $3.1 million, respectively. Capitalized costs for the three and six months ended June 30, 2024 were $2.2 million and $3.8 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, ExtraCash receivables, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the FDIC insured limits were $60.8 million at June 30, 2025 and $61.1 million at December 31, 2024. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

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

No Member individually exceeded 10% or more of the Company’s ExtraCash receivables balance as of June 30, 2025 and December 31, 2024.

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

Advertising and Activation Costs

Advertising costs are expensed as incurred. Advertising costs consist primarily of expenses related to digital marketing, paid social media, influencer partnerships, content marketing and referral programs. Advertising costs for the three and six months ended June 30, 2025, were $13.4 million and $23.7 million, respectively, and are presented within advertising and activation costs in the condensed consolidated statements of operations. Advertising costs for the three and six months ended June 30, 2024 were $10.7 million and $19.8 million, respectively. Activation costs, which consist primarily of expenses incurred to onboard and activate new users, are also expensed as incurred.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $2.3 and $2.0 million of uncertain tax positions as of June 30, 2025 and December 31, 2024, respectively, related to state income taxes and federal and state research and development tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.026 million and $0.004 million of interest expense and penalties as a component of income tax expense during the six months ended June 30, 2025 and 2024, respectively. There were $0.078 million and $0.020 million of accrued interest expense and penalties as of June 30, 2025 and June 30, 2024, respectively.

On June 27, 2025, California enacted legislation requiring financial institutions to utilize a single sales factor apportionment method, effective for tax years beginning in 2025. The Company is currently evaluating the impact of this legislation on its income tax provision, but anticipates that the new law will decrease its California apportioned income and state income tax expense beginning in 2025.

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

Net Income Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A common stock, par value $0.0001 per share ("Class A Common Stock") and Class V common stock, par value $0.0001 per share ("Class V Common Stock")) issued and outstanding as of June 30, 2025 (the Class V Common Stock and together with the Class A Common Stock, the “Common Stock”). The rights, including the liquidation and dividend rights, of the holders of the Class A Common Stock and Class V Common Stock are identical, except with respect to voting.

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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator
Net income attributed to common stockholders—basic and diluted	$9,040	$6,358	$37,852	$40,601

Denominator
Weighted-average shares of common stock—basic	13,364,926	12,416,524	13,246,266	12,318,365
Dilutive effect of stock options	221,925	281,982	193,126	251,119
Dilutive effect of RSU	967,367	845,142	1,036,043	863,977
Weighted-average shares of common stock—diluted	14,554,218	13,543,648	14,475,435	13,433,461

Net income per share
Basic	$0.68	$0.51	$2.86	$3.30
Diluted	$0.62	$0.47	$2.61	$3.02

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Equity incentive awards	425,793	808,055	504,835	852,782
Total	425,793	808,055	504,835	852,782

The Company also excluded 11,444,235 public and private warrants and 49,653 earnout shares that were potentially dilutive from the computation of diluted net income for the three and six months ended June 30, 2025 and 2024, respectively, as including them would have been antidilutive. In connection with the 32-for-1 reverse stock split effected on January 4, 2023, 32 warrants are exercisable for one share of Class A Common Stock. Refer to Note 9 Warrant Liabilities and Note 13 Fair Value of Financial Instruments for further details.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted:

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendments require enhanced disclosures in connection with an entity's effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and clarification on uncertain tax positions and related financial statement impacts. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this amendment on its financial statement disclosures.

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

In March 2025, the FASB issued Accounting Standards Update No. 2025-02, Liabilities (Topic 405): Improvements to Liability Derecognition and Disclosure Requirements. This ASU clarifies the criteria for derecognizing liabilities and enhances disclosures related to certain liabilities, particularly those resulting from settlement obligations and contingent liabilities. The updated guidance is intended to improve transparency and comparability by requiring detailed qualitative and quantitative disclosures in the notes to financial statements regarding the timing and circumstances of liability derecognition and significant judgments applied. The standard will be effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

In May 2025, the FASB released ASU 2025-04, Compensation—Stock Compensation (Topic 718): Simplifying Accounting for Certain Modifications to Equity Awards. This new standard provides guidance to streamline the accounting for certain modifications of equity awards, including modifications related to equity-classified share-based payment awards. The ASU clarifies when a modification is considered substantive, how to measure the effects, and which disclosures are required upon modification. ASU 2025-04 becomes effective for fiscal years beginning after December 15, 2025, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	June 30, 2025	December 31, 2024
Marketable securities	$99	$97
Total	$99	$97

At June 30, 2025 and December 31, 2024, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At both June 30, 2025 and December 31, 2024, the investment portfolio had a weighted-average maturity of 35 days. The gain recognized in connection with the investment in marketable securities for the three and six months ended June 30, 2025 was $0.001 million and $0.002 million, respectively, and recorded as a component of interest income in the condensed consolidated statements of operations. The gain recognized in connection with the investment in marketable securities for the three and six months ended June 30, 2024 was $0.01 million and $0.08 million, respectively, and recorded as a component of interest income in the condensed consolidated statements of operations.

Note 4 Investments

Below is a summary of investments, which are measured at fair value as of June 30, 2025 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$2,427	$2	$(14)	$2,415
Government securities	38,543	109	-	38,652
Total	$40,970	$111	$(14)	$41,067

Below is a summary of investments, which are measured at fair value as of December 31, 2024 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,249	$1	$(38)	$4,212
Government securities	36,003	258	-	36,261
Total	$40,252	$259	$(38)	$40,473

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025
Corporate bonds	$1,528	$(7)	$718	$(7)	$2,246	$(14)
Total	$1,528	$(7)	$718	$(7)	$2,246	$(14)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
Corporate bonds	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)
Total	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)

The net realized gain recorded in connection with the investments for the three and six months ended June 30, 2025 was $0.001 million and $0.01 million, respectively, and was recorded as a component of interest income in the condensed consolidated statements of operations. The net realized gain recorded in connection with the investments for the three and six months ended June 30, 2024 was $0.03 million and $0.9 million, respectively, and was recorded as a component of interest income in the condensed consolidated statements of operations. Accrued interest of $0.04 million and $0.2 million is included in investments within the condensed consolidated balance sheets for the periods ended June 30, 2025 and 2024, respectively.

The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$40,246	$40,349
Due after one year through five years	$724	$718
Total	$40,970	$41,067

Note 5 ExtraCash Receivables, Net

ExtraCash receivables, net, represent outstanding ExtraCash originations, processing fees, tips and service fees, net of direct origination costs, less an allowance for credit losses.

Below is a detail of ExtraCash receivables, net as of June 30, 2025 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$180,575	$(2,473)	$178,102
11-30	46,553	(7,992)	38,561
31-60	14,061	(8,688)	5,373
61-90	9,756	(7,413)	2,343
91-120	7,234	(5,951)	1,283
Total	$258,179	$(32,517)	$225,662

Below is a detail of ExtraCash receivables, net as of December 31, 2024 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$142,623	$(2,112)	$140,511
11-30	36,198	(6,223)	29,975
31-60	7,882	(4,937)	2,945
61-90	6,140	(4,712)	1,428
91-120	5,717	(4,719)	998
Total	$198,560	$(22,703)	$175,857

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2025	$22,703
Plus: provision for credit losses	35,898
Plus: amounts recovered	7,860
Less: amounts written-off	(33,944)
Ending allowance balance at June 30, 2025	$32,517

Opening allowance balance at January 1, 2024	$20,310
Plus: provision for credit losses	24,308
Plus: amounts recovered	5,778
Less: amounts written-off	(29,903)
Ending allowance balance at June 30, 2024	$20,493

The provision for credit losses for the six months ended June 30, 2025 was higher compared to the period ended June 30, 2024, due primarily to an increase of ExtraCash origination volume from approximately $2.24 billion for the six months ended June 30, 2024 compared to $3.32 billion for the period ended June 30, 2025, despite improved collections performance throughout the year. The increase in amounts written-off for the six months ended June 30, 2025 compared to period ended June 30, 2024 was also primarily a result of the increase in ExtraCash origination volume, offset by improved collections performance period over period.

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		June 30, 2025			December 31, 2024
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$30,602	$(16,718)	$13,884	$27,501	$(13,917)	$13,584
Domain name	15.0 Years	121	(67)	54	121	(63)	58
Intangible assets, net		$30,723	$(16,785)	$13,938	$27,622	$(13,980)	$13,642

The future estimated amortization expenses as of June 30, 2025, were as follows (in thousands):

2025	3,116
2026	5,632
2027	3,366
Thereafter	1,824
Total future amortization	$13,938

Amortization expense for the three and six months ended June 30, 2025 was $1.4 million and $2.8 million, respectively. Amortization expense for the three and six months ended June 30, 2024 was $1.6 million and $3.1 million, respectively. No significant impairment charges were recognized related to long-lived assets for the three and six months ended June 30, 2025 and 2024.

The Company did not incur any amortization expense related to any changes in useful life of its definite-lived intangible assets for the three months ended June 30, 2025 and 2024.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Income taxes payable	$6,668	$1,476
Accrued professional and program fees	5,882	4,718
Accrued compensation	2,678	5,166
Sales tax payable	1,012	1,021
Accrued negative account balances	597	1,786
Other	328	317
Accrued charitable contributions	-	2,223
Total	$17,165	$16,707

Prior to the second quarter of 2025, accrued charitable contributions included amounts the Company had pledged related to charitable meal donations. The Company used a portion of tips received to make charitable cash donations to third parties who use the funds to provide meals to those in need. The Company discontinued the optional tips from Dave's business model in February 2025. For the three and six months ended June 30, 2025, the Company pledged $0 and approximately $0.5 million related to charitable donations, respectively. For the three and six months ended June 30, 2024, the Company pledged approximately $1.0 million and $1.9 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other operating expenses in the condensed consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Deferred transaction costs	$3,150	$3,150
Other	887	982
Total	$4,037	$4,132

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

Note 9 Warrant Liabilities

As of June 30, 2025, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. In connection with the 32-for-1 reverse stock split effected on January 4, 2023, 32 warrants are exercisable for one share of Class A Common Stock. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

The Public Warrants and Private Warrants have an exercise price of $11.50 per share, or $368 in total after giving effect to the 32-for-1 stock split, subject to adjustments. These warrants will expire five years after the completion of the Business Combination, or earlier if redeemed or upon liquidation.

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

On October 18, 2024, the Company executed the Fourth Amendment to the Debt Facility with the existing Lenders to expand the Company's borrowing capacity. The amendment also updates interest rates to the sum of the base rate plus 5.00% per annum on the aggregate outstanding principal balance and updates prepayment premiums for early or voluntary principal repayments, among other administrative terms. The Fourth Amendment was accounted for as a debt modification and, accordingly, the Company incurred $0.03 million in associated costs which will be recognized within the consolidated statement of operations evenly through maturity date of the Debt Facility, and no gain or loss was recognized. As of June 30, 2025, the Company was not in compliance with a specific debt covenant under its existing Debt Facility. In particular, a breach existed relating to the Minimum Receivable Loan-to-Value ("LTV Ratio"), which exceeded the allowable limits set forth in the covenant. The Agent, on behalf of the Lenders, provided a one-time limited waiver of this covenant, effective from October 18, 2024 until June 30, 2025. This waiver is solely for that period and for addressing this specific breach, and does not constitute a waiver of any default or event of default under the Debt Facility. On July 14, 2025, the Company entered into the Fifth Amendment to the Financing Agreement, which, among other updates, removed the LTV ratio covenant from the agreement entirely. For further details regarding the terms and financial covenants modified under the Fifth Amendment, including additional reporting and cash management requirements, see Note 20, Subsequent Events.

As of June 30, 2025 and December 31, 2024, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

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

On August 21, 2024, the FTC staff sent the Company a proposed consent order and draft complaint, alleging that the Company had violated Section 5(a) of the Federal Trade Commission Act ("FTC Act") which prohibits "unfair or deceptive acts or practices in or affecting commerce" and certain provisions of the Restore Online Shoppers’ Confidence Act related to the Company’s platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of a Complaint if the Company did not settle the FTC’s claims. The Company engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against the Company. The Complaint sought a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” The FTC then referred the case to the Department of Justice (the “DOJ”), and on December 30, 2024, the DOJ filed an amended civil complaint in the United States District Court for the Central District of California, naming the Company and our Chief Executive Officer, Jason Wilk as defendants (the "Amended Complaint"). The Amended Complaint alleges that Dave violated Section 5(a) of the FTC Act as well as the Restore Online Shoppers' Confidence Act. The DOJ is seeking injunctive relief, civil penalties, monetary relief and other relief. On February 28, 2025, we filed a motion to dismiss the DOJ’s Amended Complaint. On April 7, 2025, the DOJ filed an opposition to the Company's motion to dismiss and on April 21, 2025 the Company filed its reply in support of the Company's motion to dismiss. The hearing on the Company's motion to dismiss was held on June 30, 2025, and the court has not yet issued a ruling.

Although the Company believes that its practices have at all times been in compliance with applicable law, the outcome of any case in litigation is uncertain. Therefore, as of the three months ended June 30, 2025, the Company has recorded a $7.0 million litigation and settlement accrual for this matter. Significant changes in the accrual may be required in future periods as the case progresses and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of this matter due to, among other things, the fact that it raises difficult factual and legal issues and is subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in the litigation, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of this matter could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

Note 12 Leases

In January 2019, the Company entered into a lease agreement with PCJW Properties LLC ("PCJW") for office space located in Los Angeles, California. The lease term is seven years, beginning January 1, 2019 and ending December 31, 2025. The current monthly lease payment is $0.03 million, subject to an annual escalation of 5%.

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

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Six Months Ended,
	June 30, 2025	June 30, 2024
Operating lease cost	$174	$173
Short-term lease cost	-	-
Total lease cost	$174	$173

	For the Six Months Ended,
	June 30, 2025	June 30, 2024
Other information:
Cash paid for operating leases	$193	$184
Weighted-average remaining lease term - operating lease	2.22	2.62
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of June 30, 2025, were as follows (in thousands):

Year	Related-Party Commitment
2025 (remaining)	$193
2026	$80
2027	$83
2028	$71
Total minimum lease payments	$427
Less: imputed interest	$(44)
Total lease liabilities	$383

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$99	$—	$—	$99
Investments	—	41,067	—	41,067
Total assets	$99	$41,067	$—	$41,166
Liabilities
Warrant liabilities - public warrants	$11,483	$—	$—	$11,483
Warrant liabilities - private warrants	—	—	11,292	11,292
Earnout liabilities	—	—	8,492	8,492
Total liabilities	$11,483	$—	$19,784	$31,267

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$97	$—	$—	$97
Investments	—	40,473	—	40,473
Total assets	$97	$40,473	$—	$40,570
Liabilities
Warrant liabilities - public warrants	$1,016	$—	$—	$1,016
Warrant liabilities - private warrants	—	—	916	916
Earnout liabilities	—	—	996	996
Total liabilities	$1,016	$—	$1,912	$2,928

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of June 30, 2025 and 2024.

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

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the public warrant liability for the three and six months ended June 30, 2025 was $10.3 million and $10.5 million, respectively, which is presented within changes in fair value of public warrant liability in the condensed consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$1,016
Change in fair value during the period	10,467
Ending value at June 30, 2025	$11,483

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the private warrant liability for the three and six months ended June 30, 2025 was $10.2 million and $10.4 million, respectively, which is presented within changes in fair value of private warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$916
Change in fair value during the period	10,376
Ending value at June 30, 2025	$11,292

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the three months ended June 30, 2025:

Exercise price	$368
Expected volatility	62.88%
Risk-free interest rate	3.84%
Remaining term	1.51 years
Dividend yield	0%

Earnout Shares Liability:

As part of the recapitalization and business combination in January 2022, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five-year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three and six months ended June 30, 2025, was $7.9 million and $7.5 million, respectively, which are presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2025	$996
Change in fair value during the period	7,496
Ending value at June 30, 2025	$8,492

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the three months ended June 30, 2025:

Exercise price	$400-$480
Expected volatility	67.5%
Risk-free interest rate	3.80%
Remaining term	1.52 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

Note 14 Stockholders’ Equity

Preferred Stock

As of June 30, 2025, no shares of preferred stock were outstanding.

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

Class A and Class V Common Stock

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of June 30, 2025, the Company had 12,214,009 and 1,414,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of June 30, 2025, the Company had 12,083,076 and 1,414,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized $8.3 million and $15.8 million of stock-based compensation expense arising from stock options, restricted stock unit grants and performance-based restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. The Company recognized $7.7 million and $13.8 million of stock-based compensation expense arising from stock option and restricted stock unit grants for the three and six months ended June 30, 2024, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2025	558,379	$16.92	5.6	$39,085
Granted	-	$-
Exercised	(103,847)	$6.96
Forfeited	-	$-
Expired	(798)	$22.21
Options outstanding, June 30, 2025	453,734	$19.19	5.4	112,912
Nonvested options, June 30, 2025	239,355	$23.16	5.7	58,537
Vested and exercisable, June 30, 2025	214,379	$14.77	5.1	54,374

At June 30, 2025, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $1.4 million, which is expected to be recognized over a weighted-average remaining period of 3.0 years.

On March 3, 2021, the Company granted the Chief Executive Officer stock options to purchase up to 358,001 shares of Common Stock in nine tranches. Each of the nine tranches contain service, market and performance conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date; however, no compensation charges are recognized until the service and performance condition are probable, which is upon the completion of a liquidity event, the achievement of specified price targets for each tranche of shares, and continuous employment. Upon the completion of the Business

Combination, the performance condition was met and the Company recorded a cumulative stock-based compensation expense of $1.9 million. The options have a strike price of $23.16 per share. The Company determined the fair value of the options on the grant date to be $10.5 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free interest rate, and volatility. The derived service periods determined by the valuation for each of the nine tranches range from approximately 3 years to approximately 7 years. Each tranche will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges related to that particular tranche will be expensed in the period in which the vesting conditions were met. During the quarter ended June 30, 2025, a price target milestone was achieved and 119,321 stock options were considered vested.

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2025	1,200,868	$27.21
Granted	209,530	$85.90
Vested and Released	(380,493)	$42.22
Forfeited	(85,870)	$25.39
Outstanding shares at June 30, 2025	944,035	$39.83

At June 30, 2025, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $35.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

During the quarter ended September 30, 2024, the Company's Board of Directors approved a modification to the price targets in the market conditions and the addition of alternative performance conditions for 50,000 unvested RSUs and during the quarter the Company achieved the performance conditions. The modification and achievement of the performance conditions resulted in an incremental cumulative stock-based compensation expense of approximately $0.4 million. As a result of the modification, the RSUs were classified as performance-based RSUs and included in the activity table below. As of June 30, 2025, the 50,000 performance-based RSUs were vested and issued based upon the achievement of the remaining service requirement as outlined in the award agreements.

Performance-Based Restricted Stock Units:

The Company grants performance-based RSUs to certain executives and employees as part of its long-term incentive plan. The performance-based RSUs are subject to the attainment of defined performance and service conditions, such as specific adjusted EBITDA targets and specific share price targets, both subject to continued employment with the Company through certain dates. The actual number of shares subject to the award is determined at the end of the performance period and may range from 0% to 150% of the target shares granted depending upon the terms of the award. Compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance metrics will be satisfied.

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2025	338,052	$34.26
Granted	181,610	89.76
Vested and Released	(210,453)	34.48
Forfeited	(21,142)	63.19
Outstanding shares at June 30, 2025	288,067	66.97

During the year ended December 31, 2024, the Company achieved certain performance conditions as outlined in its grant agreements and recorded a cumulative stock-based compensation expense of approximately $5.6 million.

At June 30, 2025, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $14.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Note 16 Related-Party Transactions

Leasing Arrangements

During each of the three and six months ended June 30, 2025, the Company paid $0.1 million and $0.2 million, respectively, under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's current CEO), for general office space in Los Angeles, California. During the three and six months ended June 30, 2024, the Company paid $0.1 million and $0.2 million, respectively, under the lease agreements with PCJW.

The following is a schedule of future minimum rental payments as of June 30, 2025 under Company’s sublease for the properties located in Los Angeles, California, signed with PCJW (in thousands):

Year	Related-Party Commitment
2025 (remaining)	$193
2026	$80
2027	$83
2028	$71
Total minimum lease payments	$427
Less: imputed interest	$(44)
Total lease liabilities	$383

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC"), joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $1.8 million and $3.5 million for the three and six months ended June 30, 2025, respectively. For more information about the Debt Facility with VPC, refer to Note 10, Debt Facility.

Legal Services

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.4 million and $0.6 million for the three and six months ended June 30, 2025.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.5 million and $1.1 million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively.

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

The Company’s operations, all of which are located in the United States, collectively support this single-segment structure. No Member individually contributed to 10% or more of the Company’s revenues for the three and six months ended June 30, 2025 and 2024.

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

The following table presents selected financial information with respect to the Company’s single operating and reportable segment for the three and six months ended June 30, 2025 and 2024, respectively:

Dave Inc. Condensed Consolidated Statements of Operations (in thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating revenues:
Service based revenue, net	$121,593	$71,651	$219,444	$137,213
Transaction based revenue, net	10,164	8,466	$20,292	$16,534
Total operating revenues, net	131,757	80,117	239,736	153,747
Operating expenses:
Provision for credit losses	25,295	14,365	35,898	24,308
Processing and servicing costs	7,170	7,499	14,157	14,953
Financial network and transaction costs	7,227	6,495	14,266	12,850
Advertising and activation costs	15,456	12,883	27,386	23,820
Employee salaries	11,779	10,984	23,467	22,751
Stock-based compensation	8,285	7,706	15,802	13,836
Other compensation and benefits	6,366	5,555	14,412	11,993
Technology and infrastructure	2,894	2,809	5,620	5,504
Other operating expenses	6,203	6,152	12,497	12,664
Total operating expenses	90,675	74,448	163,505	142,679
Other (income) expenses:
Interest income	(588)	(537)	(1,019)	(2,032)
Interest expense	1,777	1,965	3,535	4,182
Gain on extinguishment of convertible debt	-	-	-	(33,442)
Changes in fair value of earnout liabilities	7,894	(63)	7,496	133
Changes in fair value of public and private warrant liabilities	20,491	(272)	20,843	205
Total other (income) expense, net	29,574	1,093	30,855	(30,954)
Net income before provision (benefit) for income taxes	11,508	4,576	45,376	42,022
Provision (benefit) for income taxes	2,468	(1,782)	7,524	1,421
Net income	$9,040	$6,358	$37,852	$40,601

Other operating expenses primarily include charitable commitments, depreciation and amortization of property and equipment and intangible assets, legal fees, rent, sales tax-related costs, office expenses, public relations, professional services, travel and entertainment, and insurance. These costs generally reflect our investments in infrastructure, business development, risk management, and administrative costs, and may vary period to period based on operational needs and strategic initiatives.

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

During the quarter ended March 31, 2025, the Company repurchased 81,370 shares of Class A common stock for an aggregate purchase price of $6.9 million, inclusive of transaction costs. All repurchased shares were recorded as treasury shares and are carried at cost as a component of stockholders’ equity on the condensed consolidated balance sheets. No treasury shares were retired or reissued during the period. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain share repurchases. During the three months ended June 30, 2025, the excise tax on net share repurchases was approximately $0.1 million.

As of June 30, 2025, approximately $43.1 million remained available for future repurchases under the current authorization.

No share repurchases were made during the quarter ended June 30, 2025.

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

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA includes a broad range of tax reform provisions affecting businesses including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. We are currently evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of the Company’s second quarter, the impacts are not included in operating results for the six months ended June 30, 2025.

On July 14, 2025, Dave OD Funding I, LLC (the Borrower), Dave Operating LLC (as successor to Dave Inc. and as Guarantor), Victory Park Management, LLC (as Agent), and the Lenders entered into a Fifth Amendment to their Financing Agreement dated January 27, 2021, as previously amended. The amendment became effective on July 14, 2025. This Fifth Amendment revised and replaced certain provisions of the existing Financing Agreement, specifically including the modification or removal of certain covenants. Notably, the Loan-to-Value (“LTV”) financial covenant previously located in Article 8(b) of the agreement, was removed as part of these amendments. This change eliminates the requirement that previously set a maximum LTV ratio for borrowing availability under the facility.

On August 4, 2025, Dave Operating LLC entered into a First Amendment to the Program Agreement, dated February 27, 2025, with Coastal Community Bank. This First Amendment revised and replaced certain provisions of the Program Agreement related to certain receivables associated with the Program (“Receivables”). Pursuant to the First Amendment, Receivables in an amount up to $225 million will be maintained on the balance sheet of Coastal for up to 60 calendar days following their origination date and then sold to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes related thereto which are included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025 (the “Annual Report”) and in “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A. “Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and this Quarterly Report on Form 10-Q.

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

We have engineered a purpose-driven platform designed to deliver on our mission, making a significant impact across the stakeholder groups we serve. Since our inception, nearly 18 million Members have signed up for the Dave app, with nearly 13 million having used at least one of our products. We have provided Members with nearly $18 billion in ExtraCash, offering critical liquidity when they need it most. To further support our communities, we have donated over $23 million to charity and important causes since inception.

Customers value our products, as demonstrated by more than 730,000 App Store reviews with an average 4.8-star rating as of July 2025. Our business model is built on transparency and customer alignment and building relationships with our Members that drive positive outcomes for both them and our business.

At the core of our success is a world-class team dedicated to delivering on our mission. Dave has been recognized by Built In as a Best Place to Work for five consecutive years, reinforcing our commitment to both our Members and employees.

Market Opportunity

The U.S. financial system has historically failed to address the needs of the millions of Americans who are living paycheck to paycheck. According to the Financial Health Network (“FHN”) in 2024, approximately 180 million Americans are classified as financially “coping” or “vulnerable” representing over 70% of the U.S. population, up from 66% in 2021. A July 2025 report by PYMNTS also found that 68% of U.S. consumers were living paycheck to paycheck, up from 64% a year earlier. This market includes both young and financially challenged individuals who have trouble managing cash flow, have minimal savings, regularly overdraft, and pay high fees for access to financial services. FHN research estimates there is approximately $38 billion of fees paid annually for access to basic checking services, including account maintenance fees, overdraft fees and ATM fees and that financially vulnerable and coping populations pay over $200 billion in annual fees and interest for short-term credit. We believe these insights are supported by a Dave study of our Members which reveals that traditional financial institutions charge consumers between $300-$400 of fees annually for access to basic checking services. We also believe these trends underscore a growing need for better financial solutions and illustrate the depth of our total addressable market (“TAM”), which we estimate to be approximately 180 million Americans that do not have access to affordable and effective banking solutions.

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

We rely on agreements with Evolve Bank & Trust (“Evolve”), our primary bank partner, and Coastal Community Bank ("Coastal Community Bank") to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. See Part II, Item 1A. “Risk Factors” for additional information.

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

During the three months ended June 30, 2025, we revised the presentation of certain items within its condensed consolidated statement of operations. These changes have been applied retrospectively to all periods presented and did not impact previously reported net income or earnings per share.

Specifically:

•
Financial network and transaction costs now appear as a separate line item within operating expenses (formerly included in other operating expenses).
•
Advertising and marketing is now presented as advertising and activation under operating expenses and includes Member activation costs (activation costs were formerly included in processing and servicing costs and other operating expenses).
•
Technology and infrastructure costs now appear as a separate line item within operating expenses (formerly included in other operating expenses).

Operating Revenues

Service based revenue, net

Service based revenue, net primarily consists of optional processing fees, optional tips, service fees and subscriptions charged to Members, net of processor-related costs associated with ExtraCash disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners and revenue share from our surveys partner.

Transaction based revenue, net

Transaction based revenue, net primarily consists of interchange and ATM revenues from our Checking Product, net of interchange fees, ATM-related fees and interest earned by Members. Also included in transaction based revenue are fees earned from funding and withdrawal-related transactions and volume support from a certain co-branded agreement and deposit referral fees that are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained.

Operating expenses

We classify our operating expenses into the following seven categories:

Provision for Credit Losses

The provision for credit losses primarily consists of an allowance for expected credit losses at a level estimated to be adequate to absorb credit losses inherent in the outstanding ExtraCash receivables, inclusive of outstanding processing and service fees and tips, along with outstanding amounts aged over 120 days or which become uncollectible based on information available to us during the period. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as collections trends and cash collections received subsequent to the balance sheet date. Changes to the allowance have a direct impact on the provision for credit losses in the condensed consolidated statement of operations. We consider ExtraCash receivables aged more than 120 days or which become uncollectible based on information available to us as impaired. All impaired ExtraCash receivables are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for credit losses. Subsequent recoveries, if any, of ExtraCash receivables written-off are recorded as a reduction to the provision for credit losses in the condensed consolidated statements of operations when collected.

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

Financial Network and Transaction Costs

Financial network and transaction costs primarily consist of program management fees, card network association fees, payment processing costs, losses related to Member-disputed transactions, bank card fees and fraud-related losses.

Advertising and Activation Costs

Advertising and activation expenses primarily consist of fees paid to our advertising and marketing platform partners for online, social media, and television campaigns, as well as promotional partnerships. These expenses also include activation-related costs, such as third-party fees (e.g., Plaid) incurred to onboard new Members to our platform. Advertising and activation costs are expensed as incurred, even though they may provide benefits over an extended period.

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

Technology and Infrastructure

Technology and infrastructure costs are associated with third-party Software-as-a-Service (“SaaS”) solutions, including cloud-based platforms that support the development, maintenance, scalability, and security of our products and internal systems.

Other Operating Expenses

Other operating expenses primarily include charitable commitments, depreciation and amortization of property and equipment and intangible assets, legal fees, rent, sales tax-related costs, office expenses, public relations, professional services, travel and entertainment, and insurance. These costs generally reflect our investments in infrastructure, business development, risk management, and internal controls. As such, they may fluctuate based on strategic priorities and are not always directly correlated with revenue or transaction volume.

Other (income) expenses

Other (income) expenses consist of interest income, interest expense, gain on extinguishment of debt, changes in fair value of earnout liabilities and changes in fair value of warrant liabilities.

Provision for income taxes

Provision for income taxes consists of the federal and state corporate income taxes accrued on income resulting from the sale of our services.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Service based revenue, net
Processing and service fees, net	$113,464	$49,595	$63,869	129%
Tips	-	16,077	(16,077)	-100%
Subscriptions	8,053	5,850	2,203	38%
Other	76	129	(53)	-41%
Transaction based revenue, net	10,164	8,466	1,698	20%
Total	$131,757	$80,117	$51,640	64%

Service based revenue, net—

Processing and Service fees, net

Processing and service fees, net of processing and servicing costs associated with ExtraCash originations, totaled $113.5 million for the three months ended June 30, 2025, representing an increase of $63.9 million, or 129%, compared to $49.6 million for the three months ended June 30, 2024. The increase was primarily driven by an approximate 16% increase in average monthly transacting Members, an increase in total ExtraCash origination volume from approximately $1.19 billion to approximately $1.79 billion, a rise in the average ExtraCash amounts that increased from $166 to $206 period over period, and increases to our fee structure that took place during February 2025. In addition, both the average processing and service fees, and percentage of Members who elected to expedite ExtraCash disbursements, increased modestly during the current period. We expect processing and service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Tips

Tips decreased $16.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to the elimination of the Member tipping option in February 2025.

Subscriptions

Subscription revenue totaled $8.1 million for the three months ended June 30, 2025, an increase of $2.2 million, or 38%, compared to $5.9 million for the three months ended June 30, 2024. The increase was primarily attributable to the growth in the number of paying Members on our platform, in addition to subscription fee increases that took place during June 2025.

Transaction based revenue, net

Transaction based revenue, net, was $10.2 million for the three months ended June 30, 2025, an increase of $1.7 million, or 20%, compared to $8.5 million for the three months ended June 30, 2024. The increase was primarily driven by interchange revenue, resulting from the growth in Members engaging with our Checking Product, as well as increased card spend and transaction volume, which rose approximately 27% period over period. Additionally, transaction based revenue, net increased due to fees earned from higher Members' funding and withdrawal-related transaction volume.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Provision for credit losses	$25,295	$14,365	$10,930	76%
Processing and servicing costs	7,170	7,499	(329)	-4%
Financial network and transaction costs	7,227	6,495	732	11%
Advertising and activation costs	15,456	12,883	2,573	20%
Compensation and benefits	26,430	24,245	2,185	9%
Technology and infrastructure	2,894	2,809	85	3%
Other operating expenses	6,203	6,152	51	1%
Total	$90,675	$74,448	$16,227	22%

Provision for credit losses—The provision for credit losses totaled $25.3 million for the three months ended June 30, 2025, compared to $14.4 million for the three months ended June 30, 2024, representing an increase of $10.9 million, or 76%. This increase was primarily driven by an increase in provision expense of $1.7 million related to ExtraCash receivables aged over 120 days and those that have become uncollectible based on information available to us, in addition to an increase in provision expense of $9.3 million related to ExtraCash receivables aged 120 days and under.

The increase in provision expense of $1.7 million related to ExtraCash receivables aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to a 16% increase in average transacting Members, average ExtraCash amounts from $166 to $206 and total ExtraCash origination volume from $1.19 billion to approximately $1.79 billion for the three months ended June 30, 2024 and 2025, respectively. These increases were offset by improved collections performance, due primarily to underwriting modifications related to ExtraCash eligibility requirements, new Member conversion and risk detection. All impaired ExtraCash receivables deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

Provision expense related to receivables aged 120 days and under increased by $9.3 million, primarily due to higher outstanding balances resulting from a 50% increase in ExtraCash origination volume, partially offset by improved collection performance. These dynamics resulted in an increase to the allowance for credit losses and corresponding increase in provision expense during the three months ended June 30, 2025 as compared to June 30, 2024. We expect continued volatility in ExtraCash receivables outstanding each period, as balances are directly influenced by the timing and volume of Member activity in the trailing 120-day period. Additionally, slight improvements in historical loss and collection rates contributed to a reduction in loss rate assumptions used in calculating the allowance for credit losses. Changes in these historical assumptions directly impact both the allowance and the provision for credit losses.

For additional details on the aging of ExtraCash receivables and a roll-forward of the allowance for credit losses, refer to the tables in Note 5 - ExtraCash Receivables, Net in the accompanying condensed consolidated financial statements.

Processing and service costs—Processing and servicing costs totaled $7.2 million for the three months ended June 30, 2025, compared to $7.5 million for the three months ended June 30, 2024. The decrease of $0.3 million, or 4%, was primarily driven by continued technology enhancements made to our ExtraCash payments structure along with rebates and cost savings due to price reductions from our processors and card network partners, partially offset by cost increases from ExtraCash origination volume from $1.19 billion to approximately $1.79 billion.

Financial network and transaction costs—Financial network and transaction costs totaled $7.2 million for the three months ended June 30, 2025, compared to $6.5 million for the three months ended June 30, 2024. The increase of $0.7 million, or 11%, was primarily driven by increases in debit card network fees and debit card processing costs due to a 27% increase in spend-related transaction volume period over period, partially offset by decreases in open disputes and negative balance expenses due to continued fraud mitigation efforts.

Advertising and activation costs —Advertising and activation costs totaled $15.5 million for the three months ended June 30, 2025, compared to $12.9 million for the three months ended June 30, 2024. The increase of $2.6 million, or 20%, was primarily attributable to an expansion of marketing spend during the summer season in order to capitalize on the higher levels of demand for ExtraCash during that period. We are increasingly optimizing marketing spend by platform and channel, with a particular focus on acquiring high-value new customers. We continue to prioritize channel and creative optimizations and ongoing improvements to our measurement and reporting infrastructure, both of which allow us to invest more intelligently across our marketing mix.

Compensation and benefits—Compensation and benefits expenses totaled $26.4 million for the three months ended June 30, 2025, compared to $24.2 million for the three months ended June 30, 2024. The increase of $2.2 million, or 9%, was primarily attributable to the following:

•
an increase in payroll related costs of $1.5 million, primarily due to increased compensation, employer related taxes and performance bonuses incurred during the three months ended June 30, 2025; and
•
an increase in stock-based compensation of $0.6 million, primarily due to the grant of certain performance-based restricted stock units during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, offset by a reduction in stock-based compensation expense related to stock options granted in prior years that have fully vested.

Technology and infrastructure—Technology and infrastructure expenses totaled $2.9 million for the three months ended June 30, 2025, compared to $2.8 million for the three months ended June 30, 2024. These costs remained steady period over period.

Other operating expenses—Other operating expenses remained steady and totaled $6.2 million for both the three months ended June 30, 2025 and the three months ended June 30, 2024.

Other (income) expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$(588)	$(537)	$(51)	9%
Interest expense	1,777	1,965	(188)	-10%
Gain on extinguishment of convertible debt	-	-	-	0%
Changes in fair value of earnout liabilities	7,894	(63)	7,957	-12630%
Changes in fair value of public and private warrant liabilities	20,491	(272)	20,763	-7633%
Total	$29,574	$1,093	$28,481	2606%

Interest expense—Interest expense totaled $1.8 million for the three months ended June 30, 2025, compared to $2.0 million for the three months ended June 30, 2024. The decrease of $0.2 million, or 10% was primarily driven by an overall decline in interest rates.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities resulted in expense of $7.9 million for the three months ended June 30, 2025, compared to a gain of $0.06 million for the three months ended June 30, 2024. The increase of $8.0 million was primarily driven by a fair value adjustment related to the earnout shares liability, which is sensitive to fluctuations in our Class A common stock price. While our stock has generally appreciated over the last 12 months, a significant increase in our Class A common stock price during the second quarter of 2025 led to a remeasurement of the liability at a higher fair value, resulting in the expense recognized during the period.

Changes in fair value of warrant liability—Changes in the fair value of our warrant liability resulted in an expense of $20.5 million for the three months ended June 30, 2025, compared to a gain of $0.3 million for the three months ended June 30, 2024. The increase of $20.8 million was primarily driven by fair value adjustments related to our public and private warrant liabilities, which are remeasured each period based on changes in the DAVEW warrant price and our Class A common stock price. The warrant liability increased in value during the current quarter due to a significant increase in the DAVEW warrant price and our Class A common stock price during the second quarter of 2025, which led to a remeasurement of the liability at a higher fair value, resulting in the expense recognized during the period.

Provision for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Provision (benefit) for income taxes	2,468	(1,782)	4,250	238%
Total	$2,468	$(1,782)	$4,250	238%

Provision for income taxes for the three months ended June 30, 2025 increased by approximately $4.3 million, or 238%, compared to the three months ended June 30, 2024. The Company reported higher income for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, which resulted in an income tax expense, rather than a benefit, in 2025. Although the Company reported income for the three months ended June 30, 2024, a decrease in the 2024 estimated annual effective tax rate during the second quarter resulted in a benefit for income taxes.

Results of Operations

Comparison of the six months ended June 30, 2025 and 2024

Operating revenues

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Service based revenue, net
Processing and service fees, net	$196,912	$94,191	$102,721	109%
Tips	7,496	30,987	(23,491)	-76%
Subscriptions	14,870	11,794	3,076	26%
Other	166	241	(75)	-31%
Transaction based revenue, net	20,292	16,534	3,758	23%
Total	$239,736	$153,747	$85,989	56%

Service based revenue, net—

Processing and Service fees, net

Processing and service fees, net of processing and servicing costs associated with ExtraCash originations, totaled $196.9 million for six months ended June 30, 2025, representing an increase of $102.7 million, or 109%, compared to $94.2 million for the six months ended June 30, 2024. The increase was primarily driven by an approximately 15% increase in average monthly transacting Members, an increase in total ExtraCash origination volume from approximately $2.24 billion to approximately $3.32 billion, a rise in the average ExtraCash amounts that increased from $163 to $199 period over period and increases to our fee structure that took place during February 2025. In addition, both the average processing and service fees, and percentage of Members who elected to expedite ExtraCash disbursements, increased modestly during the current period. We expect processing and service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Tips

Tips totaled $7.5 million for the six months ended June 30, 2025, representing a decrease of $23.5 million, or 76%, compared to $31.0 million for the six months ended June 30, 2024. The decline was primarily due to the elimination of the Member tipping option in February 2025.

Subscriptions

Subscription revenue totaled $14.9 million for the six months ended June 30, 2025, an increase of $3.1 million, or 26%, compared to $11.8 million for the six months ended June 30, 2024. The increase was primarily attributable to the growth in the number of paying Members on our platform, in addition to subscription fee increases that took place during June 2025.

Transaction based revenue, net

Transaction based revenue, net, was $20.3 million for the six months ended June 30, 2025 an increase of $3.8 million, or 23%, compared to $16.5 million for the six months ended June 30, 2024. The increase was primarily driven by higher interchange revenue, resulting from the growth in Members engaging with our Checking Product, as well as increased card spend and transaction volume, which rose approximately 25% period over period. Additionally, transaction based revenue increased due to fees earned from higher Members' funding and withdrawal-related transactions. These increases were partially offset by a $0.2 million increase in interest due to Members.

Operating expenses

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Provision for credit losses	$35,898	$24,308	$11,590	48%
Processing and servicing costs	14,157	14,953	(796)	-5%
Financial network and transaction costs	14,266	12,850	1,416	11%
Advertising and activation costs	27,386	23,820	3,566	15%
Compensation and benefits	53,681	48,580	5,101	11%
Technology and infrastructure	5,620	5,504	116	2%
Other operating expenses	12,497	12,664	(167)	-1%
Total	$163,505	$142,679	$20,826	15%

Provision for credit losses—The provision for credit losses totaled $35.9 million for six months ended June 30, 2025, compared to $24.3 million for the six months ended June 30, 2024. The increase of $11.6 million, or 47.7%, was primarily attributable to an increase in provision expense of $2.0 million related to ExtraCash receivables aged over 120 days and those that have become uncollectible based on information available to us and an increase in provision expense of $9.6 million related to ExtraCash receivables aged 120 days and under.

The increase in provision expense of $2.0 million related to ExtraCash receivables aged over 120 days and those which have become uncollectible based on information available to us, period over period, was attributed to increases in transacting Members, average ExtraCash from $163 to $199 and total ExtraCash origination volume from $2.24 billion to approximately $3.32 billion for the six months ended June 30, 2024 and 2025, respectively, offset by improved collections performance due primarily to underwriting modifications related to ExtraCash eligibility requirements, new Member conversion and risk detection. All impaired ExtraCash receivables deemed uncollectible are subsequently written-off and are a direct reduction to the allowance for credit losses.

The increase in provision expense of $9.6 million related to ExtraCash receivables aged 120 days and under was primarily attributed to an increase in receivables outstanding related to the 49% increase in ExtraCash volume period over period, offset by improved collections performance during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This resulted in an increase to the allowance for credit losses and corresponding increase in provision expense during the six months ended June 30, 2025 as compared to June 30, 2024. We anticipate volatility in ExtraCash receivables outstanding each period as they are directly correlated with the timing and volume of Member ExtraCash activity during the last 120 days prior to the end of the period.

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

Processing and service costs—Processing and servicing costs totaled $14.2 million for the six months ended June 30, 2025 compared to $15.0 million for the six months ended June 30, 2024. The decrease of $0.8 million, or 5%, was primarily driven by continued technology enhancements made to our ExtraCash payments structure along with rebates and cost savings due to price reductions from our processors and card network partners, partially offset by increases in ExtraCash origination volume from $2.24 billion to approximately $3.32 billion.

Financial network and transaction costs—Financial network and transaction costs totaled $14.3 million for the three months ended June 30, 2025, compared to $12.9 million for the three months ended June 30, 2024. The increase of $1.4 million, or 11%, was primarily driven by increases in debit card network fees and debit card processing costs due to a 25% increase in transaction volume period over period, partially offset by decreases in open disputes and negative balance expenses due to continued fraud mitigation efforts.

Advertising and activation costs —Advertising and activation expenses totaled $27.4 million for the six months ended June 30, 2025 compared to $23.8 million for the six months ended June 30, 2024. The increase of $3.6 million, or 15%, was primarily attributable to an expansion of marketing spend during the summer season in order to capitalize on the higher levels of demand for ExtraCash during that period. We are increasingly optimizing marketing spend by platform and channel, with a particular focus on acquiring high-value new customers. We continue to prioritize channel and creative optimizations and ongoing improvements to our measurement and reporting infrastructure, both of which allow us to invest more intelligently across our marketing mix.

Compensation and benefits—Compensation and benefits expenses totaled $53.7 million for the six months ended June 30, 2025 compared to $48.6 million for the six months ended June 30, 2024. The increase of $5.1 million, or 10%, was primarily attributable to the following:

•
an increase in payroll related costs of $2.9 million, primarily due to increased compensation, employer related taxes and performance bonuses during the six months ended June 30, 2024; and
•
an increase in stock-based compensation of $2.0 million, primarily due to the vesting of certain performance based restricted stock units during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, offset by a reduction in stock-based compensation expense related to stock options granted in prior years that have fully vested.

Technology and infrastructure—Technology and infrastructure expenses totaled $5.6 million for the six months ended June 30, 2025, compared to $5.5 million for the six months ended June 30, 2024. These costs remained steady period over period.

Other operating expenses—Other operating expenses totaled $12.5 million for the six months ended June 30, 2025, compared to $12.7 million for the six months ended June 30, 2024. These costs remained steady period over period.

Other (income) expenses

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$(1,019)	$(2,032)	$1,013	-50%
Interest expense	3,535	4,182	(647)	-15%
Gain on extinguishment of convertible debt	-	(33,442)	33,442	-100%
Changes in fair value of earnout liabilities	7,496	133	7,363	5536%
Changes in fair value of public and private warrant liabilities	20,843	205	20,638	10067%
Total	$30,855	$(30,954)	$61,809	-200%

Interest income—Interest income totaled $1.0 million for the six months ended June 30, 2025, compared to $2.0 million for the six months ended June 30, 2024. The decrease of $1.0 million, or 50%, was primarily attributable to an average lower total balance of investments held during the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024.

Interest expense—Interest expense totaled $3.5 million for the six months ended June 30, 2025 compared to $4.2 million for the six months ended June 30, 2024. The decrease of $0.7 million, or 15%, was primarily attributable to an overall decline in interest rates and a reduction of interest expense related to the repurchase of the convertible note with FTX Ventures Ltd. in January 2024.

Gain on extinguishment of convertible debt—The gain on extinguishment of convertible debt totaled $0 for the six months ended June 30, 2025 compared to $33.4 million for the six months ended June 30, 2024. The decrease was attributable to the repurchase of the $105.7 million outstanding balance of the convertible note with FTX Ventures Ltd. for $71.0 million in January 2024. The gain was reduced by unamortized debt issuance costs of $0.03 million at the extinguishment date and third-party costs totaling $1.3 million in conjunction with the settlement of the convertible note.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities resulted in an expense of $7.5 million for the six months ended June 30, 2025, compared to an expense of $0.1 million for the six months ended June 30, 2024. The increase of $7.4 million was primarily driven by a fair value adjustment related to the earnout shares liability, which is sensitive to fluctuations in our Class A common stock price. While our stock has generally appreciated over the last 12 months, the increase in our Class A common stock price during the first six months of 2025 led to a remeasurement of the liability at a higher fair value, resulting in the higher expense recognized during the period.

Changes in fair value of warrant liability—Changes in the fair value of our warrant liability resulted in an expense of $20.8 million for the six months ended June 30, 2025, compared to an expense of $0.2 million for the six months ended June 30, 2024. The increase of $20.6 million was primarily driven by fair value adjustments related to our public and private warrant liabilities, which are remeasured each period based on changes in the DAVEW warrant price and our Class A common stock price. The warrant liability increased in value during the first six months of 2025 due to a significant increase in the DAVEW warrant price and our Class A common stock price during the first six months of 2025, which led to a remeasurement of the liability at a higher fair value, resulting in the higher expense recognized during the period.

Provision for income taxes

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2025	2024	2025/2024	2025/2024
Provision for income taxes	7,524	1,421	6,103	429%
Total	$7,524	$1,421	$6,103	429%

Provision for income taxes for the six months ended June 30, 2025, increased by approximately $6.1 million, or 429%, compared to the six months ended June 30, 2024. This increase was primarily due to a significant increase in reported income, excluding discrete income and losses, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The Company reported discrete nondeductible losses for changes in fair value of warrant liabilities and earnout liabilities of approximately $28.3 million for the six months ended June 30, 2025, compared to a discrete gain on extinguishment of convertible debt of $33.4 million for the six months ended June 30, 2024.

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

Adjusted EBITDA

“Adjusted EBITDA” is defined as net income adjusted for interest expense, net, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation, gain on extinguishment of convertible debt, changes in fair value of earnout liabilities, changes in fair value of public and private warrant liabilities and other discretionary items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with,

GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate Adjusted EBITDA in the same fashion.

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

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended
(in thousands)	June 30,
	2025	2024
Net income	$9,040	$6,358
Interest expense, net	1,189	1,428
Provision (benefit) for income taxes	2,468	(1,782)
Depreciation and amortization	1,582	1,782
Stock-based compensation	8,285	7,706
Changes in fair value of earnout liabilities	7,894	(63)
Changes in fair value of public and private warrant liabilities	20,491	(272)
Adjusted EBITDA	$50,949	$15,157

	For the Six Months Ended
(in thousands)	June 30,
	2025	2024
Net income	$37,852	$40,601
Interest expense, net	2,516	2,150
Provision for income taxes	7,524	1,421
Depreciation and amortization	3,082	3,432
Stock-based compensation	15,802	13,836
Gain on extinguishment of convertible debt	-	(33,442)
Changes in fair value of earnout liabilities	7,496	133
Changes in fair value of public and private warrant liabilities	20,843	205
Adjusted EBITDA	$95,115	$28,336

Liquidity and Capital Resources

In the past, we have financed our operations primarily from cash receipts from service and transaction based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. As of June 30, 2025 and December 31, 2024, our cash and cash equivalents, marketable securities, investments and restricted cash balance was $104.7 million and $91.9 million, respectively.

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

As of June 30, 2025, we had repurchased 81,370 Class A common shares for an aggregate cost of $6.9 million, leaving $43.1 million available under the current authorization. These repurchases were funded using general corporate funds and classified as treasury stock.

No share repurchases were made during the quarter ended June 30, 2025.

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

Although we have fully implemented our remote employee workforce strategy in the U.S., we have not closed our leased office locations. We are required to continue making our contractual payments until our operating leases are formally terminated or expire. Our remaining leases have terms of approximately 0.5 to 3.3 years as of June 30, 2025, and we had a total lease liability of $0.4 million. See Note 12, Leases in the notes to our condensed consolidated financial statements for additional information regarding our lease liabilities as of June 30, 2025.

In the near term, we expect to continue to generate ExtraCash relying primarily on our balance sheet cash and Debt Facility, as needed. Interest payments on term loan borrowings under the Debt Facility are required to be made on a monthly basis. At June 30, 2025, $75.0 million of term loans under the Debt Facility were outstanding. See Note 10, Debt Facility in the notes to our condensed consolidated financial statements in this report.

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

In addition, we have recorded accruals related to certain legal contingencies as of June 30, 2025. These accruals reflect management’s best estimate of probable and reasonably estimable losses arising from ongoing legal proceedings. While we do not expect these matters to result in cash payments that would materially impair our liquidity, they represent a known use of cash in future periods and are reviewed and adjusted as developments warrant. See Note 11, Commitments and Contingencies in the notes to our condensed consolidated financial statements, for further detail on these matters.

We may use cash to acquire businesses and technologies. The nature of these transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Six Months Ended June 30,
Total cash provided by (used in):	2025	2024
Operating activities	$113,484	$46,391
Investing activities	(81,845)	31,607
Financing activities	(19,488)	(70,930)
Net increase in cash and cash equivalents and restricted cash	$12,151	$7,068

Cash Flows From Operating Activities

During the six months ended June 30, 2025, net cash provided by operating activities increased compared to the six months ended June 30, 2024 due to increases in operating revenues and a reduction in various operating expenses across the organization. Net cash provided by operating activities for the six months ended June 30, 2025 included net income of $37.9 million, and excluding non-cash impacts, included an increase in ExtraCash receivables, service based revenue of $7.9 million and an increase in prepaid expenses and other current assets of $1.7 million. These changes were offset by an increase in accounts payable of $1.0 million, an increase in other non-current liabilities of $0.6 million and an increase in accrued expenses of $0.5 million.

During the six months ended June 30, 2024, net cash provided by operating activities increased compared to the six months ended June 30, 2023 due to increases in operating revenues and a reduction in operating expenses across the organization. Net cash provided by operating activities for the six months ended June 30, 2024 included net income of $40.6 million, and excluding non-cash impacts, included increase in accounts payable of $3.8 million, an increase in other non-current liabilities of $2.9 million, an increase in other current liabilities of $0.5 million, and a decrease in prepaid income taxes of $0.1 million. These changes were offset primarily by an increase in prepaid expenses and other current assets of $5.6 million, a decrease in a legal settlement accrual of $2.1 million, a decrease in accrued expenses of $1.9 million and an increase in ExtraCash receivables, service based revenue of $0.6 million.

Cash Flows From Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $81.8 million. This included the sale and maturity of investments of $108.1 million, offset by purchases of investments of $108.8 million, net ExtraCash originations and collections of $77.8 million, and payments related to internally developed software costs of $3.1 million.

During the six months ended June 30, 2024, net cash provided by investing activities was $31.6 million. This included the sale and maturity of investments of $121.8 million and sale of marketable securities of $60.0 million, offset by purchases of marketable securities of $59.2 million, purchases of investments of $48.5 million, net disbursements and collections of ExtraCash receivables of $38.7 million, and payments related to internally developed software costs of $3.8 million.

Cash Flows From Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $19.5 million, which consisted of the $13.3 million for payment for shares withheld related to net share settlements and $6.9 million related to repurchases of Class A Common Stock, offset by $0.7 million for proceeds received for stock option exercises.

During six months ended June 30, 2024, net cash used in financing activities was $70.9 million, which consisted of the $71.8 million paydown of the FTX Ventures Ltd. convertible note and associated costs, offset by $0.8 million received for stock option exercises.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the following:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. For further details, please refer to Note 2 in our accompanying condensed consolidated financial statements for the three month ended June 30, 2025 and 2024 included in this Form 10-Q.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $2.3 million and $1.5 million of uncertain tax positions as of June 30, 2025 and 2024, respectively, related to state income taxes and federal and state R&D tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities, at June 30, 2025 and December 31, 2024. Based upon management’s assessment of all available evidence, we have concluded that it is more-likely-than-not that the deferred tax assets, net of certain deferred tax liabilities, will not be realized.

On June 27, 2025, California enacted a new law requiring financial institutions to utilize a single sales factor apportionment method, effective for tax years beginning in 2025. While management is currently evaluating the ultimate impact of this change, the Company expects that this legislation will reduce its California apportioned income and related state income tax expense beginning in 2025.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will no longer qualify as an emerging growth company after December 31, 2025, but expect to continue to take advantage of the benefits of the extended transition period until that date, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying condensed consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ended June 30, 2025 and 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required until after the first fiscal year-end in which Item 305(c) of Regulation S-K is applicable for former smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Item 1A. Risk Factors.

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 4, 2025, other than as noted below and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Our underwriting standards may not offer adequate protection against the risk of non-payment, especially in periods of economic uncertainty such as existed more recently with rising interest rates, and inflationary pressures. We rely on consumer’s bank account data obtained through a third party in order to develop our underwriting models and in order to underwrite any particular consumer’s ExtraCash overdraft. If this data becomes unavailable or is inaccurate or incomplete, our underwriting may not adequately predict repayment of advances. In addition, if the cost to obtain this data materially increases, our business, results of operations and financial condition may be materially and adversely affected.

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

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, elevated interest rates and persistent inflationary pressures, accurately forecasting repayment of ExtraCash receivables is more difficult. Our credit loss allowance is an estimate, and if actual repayment defaults are materially greater than our credit loss allowance, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. Specifically, we may incur net charge-offs in excess of our reserves, or we may be required to increase our provision for credit losses, either of which would adversely affect our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in this Quarterly Report on Form 10-Q.

We primarily rely on a single bank partner, and if our present or any future key banking relationships are terminated and we are not able to secure or successfully migrate client portfolios to a new bank partner or partners, or our bank partner becomes subject to regulatory restrictions or other operational disruptions, our business would be adversely affected.

We rely on agreements with Evolve, our primary bank partner, and Coastal Community Bank to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. In June 2024, Evolve became subject to a consent order issued by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), that imposes restrictions on Evolve’s operations and risk management practices. The recent bankruptcy of Synapse Financial Technologies, Inc. (“Synapse”), also affected the ability of customers of financial technology companies that used Synapse as a service provider to access funds placed at Synapse’s partner banks, including Evolve, for a number of months. We have also entered into a Program Agreement with Coastal Community Bank to become a sponsor for our banking and ExtraCash products. Our Members have begun onboarding to Coastal Community Bank on a limited basis.

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

If our relationships with our bank partners are terminated or if one of our bank partners is unable to provide the necessary services to us, we would need to find another financial institution to provide those services, which could be difficult and expensive. Transitioning Members’ accounts from one bank partner to another, including the transition from Evolve to Coastal Community Bank, raises the risk of financial losses as a result of operational errors, including but not limited to, loss or disclosure of Member data and records, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors as well as from disputes or negotiations with an existing or prospective bank partner. Transitioning Members’ accounts from one bank partner to another also entails risk of disruption to our business from differences in the manner in which the new bank partner provides products and services to Members, including the new bank partner’s credit underwriting, regulatory compliance practices, and customer service practices and difficulties operating with more than one bank partner during any transition. The occurrence of any such events or any such changes in our bank partner’s practices could cause financial losses to our business and our Members, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in loss of Members; loss or delayed market acceptance and sales of our products or services; legal claims against us, including from our existing or prospective bank partner; regulatory enforcement action; or diversion of resources, including through increased service expenses or financial concessions and increased insurance costs. If we are unable to find a replacement financial institution to provide the services we receive from our bank partner, we would not be able to offer ExtraCash, service our deposit accounts, debit cards and other services, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with using our bank partner materially change or if any penalty or claim for damages is imposed as a result of our breach of our agreements with our bank partner.

Changes in U.S. policies may adversely impact our business, financial condition, and results of operations.

The current U.S. administration has announced and/or implemented significant new tariffs and retaliatory tariffs against U.S. trading partners. Tariffs and trade restrictions may cause the prices of products to increase, which could reduce our Members’ disposable income, and adversely impact their spending, willingness to use ExtraCash, or ability to repay ExtraCash. This, in turn, could adversely affect our financial condition and results of operations.

The current U.S. administration is also implementing significant changes to the size and scope of the federal government. These changes may include reductions to government funding of various programs and agencies, alteration of the payment systems it uses, changes in policy direction, reduction and possible elimination of various federal agencies and bureaus and reduction of the overall federal government workforce. These changes, which may have a positive impact by reducing the overall federal deficit and reducing regulatory burden, may also have potential negative impacts, including impacts on the economy as a whole or different regions or segments of the economy. Accordingly, it is possible that such comprehensive changes may be materially adverse to our Members, business, financial condition and results of operation.

Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws, and is subject to regulatory investigations, consumer litigation, and mass arbitrations.

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

On August 21, 2024, the FTC staff sent the Company a proposed consent order and draft complaint, alleging that the Company had violated Section 5(a) of the Federal Trade Commission Act (“FTC Act”) which prohibits “unfair or deceptive acts or practices in or affecting commerce” and certain provisions of the Restore Online Shoppers’ Confidence Act related to the Company’s platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of an enforcement action if the Company did not settle the FTC’s claims. The Company engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against the Company. The Complaint sought a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” The FTC then referred the case to the Department of Justice (the “DOJ”), and on December 30, 2024, the DOJ filed an amended civil complaint in the United States District Court for the Central District of California, naming the Company and our Chief Executive Officer, Jason Wilk as defendants (the "Amended Complaint"). The Amended Complaint alleges that Dave violated Section 5(a) of the FTC Act as well as the Restore Online Shoppers' Confidence Act. The DOJ is seeking injunctive relief, civil penalties, monetary relief and other relief. For additional information regarding this matter, see Part II, Item 1 “Legal Proceedings” and Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this report.

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

In addition, we are also subject to consumer litigation, including putative consumer class actions, and mass arbitrations, in which large groups of consumers bring arbitration claims against the Company simultaneously, which allege that we violate federal and/or state laws regulating the financial services industry. For example, there has been an increase in consumer litigation and mass arbitration demands, including several consumer litigation and mass arbitration demands that have been filed or threatened against the Company. The results of any such claims, litigation, mass arbitrations, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. For additional information regarding our material legal proceedings, refer to Part II, Item 1 “Legal Proceedings” and Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this report.

Our “terms of use” for the Dave App as well as the Evolve and Coastal Community Bank agreements related to the ExtraCash and deposit accounts include arbitration clauses, and any future bank partner agreements related to the ExtraCash and deposit accounts are also expected to include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits. Even if our arbitration clause remains enforceable, we would remain subject to mass arbitrations.

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

The valuation of our public and private warrants and earnout shares could materially increase the volatility of our net income (loss) in our consolidated statements of operations.

We record changes in the fair value of our public and private warrants and earnout shares at each reporting period based on fluctuations in our stock price and the number of instruments outstanding. These mark-to-market adjustments to warrant and earnout liabilities reflect the fair value of instruments issued in connection with our initial public offering and business combination agreements. Significant movements in our stock price or the outstanding count of public warrants, private warrants or earnout shares could have a substantial effect on our net income (loss). Furthermore, the valuation models and assumptions used to measure these instruments’ fair values may introduce additional unpredictability and volatility into our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

On May 30, 2025, Jason Wilk, a member of our Board of Directors and Chief Executive Officer, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 100,000 shares of Dave Class A Common Stock between August 29, 2025 and May 29, 2026, subject to the plan's earlier expiration or completion in accordance with its terms.

On June 4, 2025, Kyle Beilman, Chief Financial Officer and Chief Operating Officer, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 70,000 shares of Dave Class A Common Stock between September 3, 2025 and December 31, 2025, subject to the plan's earlier expiration or completion in accordance with its terms.

On June 5, 2025, Yadin Rozov, a member of our Board of Directors, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 19,386 shares of Dave Class A Common Stock between September 4, 2025 and December 31, 2025, subject to the plan's earlier expiration or completion in accordance with its terms.

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

Dated: August 6, 2025	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: August 6, 2025	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer and Chief Operating Officer