Form 10-Q
period 2025-09-30
Dave Inc./DE
filed 2025-11-04
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, there were 12,453,088 and 12,190,000 shares of Class A common stock, $0.0001 par value, issued and outstanding, respectively. As of October 29, 2025, there were 1,314,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DAVE INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance, our objectives for future operations, our liquidity, borrowing capacity, our use of cash and cash requirements and the expected effects of new accounting pronouncements, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025 (the “Annual Report”), as further updated in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Form 10-Q involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

(unaudited)

	As of September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,889	$49,718
Marketable securities	-	97
ExtraCash receivables, net of allowance for credit losses of $40,217 and $22,703 as of September 30, 2025 and December 31, 2024, respectively	268,294	175,857
Investments	41,846	40,473
Prepaid expenses and other current assets	25,945	16,127
Total current assets	385,974	282,272
Property and equipment, net	518	704
Lease right-of-use assets (related-party of $277 and $507 as of September 30, 2025 and December 31, 2024, respectively)	277	507
Intangible assets, net	13,935	13,642
Debt facility commitment fee, long-term	37	163
Restricted cash	1,841	1,659
Deferred tax assets	30,277	-
Other non-current assets	392	380
Total assets	$433,251	$299,327
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$7,840	$6,767
Accrued expenses	15,283	16,707
Lease liabilities, short-term (related-party of $137 and $350 as of September 30, 2025 and December 31, 2024, respectively)	137	350
Legal settlement accrual	16,143	7,105
Other current liabilities	4,989	4,132
Total current liabilities	44,392	35,061
Lease liabilities, long-term (related-party of $158 and $204 as of September 30, 2025 and December 31, 2024, respectively)	158	204
Debt facility, long-term	75,000	75,000
Warrant and earnout liabilities	17,240	2,928
Other non-current liabilities	5,149	3,033
Total liabilities	$141,939	$116,226
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 12,452,402 and 11,551,528 shares issued at September 30, 2025 and December 31, 2024, respectively; 12,189,314 and 11,501,965 shares outstanding at September 30, 2025 and December 31, 2024	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,314,082 and 1,514,082 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively;	-	-
Additional paid-in capital	345,768	335,326
Treasury shares, at cost (213,525 Class A common stock)	(32,209)	-
Accumulated other comprehensive gain	275	221
Accumulated deficit	(22,523)	(152,447)
Total stockholders’ equity	$291,312	$183,101
Total liabilities, and stockholders’ equity	$433,251	$299,327

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

	As of September 30, 2025	As of December 31, 2024
Assets
Cash and cash equivalents	$14,942	$46,106
Investments	19,761	19,163
ExtraCash receivables, net of allowance for credit losses	220,523	158,447
Debt facility commitment fee, current	166	155
Debt facility commitment fee, long-term	37	163
Total assets	$255,429	$224,034
Liabilities
Accounts payable	$565	$605
Long-term debt facility	75,000	75,000
Total liabilities	$75,565	$75,605

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating revenues:
Service based revenue, net	$139,229	$83,390	$358,673	$220,603
Transaction based revenue, net	11,496	9,099	31,788	25,633
Total operating revenues, net	150,725	92,489	390,461	246,236
Operating expenses:
Provision for credit losses	29,846	13,680	65,744	37,988
Processing and servicing costs	9,404	8,398	23,561	23,351
Financial network and transaction costs	7,378	6,237	21,644	19,087
Advertising and activation costs	18,911	14,925	46,297	38,745
Compensation and benefits	24,842	30,439	78,523	79,019
Technology and infrastructure	3,192	2,848	8,812	8,352
Other operating expenses	11,254	13,412	23,751	26,076
Total operating expenses	104,827	89,939	268,332	232,618
Other (income) expenses:
Interest income	(294)	(439)	(1,313)	(2,471)
Interest expense	1,789	1,964	5,324	6,146
Gain on extinguishment of convertible debt	-	-	-	(33,442)
Changes in fair value of earnout liabilities	(4,841)	(17)	2,655	116
Changes in fair value of public and private warrant liabilities	(9,186)	203	11,657	408
Total other (income) expense, net	(12,532)	1,711	18,323	(29,243)
Net income before provision (benefit) for income taxes	58,430	839	103,806	42,861
Provision (benefit) for income taxes	(33,642)	373	(26,118)	1,794
Net income	$92,072	$466	$129,924	$41,067

Net income per share:
Basic	$6.84	$0.04	$9.76	$3.30
Diluted	$6.34	$0.03	$8.96	$3.02
Weighted-average shares used to compute net income per share
Basic	13,457,671	12,639,294	13,317,504	12,426,122
Diluted	14,525,301	13,932,652	14,492,827	13,587,377

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$92,072	$466	$129,924	$41,067
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	178	171	54	(403)
Comprehensive income	$92,250	$637	$129,978	$40,664

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital		Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	11,501,965	$1	1,514,082	$-	$335,326	$-	$-	$221	$(152,447)	$183,101
Issuance of Class A common stock in connection with stock plans	833,186	-	-	-	750		-	-	-	750
Shares withheld related to net share settlement	(132,312)	-	-	-	(13,319)		-	-	-	(13,319)
Repurchase of Class A common stock	(213,525)	-	-	-	-		(32,209)	-	-	(32,209)
Conversion of Class V common stock to Class A common stock	200,000	-	(200,000)	-	-		-	-	-	-
Stock-based compensation	-	-	-	-	23,011		-	-	-	23,011
Unrealized gain on available-for-sale securities	-	-	-	-	-		-	54	-	54
Net income	-	-	-	-	-		-	-	129,924	129,924
Balance at September 30, 2025	12,189,314	$1	1,314,082	$-	$345,768	-	$(32,209)	$275	$(22,523)	$291,312

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	10,634,173	$1	1,514,082	$-	$296,733	$649	$(210,320)	$87,063
Issuance of Class A common stock in connection with stock plans	558,602	-	-	-	893	-	-	893
Stock-based compensation	-	-	-	-	27,195	-	-	27,195
Unrealized loss on available-for-sale securities	-	-	-	-	-	(403)	-	(403)
Net income	-	-	-	-	-		41,067	41,067
Balance at September 30, 2024	11,192,775	1	1,514,082	-	324,821	246	(169,253)	155,815

	Common stock
	Class A		Class V		Additional paid-in capital		Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	12,083,076	$1	1,414,082	$-	$338,531	$-	$(6,960)	$97	$(114,595)	$217,074
Issuance of Class A common stock in connection with stock plans	138,393	-	-	-	28		-	-	-	28
Conversion of Class V common stock to Class A common stock	100,000	-	(100,000)	-	-		-	-	-	-
Repurchase of Class A common stock	(132,155)	-	-	-	-		(25,249)	-	-	(25,249)
Stock-based compensation	-	-	-	-	7,209		-	-	-	7,209
Unrealized gain on available-for-sale securities	-	-	-	-	-		-	178	-	178
Net income	-	-	-	-	-		-	-	92,072	92,072
Balance at September 30, 2025	12,189,314	$1	1,314,082	$-	$345,768	-	$(32,209)	$275	$(22,523)	$291,312

	Common stock
	Class A		Class V		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	11,099,727	1	1,514,082	-	311,400	75	(169,719)	141,757
Issuance of Class A common stock in connection with stock plans	93,048	-	-	-	62	-	-	62
Stock-based compensation	-	-	-	-	13,359	-	-	13,359
Unrealized gain on available-for-sale securities	-	-	-	-	-	171	-	171
Net income	-	-	-	-	-	-	466	466
Balance at September 30, 2024	11,192,775	$1	1,514,082	$-	$324,821	$246	$(169,253)	$155,815

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$129,924	$41,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,038	5,339
Provision for credit losses	65,744	37,988
Changes in fair value of earnout liabilities	2,655	116
Changes in fair value of public and private warrant liabilities	11,657	408
Gain on extinguishment of convertible debt	-	(33,442)
Stock-based compensation	23,011	27,195
Deferred income taxes	(30,277)	-
Non-cash interest	-	251
Non-cash lease expense	(29)	(16)
Changes in fair value of marketable securities and investments	99	(47)
Changes in operating assets and liabilities:
ExtraCash receivables, service based revenue	(12,614)	(3,651)
Prepaid income taxes	-	148
Prepaid expenses and other current assets	(9,806)	(6,020)
Accounts payable	1,073	2,851
Accrued expenses	(1,424)	4,486
Legal settlement accrual	9,038	3,842
Other current liabilities	538	91
Other non-current liabilities	2,116	2,829
Other non-current assets	(12)	(12)
Net cash provided by operating activities	196,731	83,423

Investing activities
Payments for internally developed software costs	(4,805)	(5,522)
Purchase of property and equipment	(226)	(212)
Net originations, purchases and collections of ExtraCash receivables	(145,567)	(87,024)
Purchase of investments	(169,732)	(74,815)
Sale and maturity of investments	168,314	147,689
Purchase of marketable securities	(3)	(59,273)
Sale of marketable securities	100	60,129
Net cash used in investing activities	(151,919)	(19,028)

Financing activities
Repurchases of Class A common stock	(31,890)	-
Proceeds from issuance of common stock for stock option exercises	750	893
Payment of taxes for shares withheld related to net share settlement	(13,319)	-
Payment of costs for extinguishment of convertible debt	-	(761)
Repayment of borrowings on convertible debt, long-term	-	(71,000)
Net cash used in financing activities	(44,459)	(70,868)

Net increase (decrease) in cash and cash equivalents and restricted cash	353	(6,473)
Cash and cash equivalents and restricted cash, beginning of the period	51,377	43,078
Cash and cash equivalents and restricted cash, end of the period	$51,730	$36,605

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$-	$4
Accrued excise taxes for repurchases of Class A common stock	$319	$-

Supplemental disclosure of cash paid for:
Income taxes	$1,604	$104
Interest	$5,249	$5,833

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$49,889	$35,059
Restricted cash	1,841	1,546
Total cash, cash equivalents, and restricted cash, end of the period	$51,730	$36,605

See accompanying notes to the condensed consolidated financial statements.

Note 1 Organization and Nature of Business

Overview:

Dave Inc. (the "Company") was launched in 2017 to provide a faster, more transparent, and lower-cost alternative to traditional financial institutions, particularly for those living paycheck to paycheck. Inspired by the story of David vs. Goliath, the Company set out to challenge legacy banking by leveraging technology to expand financial access and improve consumer financial health. Through its fully integrated, mobile-first platform, the Company delivers innovative financial products designed to help underserved consumers manage their money more effectively. The Company's mission is to level the financial playing field by providing intuitive, transparent, and accessible solutions that empower its Members to navigate life’s financial challenges with confidence.

ExtraCash:

ExtraCash is an overdraft product offered through the Company's bank partners that provides Members with up to $500 of credit to bridge liquidity gaps between paychecks. Using its proprietary AI-powered underwriting system, CashAI, the Company analyzes a Member’s checking account transaction data to determine eligibility and set the credit approval amount. This fully automated process requires no credit check and does not rely on FICO or credit bureau data. Once an ExtraCash transaction is initiated, repayment is scheduled based on the Member’s forecasted next paycheck or deposit date.

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

Dave Checking:

Dave Checking is a digital demand deposit account offered through its bank partners with premium features, no account minimums or corresponding fees, and Federal Deposit Insurance Corporation ("FDIC") pass-through insurance. Members can open a Dave Checking account in minutes through the Dave mobile application, add funds to their account, and begin spending using a Dave Checking virtual debit card. Dave Checking accounts also include a physical Dave branded debit Mastercard (“Dave Card”) that can be used for everyday purchases and spending transactions as well as at any of the approximately 40,000 MoneyPass ATM network locations to make no-fee withdrawals at these in-network ATMs.

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

During the second quarter of 2025, the Company revised the presentation of certain items within its condensed consolidated statement of operations. Certain prior period amounts have been reclassified to conform to the current period presentation. These changes have been applied retrospectively to all periods presented and did not impact previously reported net income or earnings per share.

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

Use of Estimates

The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company’s estimates are based on its historical experience and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company’s critical accounting estimates and assumptions are evaluated on an ongoing basis including those related to the:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended,		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service based revenue, net
Processing and overdraft service fees, net	$129,195	$58,659	$326,106	$152,850
Tips	-	18,296	7,496	49,284
Subscriptions	9,950	6,333	24,820	18,127
Other	84	102	251	342
Transaction based revenue, net
Interchange revenue, net	6,115	4,960	18,012	14,444
ATM revenue, net	718	747	2,257	2,317
Other	4,663	3,392	11,519	8,872
Total operating revenues, net	$150,725	$92,489	$390,461	$246,236

Service Based Revenue, Net

Service based revenue, net primarily consists of optional processing fees, optional tips, overdraft service fees and subscriptions charged to Members, net of processor costs associated with ExtraCash originations. The Company operates concurrent receivable programs where receivables originated and held under legacy arrangements are accounted for as financial receivables in accordance with ASC 310, Receivables. Receivables originated and subsequently purchased under partner arrangements meet the criteria of sales accounting in accordance with ASC 860, Transfers and Servicing, and are accounted for as purchases of financial assets. These receivables are purchased at par value, which approximates the fair value, within one business day since the initial origination of the loans to Members. Processing and overdraft service fees, net and tips are recognized under the effective interest method for both arrangements.

Processing and Overdraft Service Fees, Net:

Processing and overdraft service fees apply in connection with a Member’s use of ExtraCash. The Company's new fee model, rolled out to all Members in February 2025, is a mandatory overdraft service fee. For accounting purposes, these fees are considered non-refundable origination fees and are recognized as revenue over the average expected contractual term of the related ExtraCash transactions.

Costs incurred by the Company to originate ExtraCash are treated, for accounting purposes, as direct origination costs. These direct origination costs are netted against ExtraCash-related income over the average expected contractual term of an ExtraCash. Direct origination costs recognized as a reduction of ExtraCash-related income during the three and nine months ended September 30, 2025 were $1.7 million and $4.2 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized direct origination costs as a reduction of ExtraCash-related income of $1.1 million and $2.6 million, respectively.

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

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions of Member's funds, volume support from a certain co-branded agreement, dormant account fees, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from Members' usage of out-of-network ATMs reduced by related ATM transaction costs during the three and nine months ended September 30, 2025 were $0.7 million and $2.3 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and nine months ended September 30, 2025 were $0.6 million and $1.8 million, respectively. ATM fees earned from Members' usage of out-of-network ATMs reduced by related ATM transaction costs during the three and nine months ended September 30, 2024 were $0.7 million and $2.3 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and nine months ended September 30, 2024 were $0.5 million and $1.5 million, respectively.

Processing and Servicing Costs

Processing and servicing costs consist of amounts paid to third-party processors for the recovery of ExtraCash, tips, processing fees, overdraft service fees and subscriptions. These expenses also include fees paid for services to connect Member’s bank accounts to the Company’s application. Except for processing and servicing costs associated with ExtraCash originations, which are recorded net against processing and service fee revenue, all other processing and servicing costs are expensed as incurred.

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

ExtraCash Receivables

ExtraCash Receivables include ExtraCash, processing and overdraft service fees and tips, net of certain direct origination costs and allowance for credit losses. The Company operates concurrent receivable programs where receivables originated and held under legacy arrangements are accounted for as financial receivables under ASC 310. Receivables originated and subsequently purchased under partner arrangements are accounted for as purchases of financial assets under ASC 860, Transfers and Servicing. Management's intent for receivables under ASC 310 is to hold until the earlier of repayment or payoff date, while receivables under ASC 860 represent purchased financial assets subject to the partner arrangement terms.

ExtraCash Receivables to Members are not interest-bearing. For receivables accounted for under ASC 310, the Company recognizes these ExtraCash Receivables at the origination amount and does not use discounting techniques to determine present value of originations due to their short-term nature. For receivables accounted for under ASC 860, the Company recognizes purchased financial assets at fair value upon acquisition.

The Company does not provide modifications to ExtraCash and does not charge late fees.

Allowance for Credit Losses

ExtraCash receivables from contracts with Members as of the balance sheet dates are recorded at their original origination amounts, inclusive of outstanding processing fees, overdraft service fees and tips, and reduced by an allowance for expected credit losses. The Company pools its ExtraCash receivables, all of which are short-term (average term of approximately 11 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers’ payment behavior, it determined that its historical loss rates remain most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for expected credit losses at the time of the ExtraCash origination. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the condensed consolidated statements of operations.

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

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the condensed consolidated statements of operations. Capitalized costs for the three and nine months ended September 30, 2025 were $1.7 and $4.8 million, respectively. Capitalized costs for the three and nine months ended September 30, 2024 were $1.7 million and $5.5 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, ExtraCash receivables, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the FDIC insured limits were $48.9 million at September 30, 2025 and $61.1 million at December 31, 2024. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

We rely on agreements with Evolve Bank & Trust, our primary bank partner, and Coastal Community Bank to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members.

No Member individually exceeded 10% or more of the Company’s ExtraCash receivables balance as of September 30, 2025 and December 31, 2024.

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

Advertising and Activation Costs

Advertising costs are expensed as incurred. Advertising costs consist primarily of expenses related to digital marketing, paid social media, influencer partnerships, content marketing and referral programs. Advertising costs for the three and nine months ended

September 30, 2025, were $16.4 million and $40.1 million, respectively, and are presented within advertising and activation costs in the condensed consolidated statements of operations. Advertising costs for the three months ended September 30, 2024 were $12.5 million and $32.3 million, respectively. Activation costs, which consist primarily of expenses incurred to onboard and activate new users, are also expensed as incurred. Activation costs for the three and nine months ended September 30, 2025, were $2.5 million and $6.2 million, respectively, and are presented within advertising and activation costs in the condensed consolidated statements of operations. Activation costs for the three and nine months ended September 30, 2024 were $2.4 million and $6.4 million, respectively.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $2.5 and $2.0 million of uncertain tax positions as of September 30, 2025 and December 31, 2024, respectively, related to state income taxes and federal and state research and development tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations. The Company recognized $0.02 million and $0.004 million of interest expense and penalties as a component of income tax expense during the nine months ended September 30, 2025 and 2024, respectively. There were $0.05 million and $0.02 million of accrued interest expense and penalties as of September 30, 2025 and September 30, 2024, respectively.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company has concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company released $27.4 million of its valuation allowance as a discrete tax benefit during the three months ended September 30, 2025. The Company will continue to monitor the need for a valuation allowance against its deferred tax assets on a quarterly basis.

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

On July 4, 2025, new U.S. tax legislation H.R.1, known as the One Big Beautiful Bill Act ("OBBBA"), was enacted. The OBBBA introduces significant amendments to corporate taxation, including the modification of research and development (R&D) expense capitalization, additional limitations on interest expense deductions, and provisions for accelerated depreciation of fixed assets. During the third quarter of 2025, the Company completed its assessment of OBBBA and elected to accelerate the amortization of its previously capitalized and unamortized U.S. research and development costs over a one-year period as permitted under the new legislation. The impact of this election was reflected in the Company's condensed consolidated financial statements for the quarter ended September 30, 2025, and did not have a material impact on the Company's financial position or results of operations.

Segment Information

The Company determines its operating segment based on how its chief operating decision makers manage operations, make operating decisions, and evaluate operating performance. The Company has determined that the Chief Operating Decision Maker (“CODM”) is a joint role shared by the Chief Executive Officer and Chief Financial Officer. Based upon the way the CODM reviews financial information and makes operating decisions and considering that the CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, the operations of the Company constitute a single operating segment and reportable segment. Refer to Note 19 Segment Information for further details.

Net Income Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A common stock, par value $0.0001 per share ("Class A Common Stock") and Class V common stock, par value $0.0001 per share ("Class V Common Stock")) issued and outstanding as of September 30, 2025 (the Class V Common Stock and together with the Class A Common Stock, the “Common Stock”). The rights, including the liquidation and dividend rights, of the holders of the Class A Common Stock and Class V Common Stock are identical, except with respect to voting.

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

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator
Net income attributed to common stockholders—basic and diluted	$92,072	$466	$129,924	$41,067

Denominator
Weighted-average shares of common stock—basic	13,457,671	12,639,294	13,317,504	12,426,122
Dilutive effect of stock options	198,532	258,809	194,928	255,565
Dilutive effect of RSU	869,098	1,034,549	980,395	905,690
Weighted-average shares of common stock—diluted	14,525,301	13,932,652	14,492,827	13,587,377

Net income per share
Basic	$6.84	$0.04	$9.76	$3.30
Diluted	$6.34	$0.03	$8.96	$3.02

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Equity incentive awards	412,857	86,354	474,176	613,956
Total	412,857	86,354	474,176	613,956

The Company also excluded 11,444,235 public and private warrants and 49,653 earnout shares that were potentially dilutive from the computation of diluted net income for the three and nine months ended September 30, 2025 and 2024, respectively, as including them would have been antidilutive. In connection with the 32-for-1 reverse stock split effected on January 4, 2023, 32 warrants are exercisable for one share of Class A Common Stock. Refer to Note 10 Warrant Liabilities and Note 14 Fair Value of Financial Instruments for further details.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments introduce a practical expedient, available to all entities, that permits assuming current economic conditions as of the balance sheet date remain unchanged over the asset’s remaining life when estimating expected credit losses, and an accounting policy election, available to nonpublic entities that apply the expedient, allowing consideration of collection activity after the balance sheet date. Entities must disclose whether they elected the practical expedient and, if applicable, the accounting policy election and the date through which subsequent collection activity was evaluated. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted and prospective application required. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

In October 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard eliminates references to software development project stages and clarifies the capitalization threshold for internal-use software costs. The amendments also supersede Subtopic 350-50, incorporating website development cost guidance into Subtopic 350-40. ASU 2025-06 requires capitalization of internal-use software costs once management authorizes funding and it is probable the project will be completed for its intended use, provided there is no significant development uncertainty. Disclosure requirements under Subtopic 360-10 will apply to all capitalized and amortized software costs. The amendments are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the new guidance using prospective, modified, or retrospective transition methods. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	September 30, 2025	December 31, 2024
Marketable securities	$-	$97
Total	$-	$97

At September 30, 2025, the Company did not hold any marketable securities. At December 31, 2024, the Company's marketable securities consisted of investments in a publicly traded money market mutual fund with a fair value of $0.1 million. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset-backed commercial paper with a weighted-average maturity of 35 days.

During the three and nine months ended September 30, 2025, gains recognized in connection with the investment in marketable securities were $0.001 and $0.003 million, respectively, and were recorded as a component of interest income in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, gains recognized in connection with the investment in marketable securities were $0.001 and $0.08 million, respectively, and were recorded as a component of interest income in the condensed consolidated statements of operations.

Note 4 Investments

Below is a summary of investments, which are measured at fair value as of September 30, 2025 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$1,480	$-	$(10)	$1,470
Government securities	40,091	285	-	40,376
Total	$41,571	$285	$(10)	$41,846

Below is a summary of investments, which are measured at fair value as of December 31, 2024 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,249	$1	$(38)	$4,212
Government securities	36,003	258	-	36,261
Total	$40,252	$259	$(38)	$40,473

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2025
Corporate bonds	$762	$(4)	$708	$(6)	$1,470	$(10)
Total	$762	$(4)	$708	$(6)	$1,470	$(10)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
Corporate bonds	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)
Total	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)

Net realized gains recorded in connection with the investments for the three and nine months ended September 30, 2025 were $0.002 million and $0.01 million, respectively, and were recorded as a component of interest income in the condensed consolidated statements of operations. Net realized gains (losses) recorded in connection with the investments for the three and nine months ended September 30, 2024 were ($0.01) million and $0.8 million, respectively, and were recorded as a component of interest income in the condensed consolidated statements of operations.

Accrued interest of $0.02 million and $0.1 million is included in investments within the condensed consolidated balance sheets for the periods ended September 30, 2025 and 2024, respectively.

During the periods when the Company held available-for-sale investment securities, the Company did not intend to sell nor anticipate that it would be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$40,857	$41,138
Due after one year through five years	$714	$708
Total	$41,571	$41,846

Note 5 Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Partner receivables	$8,444	$1,914
Prepaid expenses	5,344	3,461
Insurance receivables	5,055	105
Rebate receivables	3,659	8,557
Other	3,443	2,090
Total	$25,945	$16,127

Partner receivables represent amounts due from strategic partners for contractual reimbursements and credits earned under partnership agreements, primarily related to the Company's checking product. These receivables increased $6.5 million from December 31, 2024, primarily due to increases in transaction volume in addition to the timing of payments which are typically received during the fourth quarter of each year. Partner receivables are typically collected within 60-90 days of the contract period and are not subject to significant credit risk.

Prepaid expenses primarily consist of prepaid software subscriptions, insurance premiums, marketing commitments, and professional services. These amounts are amortized to expense over the period benefited, typically 12 months or less. The Company evaluates prepaid expenses and other current assets for realizability on a quarterly basis.

Insurance receivables relate to insurance claims filed during the nine months ended September 30, 2025 related to litigation and settlement-related expenses. The Company expects to collect substantially all insurance receivables within the next 12 months.

Rebate receivables represent volume-based rebates and credits earned from technology vendors and service providers. The decrease of $4.9 million from December 31, 2024 reflects the collection of year-end 2024 vendor rebates during the first nine months of 2025, partially offset by rebates earned during the period.

Note 6 ExtraCash Receivables, Net

ExtraCash receivables, net, represent outstanding ExtraCash originations, processing fees, tips and overdraft service fees, less an allowance for credit losses.

Below is a detail of ExtraCash receivables, net as of September 30, 2025 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$201,228	$(2,755)	$198,473
11-30	69,761	(11,187)	58,574
31-60	15,777	(9,482)	6,295
61-90	11,526	(8,531)	2,995
91-120	10,219	(8,262)	1,957
Total	$308,511	$(40,217)	$268,294

Below is a detail of ExtraCash receivables, net as of December 31, 2024 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$142,623	$(2,112)	$140,511
11-30	36,198	(6,223)	29,975
31-60	7,882	(4,937)	2,945
61-90	6,140	(4,712)	1,428
91-120	5,717	(4,719)	998
Total	$198,560	$(22,703)	$175,857

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2025	$22,703
Plus: provision for credit losses	65,744
Plus: amounts recovered	12,206
Less: amounts written-off	(60,436)
Ending allowance balance at September 30, 2025	$40,217

Opening allowance balance at January 1, 2024	$20,310
Plus: provision for credit losses	37,988
Plus: amounts recovered	9,467
Less: amounts written-off	(46,632)
Ending allowance balance at September 30, 2024	$21,133

The provision for credit losses for the nine months ended September 30, 2025 increased compared to the period ended September 30, 2024, primarily due to ExtraCash origination volume growth from approximately $3.6 billion to $5.3 billion, driven by strong Member demand and platform expansion. Credit performance evolved as expected with portfolio maturation, reflecting natural seasoning dynamics and the Company's strategic emphasis on maximizing gross profit dollars. Loss rates increased moderately in line with anticipated seasonal patterns and portfolio scaling. The increase in write-offs for the nine months ended September 30, 2025 was similarly driven by higher origination volume and the maturing credit profile of the expanding portfolio.

Note 7 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		September 30, 2025			December 31, 2024
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$32,069	$(18,186)	$13,883	$27,501	$(13,917)	$13,584
Domain name	15.0 Years	121	(69)	52	121	(63)	58
Intangible assets, net		$32,190	$(18,255)	$13,935	$27,622	$(13,980)	$13,642

The future estimated amortization expenses as of September 30, 2025, were as follows (in thousands):

2025	1,609
2026	6,199
2027	3,933
Thereafter	2,194
Total future amortization	$13,935

Amortization expense for the three and nine months ended September 30, 2025 was $1.7 million and $4.5 million, respectively. Amortization expense for the three and nine months ended September 30, 2024 was $1.6 million and $4.7 million, respectively. No significant impairment charges were recognized related to long-lived assets for the three and nine months ended September 30, 2025 and 2024.

Note 8 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Income taxes payable	$2,861	$1,476
Accrued professional and program fees	5,734	4,718
Accrued compensation	4,771	5,166
Sales tax payable	1,112	1,021
Accrued negative account balances	183	1,786
Accrued charitable contributions	-	2,223
Other	622	317
Total	$15,283	$16,707

Prior to the second quarter of 2025, accrued charitable contributions included amounts the Company had pledged related to charitable meal donations. The Company used a portion of tips received to make charitable cash donations to third parties who use the funds to provide meals to those in need. In February 2025, the Company discontinued the optional tips feature from Dave's business model. For the three and nine months ended September 30, 2025, the Company pledged $0 and approximately $0.5 million related to charitable donations, respectively. For the three and nine months ended September 30, 2024, the Company pledged approximately $1.3 million and $3.2 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other operating expenses in the condensed consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Deferred transaction costs	$3,150	$3,150
Unearned revenue	$608	$411
Forward commitment liability	$454	$-
Other	777	571
Total	$4,989	$4,132

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

Note 10 Warrant Liabilities

As of September 30, 2025, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. In connection with the 32-for-1 reverse stock split effected on January 4, 2023, 32 warrants are exercisable for one share of Class A Common Stock. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

On October 18, 2024, the Company executed the Fourth Amendment to the Debt Facility with the existing Lenders to expand the Company's borrowing capacity. The amendment also updates interest rates to the sum of the base rate plus 5.00% per annum on the aggregate outstanding principal balance and updates prepayment premiums for early or voluntary principal repayments, among other administrative terms. The Fourth Amendment was accounted for as a debt modification and, accordingly, the Company incurred $0.03 million in associated costs which will be recognized within the consolidated statement of operations evenly through maturity date of the Debt Facility, and no gain or loss was recognized. As of June 30, 2025, the Company was not in compliance with a specific debt covenant under its existing Debt Facility. In particular, a breach existed relating to the Minimum Receivable Loan-to-Value ("LTV Ratio"), which exceeded the allowable limits set forth in the covenant. The Agent, on behalf of the Lenders, provided a one-time limited waiver of this covenant, effective from October 18, 2024 until June 30, 2025. This waiver is solely for that period and for addressing this specific breach, and does not constitute a waiver of any default or event of default under the Debt Facility. On July 14, 2025, the Company entered into the Fifth Amendment to the Financing Agreement, which, among other updates, removed the LTV ratio covenant from the agreement entirely. The Fifth Amendment also implemented additional reporting requirements and enhanced cash management provisions to strengthen the Company's covenant structure and operational oversight under the facility.

As of September 30, 2025 and December 31, 2024, the Company had drawn $75.0 million on the Debt Facility and had made no repayments.

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

On August 21, 2024, the FTC staff sent the Company a proposed consent order and draft complaint, alleging that the Company had violated Section 5(a) of the Federal Trade Commission Act ("FTC Act") which prohibits "unfair or deceptive acts or practices in or affecting commerce" and certain provisions of the Restore Online Shoppers’ Confidence Act related to the Company’s platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of a Complaint if the Company did not settle the FTC’s claims. The Company engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against the Company. The Complaint sought a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” The FTC then referred the case to the Department of Justice (the “DOJ”), and on December 30, 2024, the DOJ filed an amended civil complaint in the United States District Court for the Central District of California, naming the Company and our Chief Executive Officer, Jason Wilk as defendants (the "Amended Complaint"). The Amended Complaint alleges that Dave violated Section 5(a) of the FTC Act as well as the Restore Online Shoppers' Confidence Act. The DOJ is seeking injunctive relief, civil penalties, monetary relief and other relief. On February 28, 2025, we filed a motion to dismiss the DOJ’s Amended Complaint. On April 7, 2025, the DOJ filed an opposition to the Company's motion to dismiss and on April 21, 2025 the Company filed its reply in support of the Company's motion to dismiss. The hearing on the Company's motion to dismiss was held on June 30, 2025. On September 12, 2025, the Court denied the Company's motion to dismiss. On October 10, 2025, the Company answered the Amended Complaint.

Although the Company believes that its practices have at all times been in compliance with applicable law, the outcome of any case in litigation is uncertain. Therefore, as of the period ended September 30, 2025, the Company has recorded a $7.0 million litigation and settlement accrual for this matter. Significant changes in the accrual may be required in future periods as the case progresses and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of this matter due to, among other things, the fact that it raises difficult factual and legal issues and is subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in the litigation, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of this matter could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

Note 13 Leases

In December 2018, the Company entered into a sublease agreement with PCJW Properties LLC ("PCJW"), controlled by Company’s founders (including the Company’s CEO), for general office space next to the aforementioned leased property in Los Angeles, California. The lease term was five years subject to early termination by either party, beginning November 2018 and ending October 2023. In November 2023, the Company extended the sublease for five more years ending October 2028. Under the terms of the sublease, the current monthly rent is $0.006 million, subject to annual escalations of 4%.

In January 2019, the Company entered into a second lease agreement with PCJW for office space located in Los Angeles, California. The lease term is seven years, beginning January 1, 2019 and ending December 31, 2025. The current monthly lease payment is $0.03 million, subject to annual escalations of 5%.

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Nine Months Ended,
	September 30, 2025	September 30, 2024
Operating lease cost	$261	$260
Short-term lease cost	-	-
Total lease cost	$261	$260

	For the Nine Months Ended,
	September 30, 2025	September 30, 2024
Other information:
Cash paid for operating leases	$289	$276
Weighted-average remaining lease term - operating lease	2.35	2.46
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of September 30, 2025, were as follows (in thousands):

Year	Related-Party Commitment
2025 (remaining)	$97
2026	79
2027	83
2028	71
Total minimum lease payments	$330
Less: imputed interest	$(35)
Total lease liabilities	$295

Note 14 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Investments	—	41,846	—	41,846
Total assets	$—	$41,846	$—	$41,846
Liabilities
Warrant liabilities - public warrants	$6,884	$—	$—	$6,884
Warrant liabilities - private warrants	—	—	6,705	6,705
Earnout liabilities	—	—	3,651	3,651
Total liabilities	$6,884	$—	$10,356	$17,240

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$97	$—	$—	$97
Investments	—	40,473	—	40,473
Total assets	$97	$40,473	$—	$40,570
Liabilities
Warrant liabilities - public warrants	$1,016	$—	$—	$1,016
Warrant liabilities - private warrants	—	—	916	916
Earnout liabilities	—	—	996	996
Total liabilities	$1,016	$—	$1,912	$2,928

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of September 30, 2025 and 2024.

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

Public Warrants:

As discussed further in Note 10, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain/ (loss) related to the change in fair value of the public warrant liability for the three and nine months ended September 30, 2025 was $4.6 million and ($5.9) million, respectively, which is presented within changes in fair value of public warrant liability in the condensed consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$1,016
Change in fair value during the period	5,867
Ending value at September 30, 2025	$6,883

Private Warrants:

As discussed further in Note 10, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain/(loss) related to the change in fair value of the private warrant liability for the three and nine months ended September 30, 2025 was $4.6 million and ($5.8) million, respectively, which is presented within changes in fair value of private warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$916
Change in fair value during the period	5,789
Ending value at September 30, 2025	$6,705

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the three months ended September 30, 2025:

Exercise price	$368
Expected volatility	78.50%
Risk-free interest rate	3.66%
Remaining term	1.26 years
Dividend yield	0%

Earnout Shares Liability:

As part of the recapitalization and business combination in January 2022, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five-year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain/(loss) related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three and nine months ended September 30, 2025, was $4.8 million and ($2.7) million, respectively, which are presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2025	$996
Change in fair value during the period	2,655
Ending value at September 30, 2025	$3,651

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the three months ended September 30, 2025:

Exercise price	$400-$480
Expected volatility	66.3%
Risk-free interest rate	3.70%
Remaining term	1.27 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

Note 15 Stockholders’ Equity

Preferred Stock

As of September 30, 2025, no shares of preferred stock were outstanding.

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

Class A and Class V Common Stock

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of September 30, 2025, the Company had 12,452,402 and 1,314,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of September 30, 2025, the Company had 12,189,314 and 1,314,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized $7.2 million and $23.0 million of stock-based compensation expense arising from stock options, restricted stock unit grants and performance-based restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. The Company recognized $13.4 million and $27.2 million of stock-based compensation expense arising from stock option and restricted stock unit grants for the three and nine months ended September 30, 2024, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2025	558,379	$16.92	5.6	$39,085
Granted	-	$-
Exercised	(107,022)	$7.01
Forfeited	-	$-
Expired	(798)	$22.21
Options outstanding, September 30, 2025	450,559	$19.27	5.2	81,137
Nonvested options, September 30, 2025	238,680	$23.16	5.4	42,054
Vested and exercisable, September 30, 2025	211,879	$14.89	4.9	39,083

At September 30, 2025, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $1.2 million, which is expected to be recognized over a weighted-average remaining period of 2.7 years.

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

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2025	1,200,868	$27.21
Granted	231,389	$97.57
Vested and Released	(515,711)	$39.71
Forfeited	(104,342)	$24.48
Outstanding shares at September 30, 2025	812,204	$46.04

At September 30, 2025, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $34.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.

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

During the quarter ended September 30, 2024, the Company's Board of Directors approved a modification to the price targets in the market conditions and the addition of alternative performance conditions for 50,000 unvested RSUs and during the quarter the Company achieved the performance conditions. The modification and achievement of the performance conditions resulted in an incremental cumulative stock-based compensation expense of approximately $0.4 million. As a result of the modification, the RSUs were classified as performance-based RSUs and included in the activity table below. As of September 30, 2025, the 50,000 performance-based RSUs were vested and issued based upon the achievement of the remaining service requirement as outlined in the award agreements.

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

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2025	338,052	$34.26
Granted	185,055	$91.94
Vested and Released	(210,453)	$34.48
Forfeited	(21,142)	$63.19
Outstanding shares at September 30, 2025	291,512	$68.62

During the year ended December 31, 2024, the Company achieved certain performance conditions as outlined in its grant agreements and recorded a cumulative stock-based compensation expense of approximately $5.6 million.

At September 30, 2025, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $13.0 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Note 17 Related-Party Transactions

Leasing Arrangements

During each of the three and nine months ended September 30, 2025, the Company paid $0.1 million and $0.3 million, respectively, under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's current CEO), for general office space in Los Angeles, California. During the three and nine months ended September 30, 2024, the Company paid $0.1 million and $0.3 million, respectively, under the lease agreements with PCJW.

The following is a schedule of future minimum rental payments as of September 30, 2025 under Company’s sublease for the properties located in Los Angeles, California, signed with PCJW (in thousands):

Year	Related-Party Commitment
2025 (remaining)	$97
2026	79
2027	83
2028	71
Total minimum lease payments	$330
Less: imputed interest	$(35)
Total lease liabilities	$295

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC"), joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $1.8 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. For more information about the Debt Facility with VPC, refer to Note 11, Debt Facility.

Legal Services

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2025.

Note 18 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.5 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.

Note 19 Segment Information

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

The Company’s operations, all of which are located in the United States, collectively support this single-segment structure. No Member individually contributed to 10% or more of the Company’s revenues for the three and nine months ended September 30, 2025 and 2024.

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

The following table presents selected financial information with respect to the Company’s single operating and reportable segment for the three and nine months ended September 30, 2025 and 2024, respectively:

Dave Inc. Condensed Consolidated Statements of Operations (in thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating revenues:
Service based revenue, net	$139,229	$83,390	$358,673	$220,603
Transaction based revenue, net	11,496	9,099	$31,788	$25,633
Total operating revenues, net	150,725	92,489	390,461	246,236
Operating expenses:
Provision for credit losses	29,846	13,680	65,744	37,988
Processing and servicing costs	9,404	8,398	23,561	23,351
Financial network and transaction costs	7,378	6,237	21,644	19,087
Advertising and activation costs	18,911	14,925	46,297	38,745
Employee salaries and bonuses	14,887	15,172	45,307	44,811
Capitalized compensation costs	(1,703)	(1,755)	(4,805)	(5,522)
Stock-based compensation	7,209	13,359	23,011	27,195
Temporary labor and contractors	1,722	1,208	4,569	3,745
Other compensation, benefits and payroll taxes	2,727	2,455	10,441	8,790
Technology and infrastructure	3,192	2,848	8,812	8,352
Other operating expenses	11,254	13,412	23,751	26,076
Total operating expenses	104,827	89,939	268,332	232,618
Other (income) expenses:
Interest income	(294)	(439)	(1,313)	(2,471)
Interest expense	1,789	1,964	5,324	6,146
Gain on extinguishment of convertible debt	-	-	-	(33,442)
Changes in fair value of earnout liabilities	(4,841)	(17)	2,655	116
Changes in fair value of public and private warrant liabilities	(9,186)	203	11,657	408
Total other (income) expense, net	(12,532)	1,711	18,323	(29,243)
Net income before provision (benefit) for income taxes	58,430	839	103,806	42,861
Provision (benefit) for income taxes	(33,642)	373	(26,118)	1,794
Net income	$92,072	$466	$129,924	$41,067

Other operating expenses primarily include charitable commitments, depreciation and amortization of property and equipment and intangible assets, legal fees and settlements, rent, sales tax-related costs, office expenses, public relations, professional services, travel and entertainment, and insurance. These costs generally reflect our investments in infrastructure, business development, risk management, and administrative costs, and may vary period to period based on operational needs and strategic initiatives.

Significant noncash items that impact net income include provision for credit losses, stock based compensation, depreciation expense, amortization expense (see Note 7, Intangible Assets, Net), changes in fair value of earnout liabilities (see Note 14, Fair Value of Financial Instruments), and changes in fair value of public and private warrant liabilities (see Note 14, Fair Value of Financial Instruments).

Note 20 Treasury Shares

In March 2025, the Company's Board of Directors authorized a share repurchase program under which the Company could repurchase up to $50.0 million of Class A common stock (the "March Repurchase Plan"). During the three months ended March 31, 2025, the Company repurchased 81,370 shares of Class A common stock for an aggregate purchase price of $6.9 million, inclusive of transaction costs.

In August 2025, the Company repurchased 132,155 shares of Class A common stock under the March Repurchase Plan for an aggregate purchase price of $25.0 million, inclusive of transaction costs. All repurchased shares were funded using general corporate funds, were recorded as treasury shares and are carried at cost as a component of stockholders’ equity on the condensed consolidated balance sheets. No treasury shares were retired or reissued during the period. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain share repurchases. During the three months and nine months ended September 30, 2025, the excise tax on net share repurchases was approximately $0.3 million.

In August 2025, the Company's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $125.0 million of outstanding Class A common stock (the "August Repurchase Plan"), which replaced the March Repurchase Plan. Prior to being replaced, $18.1 million remained available for share repurchases under the March Repurchase Plan. The repurchases may be conducted through open market transactions, privately negotiated transactions, block trades, one or more Rule 10b5-1 trading plans or other means our management deems appropriate. The program is part of the Company's capital allocation strategy to return capital to shareholders and manage dilution from equity compensation. The timing, price, and volume of repurchases are subject to management’s discretion and depend on market conditions, legal requirements, and other factors. We may suspend or discontinue the program at any time without prior notice. The program has no expiration date.

As of September 30, 2025, $125.0 million remained available for future repurchases under the current authorization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes related thereto which are included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025 (the “Annual Report”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and this Quarterly Report on Form 10-Q.

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

We have engineered a purpose-driven platform designed to deliver on our mission, making a significant impact across the stakeholder groups we serve. Since our inception, over 18 million Members have signed up for the Dave app, with nearly 14 million having used at least one of our products. We have provided Members with nearly $20 billion in ExtraCash, offering critical liquidity when they need it most. To further support our communities, we have donated over $23 million to charity and important causes since inception.

Customers value our products, as demonstrated by more than 744,000 App Store reviews with an average 4.8-star rating as of October 2025. Our business model is built on transparency and customer alignment and building relationships with our Members that drive positive outcomes for both them and our business.

At the core of our success is a world-class team dedicated to delivering on our mission. Dave has been recognized by Built In as a Best Place to Work for five consecutive years, reinforcing our commitment to both our Members and employees.

Market Opportunity

The U.S. financial system has historically failed to address the needs of the millions of Americans who are living paycheck to paycheck. According to the Financial Health Network (“FHN”) in 2025, approximately 185 million Americans are classified as financially “coping” or “vulnerable” representing 69% of the U.S. population, up from 66% in 2021. An October 2025 report by PYMNTS also found that 69% of U.S. consumers were living paycheck to paycheck, up from 66% a year earlier. This market includes both young and financially challenged individuals who have trouble managing cash flow, have minimal savings, regularly overdraft, and pay high fees for access to financial services. FHN research estimates there is approximately $43 billion of fees paid annually for access to basic checking services, including account maintenance fees, overdraft fees and ATM fees and that financially vulnerable and coping populations pay over $225 billion in annual fees and interest for short-term credit. We believe these insights are supported by a Dave study of our Members which reveals that traditional financial institutions charge consumers between $300-$400 of fees annually for access to basic checking services. We also believe these trends underscore a growing need for better financial solutions and illustrate the depth of our total addressable market (“TAM”), which we estimate to be approximately 185 million Americans that do not have access to affordable and effective banking solutions.

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

Concentration

We rely on agreements with Evolve Bank & Trust, our primary bank partner, and Coastal Community Bank to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. See Part II, Item 1A. “Risk Factors” for additional information.

Industry Trends/General Economic Conditions

We expect economic cycles to affect our business, financial performance, and financial condition. Macroeconomic conditions, including, but not limited to, regulatory uncertainty, fluctuating interest rates, inflation, tariffs, unemployment rates, consumer sentiment and market volatility may impact consumer spending behavior and consumer demand for financial products. Although business operations have not been materially impacted as of the date of this report, our business, financial condition, results of operations and prospects may be adversely affected due to the ongoing nature of these macroeconomic factors. Interest rates have remained elevated over the last two years, which has increased the costs of borrowing on our Debt Facility. Higher interest rates also often lead to higher payment obligations, which may reduce the ability of Members to repay their ExtraCash and, therefore, lead to increased delinquencies, write-offs and decreased recoveries. We also believe that higher interest rates may increase demand for ExtraCash as consumers seek additional sources of liquidity to help them fund higher costs of living. Additionally, higher levels of unemployment could adversely impact Members’ income levels and, hence, the ability of Members to repay, which could lead to deterioration in credit performance. We believe that our underwriting engine is well positioned to evaluate credit risk in a higher unemployment environment as it analyzes bank account transaction data to assess, nearly in real-time, changes in Members’ income, spending, savings, and employment status. We also believe that demand for ExtraCash may increase in periods of higher unemployment as consumers seek additional sources of liquidity to help them meet their financial obligations.

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

Operating Revenues

Service based revenue, net

Service based revenue, net primarily consists of optional processing fees, optional tips, overdraft service fees and subscriptions charged to Members, net of processor-related costs associated with ExtraCash disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners and revenue share from our surveys partner. We discontinued optional tips from our business model in February 2025.

Transaction based revenue, net

Transaction based revenue, net primarily consists of interchange and ATM revenues from our Checking Product, net of interchange fees, ATM-related fees and interest earned by Members. Also included in transaction based revenue are fees earned from funding and withdrawal-related transactions, maintenance fees on inactive accounts, volume support from a certain co-branded agreement and deposit referral fees that are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained.

Operating expenses

We classify our operating expenses into the following seven categories:

Provision for Credit Losses

The provision for credit losses primarily consists of an allowance for expected credit losses at a level estimated to be adequate to absorb credit losses inherent in the outstanding ExtraCash receivables, inclusive of outstanding processing and overdraft service fees and tips, along with outstanding amounts aged over 120 days or which become uncollectible based on information available to us during the period. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as collections trends and cash collections received subsequent to the balance sheet date. Changes to the allowance have a direct impact on the provision for credit losses in the condensed consolidated statement of operations. We consider ExtraCash receivables aged more than 120 days or which become uncollectible based on information available to us as impaired. All impaired ExtraCash receivables are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for credit losses. Subsequent recoveries, if any, of ExtraCash receivables written-off are recorded as a reduction to the provision for credit losses in the condensed consolidated statements of operations when collected.

Processing and Servicing Costs

Processing and servicing costs consist of fees paid to our processing partners for the recovery of ExtraCash, optional processing fees, optional tips, overdraft service fees and subscriptions. These expenses also include costs paid for services to connect Members’ bank accounts to our application. Except for processing and servicing costs associated with ExtraCash originations which are recorded net against revenue, all other processing and service costs are expensed as incurred.

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

Other Operating Expenses

Other operating expenses primarily include charitable commitments, depreciation and amortization of property and equipment and intangible assets, legal fees and settlements, rent, sales tax-related costs, office expenses, public relations, professional services, travel and entertainment, and insurance. These costs generally reflect our investments in infrastructure, business development, risk management, and internal controls. As such, they may fluctuate based on strategic priorities and are not always directly correlated with revenue or transaction volume.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Service based revenue, net
Processing and overdraft service fees, net	$129,195	$58,659	$70,536	120%
Tips	-	18,296	(18,296)	-100%
Subscriptions	9,950	6,333	3,617	57%
Other	84	102	(18)	-18%
Transaction based revenue, net	11,496	9,099	2,397	26%
Total	$150,725	$92,489	$58,236	63%

Service based revenue, net—

Processing and Overdraft Service fees, net

Processing and overdraft service fees, net of processing and servicing costs associated with ExtraCash originations, totaled $129.2 million for the three months ended September 30, 2025, representing an increase of $70.5 million, or 120%, compared to $58.7 million for the three months ended September 30, 2024. The increase was primarily driven by an approximate 17% increase in average monthly transacting Members, an increase in total ExtraCash origination volume from approximately $1.4 billion to approximately $2.0 billion, a rise in the average ExtraCash amounts that increased from $172 to $207 period over period, and increases to our fee structure that took place during February 2025. In addition, both the average processing and overdraft service fees and percentage of Members who elected to expedite ExtraCash disbursements increased modestly during the current period. We expect processing and overdraft service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Tips

Tips decreased $18.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the elimination of the Member tipping option in February 2025.

Subscriptions

Subscription revenue totaled $10.0 million for the three months ended September 30, 2025, an increase of $3.6 million, or 57%, compared to $6.3 million for the three months ended September 30, 2024. The increase was primarily attributable to the growth in the number of paying Members on our platform, in addition to subscription fee increases that took place during June 2025.

Transaction based revenue, net

Transaction based revenue, net, was $11.5 million for the three months ended September 30, 2025, an increase of $2.4 million, or 26%, compared to $9.1 million for the three months ended September 30, 2024. The increase was primarily driven by interchange revenue resulting from the growth in Members engaging with our Checking Product and increased card spend and transaction volume, which rose approximately 25% period over period. Additionally, transaction based revenue, net increased due to maintenance fees on inactive accounts and fees earned due to Member's higher withdrawal-related transaction volume.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Provision for credit losses	$29,846	$13,680	$16,166	118%
Processing and servicing costs	9,404	8,398	1,006	12%
Financial network and transaction costs	7,378	6,237	1,141	18%
Advertising and activation costs	18,911	14,925	3,986	27%
Compensation and benefits	24,842	30,439	(5,597)	-18%
Technology and infrastructure	3,192	2,848	344	12%
Other operating expenses	11,254	13,412	(2,158)	-16%
Total	$104,827	$89,939	$14,888	17%

Provision for credit losses—The provision for credit losses was $29.8 million for the three months ended September 30, 2025, compared to $13.7 million for the three months ended September 30, 2024, resulting in an increase of $16.2 million, or 118%. This increase reflects expected growth in ExtraCash volume, continued expansion of the Member base, and credit performance trends aligned with the portfolio's maturation. Loss rates during the quarter increased moderately, consistent with expectations given portfolio maturation, growth dynamics, and our strategic emphasis on gross profit optimization.

The period-over-period increase in provision expense comprises two principal drivers consistent with anticipated portfolio dynamics. Provision expense for ExtraCash receivables aged over 120 days and those deemed uncollectible increased by $9.1 million, reflecting higher receivable volumes and loss timing in line with a growing Member base and the expected seasoning of the receivables portfolio. Provision expense related to ExtraCash receivables aged 120 days and under increased $7.1 million, driven primarily by higher outstanding balances and the anticipated loss patterns characteristic of the quarter. These increases correspond to a 17% rise in average transacting Members, an increase in average ExtraCash amounts from $172 to $207, and growth in total ExtraCash origination volume from approximately $1.4 billion to $2.0 billion for the three months ended September 30, 2024 and 2025, respectively.

Management continues to refine ExtraCash eligibility requirements, enhance new Member conversion processes, and strengthen risk detection capabilities to align with expected credit performance trends across varying economic and seasonal conditions. Under the current expected credit loss (CECL) model, management estimates lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. Our CECL methodology pools ExtraCash receivables based on shared risk characteristics, such as vintage and payment behavior, and applies historical loss rates adjusted for observed and forecasted trends, including quarter-specific seasonal effects.

The outstanding balance of ExtraCash receivables is subject to variability based on differences in Member activity over the trailing 120-day measurement period, including intra-quarter seasonal shifts. Additionally, the calendar day on which a quarter ends materially affects provision expense due to intra-week fluctuations in outstanding balances. This inherent timing effect contributes to variability in our quarterly provision for credit losses.

Historical loss rates used in provision assumptions increased moderately for the three months ended September 30, 2025, reflecting expected shifts in collection performance and higher realized loss rates during the period compared to the prior year quarter. Changes in these historical loss rates, as well as actual collection metrics, directly affect both the allowance for credit losses and the corresponding provision. All uncollectible ExtraCash receivables are written off against the allowance for credit losses, reducing the allowance accordingly.

For additional details on the aging composition of ExtraCash receivables and a complete roll-forward analysis of the allowance for credit losses, refer to the detailed tables presented in Note 6 — ExtraCash Receivables, Net in the accompanying condensed consolidated financial statements.

Processing and service costs—Processing and servicing costs totaled $9.4 million for the three months ended September 30, 2025, compared to $8.4 million for the three months ended September 30, 2024. The increase of $1.0 million, or 12%, was primarily driven by cost increases from ExtraCash origination volume from $1.4 billion to approximately $2.0 billion for the three months ended September 30, 2024 and 2025, respectively, offset by cost savings due to price reductions and rebates from our processors and card network partners.

Financial network and transaction costs—Financial network and transaction costs totaled $7.4 million for the three months ended September 30, 2025, compared to $6.2 million for the three months ended September 30, 2024. The increase of $1.1 million, or 18%, was primarily driven by increases in debit card network fees and debit card processing costs due to a 25% increase in spend-related transaction volume period over period, partially offset by decreases in negative balance expenses due to continued fraud mitigation efforts.

Advertising and activation costs —Advertising and activation costs totaled $18.9 million for the three months ended September 30, 2025, compared to $14.9 million for the three months ended September 30, 2024. The increase of $4.0 million, or 27%, was primarily driven by strategic marketing investments aimed at efficiently acquiring and engaging new Members, supported by increased seasonal activity during the quarter. Spending levels increased from the summer marketing period, reflecting sustained campaign momentum into early fall. We continued to emphasize performance-driven marketing execution, utilizing advanced measurement and attribution tools to optimize budget allocation. Enhanced channel optimization, creative testing, and real-time performance monitoring supported disciplined resource deployment focused on maintaining efficiency and maximizing return on marketing investment.

Compensation and benefits—Compensation and benefits expenses totaled $24.8 million for the three months ended September 30, 2025, compared to $30.4 million for the three months ended September 30, 2024. The decrease of $5.6 million, or 18%, was primarily attributable to the following:

•
a decrease in stock-based compensation of $6.2 million, primarily due to the vesting of certain performance based restricted stock units during the three months ended September 30, 2024, compared to the three months ended September 30, 2025, in addition to reductions in stock-based compensation expense related to restricted stock units and stock options granted in prior years that have fully vested; offset by
•
an increase in temporary labor and contractor costs of $0.5 million, as we continued to leverage specialized skills and flexible workforce arrangements to support key operating initiatives and capacity needs during the three months ended September 30, 2025.

Technology and infrastructure—Technology and infrastructure expenses totaled $3.2 million for the three months ended September 30, 2025, compared to $2.9 million for the three months ended September 30, 2024. The increase of $0.3 million, or 12%, was primarily driven by increased investment levels in supporting the reliability, security, and scalability of our systems. Management continues to focus on efficiency and operational resilience in technology-related spend, ensuring that resources are aligned with business growth, cybersecurity, and customer needs.

Other operating expenses—Other operating expenses totaled $11.3 million for the three months ended September 30, 2025, compared to $13.4 million for the three months ended September 30, 2024. The decrease of $2.1 million, or 16%, was primarily attributable to the following:

•
a decrease in legal expenses of $1.3 million primarily attributable to $2.5 million in lower settlement-related expenses, partially offset by an increase in general legal and litigation expenses of $1.2 million compared to the prior period. The current period includes approximately $10.9 million in litigation and settlement-related expenses, which were partially offset by approximately $5.0 million in related insurance receivables; and
•
a decrease in charitable contributions of $1.3 million due to the elimination of the Member tipping option during February 2025; offset by
•
an increase in professional service fees of $0.3 million related to expenditures for external consulting and compliance-related services resulting from our ongoing initiatives to support key operational and regulatory priorities, including enhancement of processes, internal controls, and adherence to applicable reporting standards.

Other (income) expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$(294)	$(439)	$145	-33%
Interest expense	1,789	1,964	(175)	-9%
Changes in fair value of earnout liabilities	(4,841)	(17)	(4,824)	28376%
Changes in fair value of public and private warrant liabilities	(9,186)	203	(9,389)	-4625%
Total	$(12,532)	$1,711	$(14,243)	-832%

Interest income—Interest income totaled $0.3 million for the three months ended September 30, 2025, compared to $0.4 million for the three months ended September 30, 2024. The decrease of $0.1 million, or 33%, was primarily driven by an overall decline in interest rates.

Interest expense—Interest expense totaled $1.8 million for the three months ended September 30, 2025, compared to $2.0 million for the three months ended September 30, 2024. The decrease of $0.2 million, or 9%, was primarily driven by an overall decline in interest rates.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities resulted in benefit of $4.8 million for three months ended September 30, 2025, compared to a benefit of $0.02 million for the three months ended September 30, 2024. The increase of $4.8 million was primarily driven by a fair value adjustment related to the earnout shares liability, which is sensitive to fluctuations in our Class A common stock price. While our stock has generally appreciated over the last 12 months, a decrease in the price during the three months ended September 30, 2025 led to a remeasurement of the liability at a lower fair value, resulting in a benefit recognized during the period.

Changes in fair value of warrant liability—Changes in the fair value of our warrant liability resulted in a benefit of $9.2 million for the three months ended September 30, 2025, compared to an expense of $0.2 million for the three months ended September 30, 2024. The decrease of $9.4 million was primarily driven by fair value adjustments related to our public and private warrant liabilities, which are remeasured each period based on changes in the DAVEW warrant price and our Class A common stock price. The warrant liability decreased in value during the current quarter due to a significant decrease in the DAVEW warrant price and our Class A common stock price during the third quarter of 2025, which led to a remeasurement of the liability at a lower fair value, resulting in a significant benefit recognized during the period.

Provision (benefit) for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Provision (benefit) for income taxes	(33,642)	373	(34,015)	9119%
Total	$(33,642)	$373	$(34,015)	9119%

Provision (benefit) for income taxes for the three months ended September 30, 2025 decreased by approximately $34.0 million, or (9,119)%, compared to the three months ended September 30, 2024. The decrease was primarily due to the release of $27.4 million of our valuation allowance on deferred tax assets, as a discrete tax benefit during the three months ended September 30, 2025, and the increase in stock-based compensation deductions as a result of our Company’s appreciated stock price.

Results of Operations

Comparison of the nine months ended September 30, 2025 and 2024

Operating revenues

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Service based revenue, net
Processing and overdraft service fees, net	$326,106	$152,850	$173,256	113%
Tips	7,496	49,284	(41,788)	-85%
Subscriptions	24,820	18,127	6,693	37%
Other	251	342	(91)	-27%
Transaction based revenue, net	31,788	25,633	6,155	24%
Total	$390,461	$246,236	$144,225	59%

Service based revenue, net—

Processing and Overdraft Service fees, net

Processing and overdraft service fees, net, which consists of processing and servicing costs associated with ExtraCash originations, totaled $326.1 million for the nine months ended September 30, 2025, representing an increase of $173.3 million, or 113%, compared to $152.9 million for the nine months ended September 30, 2024. The increase was primarily driven by an approximately 16% increase in average monthly transacting Members, an increase in total ExtraCash origination volume from approximately $3.6 billion to approximately $5.3 billion, a rise in the average ExtraCash amounts that increased from $166 to $202 period over period and increases to our fee structure that took place during February 2025. In addition, both the average processing and overdraft service fees and percentage of Members who elected to expedite ExtraCash disbursements increased modestly during the current period. We expect processing and overdraft service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Tips

Tips totaled $7.5 million for the nine months ended September 30, 2025, representing a decrease of $41.8 million, or 85%, compared to $49.3 million for the nine months ended September 30, 2024. The decline was primarily due to the elimination of the Member tipping option in February 2025.

Subscriptions

Subscription revenue totaled $24.8 million for the nine months ended September 30, 2025, an increase of $6.7 million, or 37%, compared to $18.1 million for the nine months ended September 30, 2024. The increase was primarily attributable to the growth in the number of paying Members on our platform, in addition to subscription fee increases that took place during June 2025.

Transaction based revenue, net

Transaction based revenue, net, was $31.8 million for the nine months ended September 30, 2025 an increase of $6.2 million, or 24%, compared to $25.6 million for the nine months ended September 30, 2024. The increase was primarily driven by higher interchange revenue, resulting from the growth in Members engaging with our Checking Product, as well as increased card spend and transaction volume, which rose approximately 25% period over period. Additionally, transaction based revenue, net increased due to maintenance fees on inactive accounts and fees earned from higher Members' funding and withdrawal-related transactions. These increases were partially offset by a $0.2 million increase in interest due to Members.

Operating expenses

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Provision for credit losses	$65,744	$37,988	$27,756	73%
Processing and servicing costs	23,561	23,351	210	1%
Financial network and transaction costs	21,644	19,087	2,557	13%
Advertising and activation costs	46,297	38,745	7,552	19%
Compensation and benefits	78,523	79,019	(496)	-1%
Technology and infrastructure	8,812	8,352	460	6%
Other operating expenses	23,751	26,076	(2,325)	-9%
Total	$268,332	$232,618	$35,714	15%

Provision for credit losses—The provision for credit losses was $65.7 million for the nine months ended September 30, 2025, compared to $38.0 million for the nine months ended September 30, 2024, resulting in an increase of $27.8 million, or 73%. This increase reflects the anticipated impact of year-over-year growth in ExtraCash volume, continued expansion of our Member base, and credit performance trends consistent with the portfolio’s expected maturation. Loss rates during the quarter increased moderately, consistent with expectations given portfolio maturation, growth dynamics, and our strategic emphasis on gross profit optimization.

The period-over-period increase in provision expense comprises two principal drivers aligned with management’s expectations and historical seasonality. Provision expense for ExtraCash receivables aged over 120 days and those deemed uncollectible increased by $11.0 million, attributable to higher receivable volumes and loss timing consistent with a growing Member base and maturing loan portfolio. Provision expense related to ExtraCash receivables aged 120 days and under increased $16.7 million, reflecting increased outstanding balances and periodic elevation in loss rates that occur seasonally. In aggregate, these factors reflect the anticipated impact of portfolio expansion, the weighted average ExtraCash balance increasing from $166 to $202, and the rise in total ExtraCash origination volume from $3.6 billion to $5.3 billion for the nine months ended September 30, 2024 and 2025, respectively.

Management regularly updates ExtraCash eligibility requirements, new Member conversion processes, and risk detection capabilities to align with expected loss emergence patterns and to respond to economic conditions and seasonal shifts in Member activity. Under the current expected credit loss (CECL) model, management estimates lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. Our CECL methodology pools ExtraCash receivables based on shared risk characteristics, such as vintage and payment behavior, and applies historical loss rates adjusted for observed and forecasted economic trends, including anticipated seasonal effects.

The outstanding balance of ExtraCash receivables is subject to variability based on seasonal differences in Member activity across the trailing 120-day measurement period. Additionally, the calendar day on which a quarter ends can materially affect provision expense due to intra-week fluctuations in outstanding balances. This inherent timing effect, together with the seasonal pattern of origination and loss emergence, contributes to variability in our quarterly provision for credit losses.

Historical loss rates used in provision assumptions increased marginally for the nine months ended September 30, 2025, reflecting expected shifts in collection performance and higher realized loss rates compared to the prior period. Changes in these historical loss rates directly affect both the allowance for credit losses and the corresponding provision. All uncollectible ExtraCash receivables are written off against the allowance for credit losses, reducing the allowance accordingly.

For additional details regarding the aging composition of ExtraCash receivables and a complete roll-forward analysis of the allowance for credit losses, refer to the detailed tables presented in Note 6 — ExtraCash Receivables, Net in the accompanying condensed consolidated financial statements.

Processing and service costs—Processing and service costs totaled $23.6 million for the nine months ended September 30, 2025 compared to $23.4 million for the nine months ended September 30, 2024. The increase of $0.2 million, or 1%, was primarily driven by increases in ExtraCash origination volume from $3.6 billion to approximately $5.3 billion, partially offset by cost savings due to price reductions from our processors and rebates from our card network partners.

Financial network and transaction costs—Financial network and transaction costs totaled $21.6 million for the nine months ended September 30, 2025, compared to $19.1 million for the nine months ended September 30, 2024. The increase of $2.6 million, or 13%, was primarily driven by increases in debit card network fees and debit card processing costs due to a 25% increase in transaction volume period over period, partially offset by decreases in negative balance expenses due to continued fraud mitigation efforts.

Advertising and activation costs —Advertising and activation expenses totaled $46.3 million for the nine months ended September 30, 2025, compared to $38.7 million for the nine months ended September 30, 2024. The increase of $7.6 million, or 19%, was primarily driven by continued investment in marketing initiatives designed to efficiently acquire and engage new Members, combined with planned spending adjustments reflecting seasonal demand patterns across the year. In particular, advertising outlays continued to increase into the early fall compared to the summer periods to capture heightened customer activity for ExtraCash and other growth products, supported by tailored campaign timing and channel optimization strategies. Marketing deployment remained data-driven and responsive to seasonal shifts in consumer engagement, with resource allocation guided by real-time performance insights and evolving demand trends. We continue to focus on balancing marketing intensity in high-demand periods with disciplined cost management during lower-activity intervals in an effort to maximize efficiency and return on investment.

Compensation and benefits—Compensation and benefits expenses totaled $78.5 million for the nine months ended September 30, 2025, compared to $79.0 million for the nine months ended September 30, 2024. The decrease of $0.5 million, or 1%, was primarily attributable to the following:

•
a decrease in stock-based compensation of $4.2 million, primarily due to the vesting of certain performance-based restricted stock units during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2025, in addition to reductions in stock-based compensation expense related to restricted stock units and stock options granted in prior years that have fully vested; offset by
•
an increase in payroll related costs of $2.9 million, primarily due to increased compensation, employer related taxes and performance bonuses during the nine months ended September 30, 2025; and
•
an increase in temporary labor and contractor costs of $0.8 million, as we continued to leverage specialized skills and flexible workforce arrangements to support key operating initiatives and capacity needs.

Technology and infrastructure—Technology and infrastructure expenses totaled $8.8 million for the nine months ended September 30, 2025, compared to $8.4 million for the nine months ended September 30, 2024. The increase of $0.4 million, or 6%, was primarily driven by increased investment levels in supporting the reliability, security, and scalability of our systems. Management continues to focus on efficiency and operational resilience in technology-related spend, ensuring that resources are aligned with business growth, cybersecurity, and customer needs.

Other operating expenses—Other operating expenses totaled $23.8 million for the nine months ended September 30, 2025, compared to $26.1 million for the nine months ended September 30, 2024. The decrease of $2.3 million, or 9%, was primarily attributable to the following:

•
a decrease in charitable contributions of $2.7 million due to the elimination of the Member tipping option during February 2025; and
•
a decrease in amortization expenses of $0.3 million related to increases in capitalized costs relating to internally developed software; offset by
•
an increase in professional service fees of $0.7 million related to expenditures for external consulting and compliance-related services resulting from our ongoing initiatives to support key operational and regulatory priorities, including enhancement of processes, internal controls, and adherence to applicable reporting standards; and
•
an increase in legal expenses of $0.1 million primarily attributable to a $2.3 million increase in general legal and litigation expenses, partially offset by $2.2 million in lower settlement-related expenses compared to the prior period. The current period includes approximately $12.8 million in litigation and settlement-related expenses, which were partially offset by approximately $5.0 million in related insurance receivables.

Other (income) expenses

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$(1,313)	$(2,471)	$1,158	-47%
Interest expense	5,324	6,146	(822)	-13%
Gain on extinguishment of convertible debt	-	(33,442)	33,442	-100%
Changes in fair value of earnout liabilities	2,655	116	2,539	2189%
Changes in fair value of public and private warrant liabilities	11,657	408	11,249	2757%
Total	$18,323	$(29,243)	$47,566	-163%

Interest income—Interest income totaled $1.3 million for the nine months ended September 30, 2025, compared to $2.5 million for the nine months ended September 30, 2024. The decrease of $1.2 million, or 47%, was primarily attributable to an average lower total balance of investments held and an overall decline in interest rates during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Interest expense—Interest expense totaled $5.3 million for the nine months ended September 30, 2025, compared to $6.1 million for the nine months ended September 30, 2024. The decrease of $0.8 million, or 13%, was primarily attributable to an overall decline in interest rates and a reduction of interest expense related to the repurchase of the convertible note with FTX Ventures Ltd. in January 2024.

Gain on extinguishment of convertible debt—The gain on extinguishment of convertible debt totaled $0 for the nine months ended September 30, 2025, compared to $33.4 million for the nine months ended September 30, 2024. The decrease was attributable to the repurchase of the $105.7 million outstanding balance of the convertible note with FTX Ventures Ltd. for $71.0 million in January 2024. The gain was reduced by unamortized debt issuance costs of $0.03 million at the extinguishment date and third-party costs totaling $1.3 million in conjunction with the settlement of the convertible note.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities resulted in an expense of $2.7 million for the nine months ended September 30, 2025, compared to an expense of $0.1 million for the nine months ended September 30, 2024. The increase of $2.5 million, or 2,189%, was primarily driven by a fair value adjustment related to the earnout shares liability, which is sensitive to fluctuations in our Class A common stock price. While our stock price has generally appreciated over the last 24 months, the increase in our Class A common stock price during the first nine months of 2025 as compared to the increase during the first nine months of 2024 led to a larger remeasurement of the liability at a higher fair value, resulting in the higher expense recognized period over period.

Changes in fair value of warrant liability—Changes in the fair value of our warrant liability resulted in an expense of $11.7 million for the nine months ended September 30, 2025, compared to an expense of $0.4 million for the nine months ended September 30, 2024. The increase of $11.2 million, or 2,757%, was primarily driven by fair value adjustments related to our public and private warrant liabilities, which are remeasured each period based on changes in the DAVEW warrant price and our Class A common stock price. The warrant liability increased in value during the first nine months of 2025 due to a significant increase in the DAVEW warrant price and our Class A common stock price during the first nine months of 2025 as compared to the first nine months of 2024, which led to a remeasurement of the liability at a higher fair value, resulting in the higher expense recognized period over period.

Provision (benefit) for income taxes

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2025	2024	2025/2024	2025/2024
Provision (benefit) for income taxes	(26,118)	1,794	(27,912)	-1556%
Total	$(26,118)	$1,794	$(27,912)	-1556%

Provision (benefit) for income taxes for the nine months ended September 30, 2025, decreased by approximately $27.9 million, or (1,556)%, compared to the nine months ended September 30, 2024. The decrease was primarily due to the release of $27.4 million of our valuation allowance on deferred tax assets, as a discrete tax benefit during the three months ended September 30, 2025, and the increase in stock-based compensation deductions as a result of our Company's appreciated stock price.

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

Adjusted EBITDA

"Adjusted EBITDA" is defined as net income adjusted for interest income or expense, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation, dormant account fees, gain on extinguishment of convertible debt, changes in fair value of earnout liabilities, changes in fair value of public and private warrant liabilities, legal settlement and litigation expenses, and other non-recurring items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP.

We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate Adjusted EBITDA in the same fashion.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net income to Adjusted EBITDA below, and no single financial measure should be relied upon to evaluate our business.

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended
(in thousands)	September 30,
	2025	2024
Net income	$92,072	$466
Interest expense, net	1,495	1,525
Provision (benefit) for income taxes	(33,642)	373
Depreciation and amortization	1,842	1,803
Stock-based compensation	7,209	13,359
Account inactivity fees	(813)	-
Legal settlement and litigation expenses	4,500	7,000
Changes in fair value of earnout liabilities	(4,841)	(17)
Changes in fair value of public and private warrant liabilities	(9,186)	203
Adjusted EBITDA	$58,636	$24,712

	For the Nine Months Ended
(in thousands)	September 30,
	2025	2024
Net income	$129,924	$41,067
Interest expense, net	4,011	3,675
Provision (benefit) for income taxes	(26,118)	1,794
Depreciation and amortization	4,924	5,235
Stock-based compensation	23,011	27,195
Account inactivity fees	(813)	-
Legal settlement and litigation expenses	4,500	7,000
Gain on extinguishment of convertible debt	-	(33,442)
Changes in fair value of earnout liabilities	2,655	116
Changes in fair value of public and private warrant liabilities	11,657	408
Adjusted EBITDA	$153,751	$53,048

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

We have historically financed our operations through cash receipts from service and transaction-based revenues, equity financings, borrowings under our Debt Facility, and proceeds from our business combination. As of September 30, 2025 and December 31, 2024, our cash and cash equivalents, marketable securities, investments and restricted cash totaled $93.6 million and $91.9 million, respectively.

We have achieved profitability and generated positive net income in recent periods. However, we may incur net losses in future periods as we continue to expand and enhance our financial platform in accordance with our strategic operating plan and capital allocation priorities.

Our ability to access additional capital when needed is not assured. If capital is not available when and in the amounts needed, we could be required to delay, scale back or abandon development programs and operations, which could materially harm our business prospects and financial condition.

Liquidity Assessment

We believe our current cash position is sufficient to meet working capital requirements, capital expenditures and fund operations for at least 12 months from the date of this report. We may pursue additional capital through private or public equity or debt financings. The amount and timing of future funding requirements will depend on various factors, including the pace and results of our product development and market expansion efforts.

No assurances can be provided that additional funding will be available on terms acceptable to us, if at all. If we are unable to raise additional capital as needed, we may need to significantly curtail operations, modify strategic plans, or dispose of certain operations or assets.

Share Repurchase Authorization

In March 2025, our Board of Directors authorized a share repurchase program under which we could repurchase up to $50.0 million of our outstanding Class A common stock (the "March Repurchase Plan"). In March 2025, we repurchased 81,370 Class A common shares for an aggregate cost of $6.9 million. In August 2025, 132,155 Class A common shares were purchased for an aggregate cost of $25.0 million under the March Repurchase Plan. These repurchases were funded using general corporate funds and classified as treasury stock.

In August 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $125.0 million of our outstanding Class A common stock (the "August Repurchase Plan"), which replaced the March Repurchase Plan. Prior to being replaced, $18.1 million remained available for share repurchases under the March Repurchase Plan. The repurchases may be conducted through open market transactions, privately negotiated transactions, block trades, one or more Rule 10b5-1 trading plans or other means our management deems appropriate. The program is part of our capital allocation strategy to return capital to shareholders and manage dilution from equity compensation. The timing, price, and volume of repurchases are subject to management’s discretion and depend on market conditions, legal requirements, and other factors. We may suspend or discontinue the program at any time without prior notice. The program has no expiration date.

As of September 30, 2025, there was $125.0 million available for share repurchases under the August Repurchase Plan.

Material Cash Requirements

In the normal course of business, we enter into various agreements with vendors that may subject us to minimum annual requirements. We believe we will be able to adequately fulfill these obligations through cash generated from operations and existing cash balances. We do not have any "off-balance sheet arrangements," as defined by SEC regulations.

We maintain leased office locations despite implementing a remote workforce strategy. We are required to make contractual payments until our operating leases are terminated or expire. Our remaining leases have terms of approximately 0.25 to 3.1 years as of September 30, 2025, with a total lease liability of $0.3 million. See Note 12, Leases.

We expect to continue generating ExtraCash primarily using balance sheet cash and our Debt Facility as needed. Monthly interest payments are required on term loan borrowings under the Debt Facility. At September 30, 2025, $75.0 million of term loans were outstanding. See Note 10, Debt Facility.

We have recorded accruals related to certain legal contingencies as of September 30, 2025, reflecting management's best estimate of probable and reasonably estimable losses from ongoing legal proceedings. While we do not expect these matters to materially impair our liquidity, they represent known future cash uses and are reviewed and adjusted as developments warrant. See Note 12, Commitments and Contingencies.

We may use cash to acquire businesses and technologies. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Nine Months Ended September 30,
Total cash provided by (used in):	2025	2024
Operating activities	$196,731	$83,423
Investing activities	(151,919)	(19,028)
Financing activities	(44,459)	(70,868)
Net increase (decrease) in cash and cash equivalents and restricted cash	$353	$(6,473)

Cash Flows From Operating Activities

During the nine months ended September 30, 2025, net cash provided by operating activities increased compared to the nine months ended September 30, 2024 due to increases in operating revenues and a reduction in various operating expenses across the organization. Net cash provided by operating activities for the nine months ended September 30, 2025 included net income of $129.9 million, and excluding non-cash impacts, included an increase in legal settlement accruals of $9.0 million, an increase in other non-current liabilities of $2.1 million, an increase in accounts payable of $1.1 million, and an increase in other current liabilities of $0.5 million. These changes were offset by an increase in ExtraCash receivables, service based revenue of $12.6 million, an increase in prepaid expenses and other current assets of $9.8 million, and a decrease in accrued expenses of $1.4 million.

During the nine months ended September 30, 2024, net cash provided by operating activities increased compared to the nine months ended September 30, 2023 due to increases in operating revenues and a reduction in various operating expenses across the organization. Net cash provided by operating activities for the nine months ended September 30, 2024 included net income of $41.1 million, and excluding non-cash impacts, included an increase in legal settlement accruals of $3.8 million, an increase in accounts payable of $2.9 million, an increase in other non-current liabilities of $2.8 million, an increase in accrued expenses of $4.5 million, and a decrease in prepaid income taxes of $0.1 million. These changes were offset by an increase in prepaid expenses and other current assets of $6.0 million and an increase in ExtraCash receivables, service based revenue of $3.7 million.

Cash Flows From Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $151.9 million. This included the purchases of investments of $169.7 million, net ExtraCash originations and collections of $145.6 million, and payments related to internally developed software costs of $4.8 million. These changes were offset by the sale and maturity of investments of $168.3 million.

During the nine months ended September 30, 2024, net cash used in investing activities was $19.0 million. This included the purchases of investments of $74.8 million, purchases of marketable securities of $59.3 million, net ExtraCash originations and collections of $87.0 million and payments related to internally developed software costs and property and equipment of $5.5 million. These changes were offset by the sale and maturity of investments of $147.7 million and sale of marketable securities of $60.1 million.

Cash Flows From Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $44.5 million, which consisted of the $13.3 million for the payment of taxes for shares withheld related to net share settlements and $31.9 million related to repurchases of Class A Common Stock, offset by $0.7 million for proceeds received for stock option exercises.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the following:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. For further details, please refer to Note 2 in our accompanying condensed consolidated financial statements for the three months ended September 30, 2025 and 2024 included in this Form 10-Q.

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

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that those taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including our estimated annual pre-tax income in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, our tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions and/or benefits.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $2.5 million and $1.8 million of uncertain tax positions as of September 30, 2025 and 2024, respectively, related to state income taxes and federal and state R&D tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We previously recorded a valuation allowance against our deferred tax assets, net of certain deferred tax liabilities. As of September 30, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we have concluded that it is more likely than not that our U.S. federal and state deferred tax assets will be realizable. When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. We released $27.4 million of its valuation allowance as a discrete tax benefit during the three months ended September 30, 2025. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

On June 27, 2025, California enacted a new law requiring financial institutions to utilize a single sales factor apportionment method, effective for tax years beginning in 2025. While management is currently evaluating the ultimate impact of this change, we expect that this legislation will reduce our California apportioned income and related state income tax expense beginning in 2025.

On July 4, 2025, new U.S. tax legislation H.R.1, referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. For 2025, we will have the option to accelerate our previously capitalized and unamortized U.S. research and development costs over a one or two-year period. We are currently assessing the impact on our condensed consolidated financial statements.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We will no longer qualify as an emerging growth company after December 31, 2025, but expect to continue to take advantage of the benefits of the extended transition period until that date, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note 2 of our accompanying condensed consolidated financial statements included in this report for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the nine months ended September 30, 2025 and 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, please see Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere in this report.

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

Item 1A. Risk Factors.

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 4, 2025, other than as noted in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Class A Shares that May Yet Be Purchased Under the Plans or Program (in millions)*
July 1 – July 31, 2025	-	-	-	-
August 1 – August 31, 2025	132,155	$189.2	132,155	$18.1
September 1 – September 30, 2025	-	-	-	$125.0
Total	132,155	$189.2	132,155

* Refer to “Liquidity and Capital Resources—Share Repurchase Authorization” for additional information regarding our authorized share repurchase program.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.1	First Amendment to Program Agreement, dated August 4, 2025, by and between Coastal Community Bank and Dave Operating LLC.

10.2	Sixth Amendment to Service Agreement, dated August 28, 2025, by and between Dave Operating LLC and Galileo Financial Technologies, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2025	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: November 4, 2025	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer and Chief Operating Officer