Form 10-K
period 2025-12-31
Dave Inc./DE
filed 2026-03-02
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______

Commission file number: 001-40161

DAVE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1481509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1265 South Cochran Ave

Los Angeles, CA 90019

(844) 857-3283

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A common stock, par value $0.0001	DAVE	The Nasdaq Stock Market LLC
Redeemable warrants, each lot of 32 warrants exercisable for one share of Class A common stock, each at an exercise price of $368 per share	DAVEW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting ordinary shares held by non-affiliates of the registrant was approximately $3.052 billion, determined using the per share closing price of $268.41 on The Nasdaq Global Market on June 30, 2025, as adjusted for the 1-for-32 reverse stock split of Dave Inc.’s common stock effected on January 5, 2023. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2026, there were 12,569,569 and 12,245,516 shares of Class A common stock, $0.0001 par value, issued and outstanding, respectively. As of February 17, 2026, there were 1,314,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) relating to its Annual Meeting of Stockholders to be held in 2026. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DAVE INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
•
the ability of Dave to keep pace with the rapid technological and AI-related developments in its industry and the larger financial services industry;
•
the ability of Dave to manage risks associated with providing ExtraCash;
•
the ability of Dave to retain its current customers, acquire new customers (collectively, "Members") and sell additional functionality and services to its Members;
•
the ability of Dave to successfully launch new products and services;
•
the ability of Dave to protect intellectual property and trade secrets;
•
the ability of Dave to maintain the integrity of its confidential information and information systems or comply with applicable privacy and data security requirements and regulations;
•
the reliance by Dave on two bank partners;
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

The Company’s Class A Common Stock is now listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “DAVE,” and warrants to purchase the Class A Common Stock at an exercise price of $368 per share are listed on Nasdaq under the symbol “DAVEW.” Each warrant was originally exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share. In connection with the 1-for-32 reverse stock split effected on January 5, 2023, the exercise terms of the warrants were proportionately adjusted pursuant to the anti-dilution provisions of the warrant agreement, such that 32 warrants are now exercisable for one share of Class A Common Stock at an adjusted exercise price of $368.00 per share. The number of warrants outstanding was not affected by the reverse stock split. Prior to the Business Combination, VPCC neither engaged in any operations nor generated any revenue. Until the Business Combination, based on VPCC’s business activities, VPCC was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Company Overview

Dave Inc. ("Dave," the "Company," "we," "us," or "our") is one of the nation's leading neobanks, providing a mobile-first financial services platform designed to help everyday Americans manage their money more effectively. We serve millions of Members who are often underserved by traditional financial institutions, offering them access to short-term liquidity, fee-free banking, and financial management tools at a fraction of the cost of incumbents.

Founded in 2017 and inspired by the story of David vs. Goliath, we set out to challenge legacy banking by leveraging technology to expand financial access and improve consumer financial health. Our mission is to level the financial playing field by providing intuitive, transparent, and accessible solutions that empower our Members to navigate life's financial challenges with confidence.

Since inception, over 19 million Members have signed up for the Dave app, with over 14 million having used at least one of our products. Our flagship product, ExtraCash, provides Members with up to $500 of short-term credit (in the form of discretionary overdraft through a bank partner) to bridge liquidity gaps between paychecks, without interest, late fees, or credit checks. We use our proprietary AI-powered underwriting engine, CashAI, to evaluate each Member's cash flow in real-time, enabling us to extend credit responsibly while maintaining strong unit economics. To date, we have provided Members with over $22 billion in ExtraCash, offering critical liquidity when they need it most. We complement ExtraCash with Dave Checking, a fee-free demand deposit account with FDIC pass-through insurance, and a suite of personal financial management tools.

As part of our commitment to giving back, we have donated over $25 million since inception to charity and other important causes.

Market Opportunity

The U.S. financial system has historically failed to address the needs of the millions of Americans living paycheck to paycheck. According to the Financial Health Network (“FHN”) in 2025, approximately 185 million Americans are classified as financially “coping” or “vulnerable” representing 69% of the U.S. population, up from 66% in 2021. A December 2025 Report by PYMNTS also found that 67% of U.S. consumers were living paycheck to paycheck, up from 57% in 2021. This market includes both young and financially challenged individuals who have trouble managing cash flow, have minimal savings, regularly overdraft, and pay high fees for access to financial services. FHN research estimates there is approximately $43 billion of fees paid annually for access to basic checking services, including account maintenance fees, overdraft fees and ATM fees and that financially vulnerable and coping populations pay over $225 billion in annual fees and interest for short-term credit. We believe these insights are supported by external data which reveals that traditional financial institutions charge consumers between $300-$400 of fees annually for access to basic checking services. We also believe these trends underscore a growing need for better financial solutions and illustrate the depth of our total addressable market (“TAM”), which we estimate to be approximately 185 million Americans that do not have access to affordable and effective banking solutions.

We believe these high costs are the result of the cost structure of incumbents. With expensive brick-and-mortar branch networks, antiquated technology, large employee bases, and inefficient customer acquisition strategies, legacy institutions have significant costs to serve their customers, which drives the high price that customers have to pay for access to their services. By leveraging world-class technology and the power of data and AI, we have dramatically reduced the costs to serve customers in this market. Through this structural advantage, we are able to provide increased access to banking and credit products at lower costs, resulting in a much stronger value proposition to our Members.

Our Platform and Products

We deliver a seamless Member experience through our mobile application, offering products designed to address the most critical financial needs of our Members: instant and affordable access to credit, fee-free banking, and financial management tools.

ExtraCash

ExtraCash is our flagship overdraft product, offered through our bank partners, that provides Members with up to $500 of credit in the form of a discretionary overdraft to bridge liquidity gaps between paychecks. Using our proprietary AI-powered underwriting system, CashAI, we analyze a Member's checking account transaction data to determine eligibility and set the bank's credit approval amount. This fully automated process requires no credit check and does not rely on FICO or credit bureau data. Once an ExtraCash transaction is initiated, settlement is scheduled based on the Member's forecasted next paycheck or deposit date.

In February 2025, we completed the transition to a simplified, transparent fee structure. The previous optional fee model was replaced with a mandatory 5% overdraft service fee, including a $5 minimum. There are no additional fees to instantly transfer ExtraCash funds to Dave Checking accounts. This simplified structure supports our mission to make finances easier for our Members and level the financial playing field while enhancing our unit economics and monetization.

Our business is subject to moderate seasonal trends, with ExtraCash demand and Dave Checking transaction volumes generally correlating to consumer spending and cash flow cycles. The timing and magnitude of seasonal effects vary across our products and revenue streams, and may be influenced by the number of business days in a given period, the day of the week on which a quarter ends, and broader macroeconomic conditions.

Dave Checking

Dave Checking is a digital demand deposit account offered through our bank partners with premium features, no account minimums or corresponding fees, and Federal Deposit Insurance Corporation ("FDIC") pass-through insurance. Members can open a Dave Checking account in minutes through our mobile application, add funds, and begin spending using a virtual or physical Dave branded debit Mastercard ("Dave Debit Card"). The Dave Debit Card can be used for everyday purchases as well as no-fee withdrawals at approximately 40,000 MoneyPass ATM network locations.

Revenues are primarily driven by merchant interchange, Mastercard incentives, interest on deposits paid by our partner banks, and other ancillary fees.

Personal Financial Management

We offer a suite of personal financial management tools to help Members improve their financial health:

•
Budget: Utilizes historical bank account data to identify recurring charges, enabling Members to anticipate upcoming transactions and receive timely notifications when there is a risk of an overdraft.
•
Goals: A savings tool that allows Members to set aside money for short- or long-term goals, track progress, and automate savings.
•
Side Hustle: A streamlined job application portal for Members to find supplemental or temporary "gig economy," part-time, seasonal, remote, and other flexible employment opportunities.

In mid-2025, we implemented a revised subscription fee structure, increasing the monthly membership fee from $1 to $3 for new Members. This change has enhanced subscription revenue and customer lifetime value without materially impacting conversion or retention rates.

Our Growth Strategy

Our growth strategy is built on three strategic pillars: Acquire, Engage, and Deepen.

Acquire New Members Efficiently. We continue to efficiently acquire Members at scale, reflecting the power of our value proposition and its synergies with our banking product suite. Our customer acquisition cost (CAC) has remained stable at approximately $19 while payback periods have improved to under four months—the fastest in Company history—reflecting our focus on directing acquisition spend toward the highest return opportunities. The larger our transacting Member base becomes, the better our systems are able to identify responsible customers, creating a powerful flywheel.

Engage Members Through ExtraCash. We are focused on establishing ExtraCash as the best short-term credit product in the market. We continue investing in the ExtraCash product and CashAI to help ensure we have competitive limits while driving strong unit economics. Our approval rate is at all-time highs, driving efficiencies in total monthly transacting member ("MTM") conversion. We believe we can continue to make improvements to the ExtraCash value proposition that unlock MTM growth through stronger conversion and retention.

Deepen Relationships Through the Dave Debit Card. Cross-selling Members into the Dave Debit Card represents an attractive opportunity to drive both increased ARPU and average customer lifetimes. Dave Debit Card actives generate approximately 1.7x higher average monthly ARPU than non-Dave Debit Card actives, with stronger retention profiles. Dave Debit Card actives have approximately 11 times the average monthly transaction volume of non-Dave Debit Card actives.

Launch New Products. We believe the capabilities we have established in cashflow underwriting, engineering, risk and fraud management, payments, and bank sponsor relationships provide a strong foundation to launch additional products. We are developing and expect to launch new products in 2026.

Technology and Competitive Advantages

Dave is a technology company at its core. We have built a data-driven platform that combines advanced AI and machine learning, real-time analytics, and seamless integration with external financial networks to deliver rapid, accurate, and Member-centric financial products. Our proprietary systems provide a frictionless experience to consumers often overlooked by incumbents, while enabling structural cost advantages that we pass on to Members through lower fees and better value.

CashAI: Our Proprietary Underwriting Engine

CashAI is our proprietary underwriting system and a key differentiator for Dave. CashAI assesses credit risk in real-time through fully automated analysis of cash flow data from Members' primary bank accounts, analyzing hundreds of data points—including income patterns, spending behavior, and transaction history—to make instant credit decisions without requiring a FICO score. This approach allows us to responsibly serve Members often deemed high-risk by legacy institutions while maintaining strong unit economics.

Since inception, CashAI has leveraged insights from over 180 million ExtraCash originations and billions of bank transactions, a proprietary cash flow dataset that we believe provides a structural advantage in real-time credit decisioning. The short average term of ExtraCash (approximately 11 days) creates rapid feedback loops, enabling iterative model refinement. In September 2025, we implemented CashAI v5.5, which nearly doubles the feature set of prior versions and is optimized for our current fee structure. Early results demonstrate improved risk ranking, higher average approval amounts, and lower delinquency rates.

Broad Application of AI and Machine Learning

AI and machine learning are embedded across our platform:

•
Fraud Detection and Prevention: Our AI-powered fraud mitigation system analyzes behavioral patterns and transaction anomalies in real-time, creating user-level controls that detect and prevent fraudulent activity before losses occur.
•
Automated Member Support: DaveGPT, our AI-powered chatbot, enables efficient self-service resolution for a broad range of Member inquiries, improving response times while reducing operational costs.
•
Income and Expense Prediction: Our technology predicts upcoming cash flows to power both CashAI underwriting decisions and customer-facing budgeting features within the Dave app.

Scalable, Cost-Efficient Infrastructure

Unlike traditional banks with costly branch networks and legacy systems, Dave operates a fully digital, cloud-native platform. This architecture provides significant advantages:

•
Cost efficiency: AI-powered automation and digital-only operations significantly reduce our cost to serve, enabling competitive pricing for Members.
•
Scalability: Our infrastructure supports Member growth without proportional cost increases.
•
Multi-bank flexibility: Proprietary integrations allow us to work with multiple sponsor banks, reducing concentration risk and enabling operational resilience.
•
Rapid innovation: Our proprietary Machine Learning Platform enables our team to develop, train, and deploy new AI models with minimal engineering support, accelerating product iteration in response to market dynamics.

Bank Partners

We partner with FDIC-insured banks to offer ExtraCash and Dave checking products ("Checking Products") to our Members. Our partner banks originate ExtraCash as discretionary overdrafts on demand deposit accounts and issue Dave Debit Cards. Under these arrangements, customer funds are held by our partner banks in deposit or sub-deposit accounts and are eligible for FDIC insurance up to the standard maximum deposit insurance amount in accordance with FDIC rules and regulations. Customer funds are not held by Dave or any third-party processor.

Evolve Bank & Trust. We are party to a Bank Services Agreement ("BSA") with Evolve Bank & Trust ("Evolve"), under which Evolve issues and maintains deposit accounts, and sponsors access to debit networks and ACH for payment transactions, funding transactions, and associated settlement of funds. The BSA automatically renews annually unless either party provides written notice of non-renewal in accordance with the specified notice period. Under the BSA, Dave is responsible for customer service, maintaining the technology platform and other aspects of the program that do not constitute banking or money transmission, and maintaining ledger accounting of funds held in each deposit account and such other records required by Evolve or by law necessary to ensure FDIC pass-through insurance coverage. The BSA does not prohibit Evolve from working with competitors or prevent Dave from partnering with other banks.

Coastal Community Bank. We are party to a Program Agreement (“Program Agreement”) with Coastal Community Bank ("Coastal") under which Coastal issues and maintains deposit accounts, and sponsors access to debit networks and ACH for payment transactions, funding transactions, and associated settlement of funds. The Program Agreement has an initial term expiring in 2030 and automatically renews for additional 12-month or 24-month terms unless either party provides written notice of non-renewal in accordance with the specified notice period. Under the Program Agreement, Dave is responsible for customer service, maintaining the technology platform and other aspects of the program that do not constitute banking or money transmission, and maintaining ledger accounting of funds held in each deposit account and such other records required by Coastal or by law necessary to ensure FDIC pass-through insurance coverage. Members began onboarding to Coastal on a limited basis in the second quarter of 2025, and as of the fourth quarter of 2025, all new Members are being onboarded to Coastal. Coastal will be Dave’s sole and exclusive provider of the program features contemplated by the Program Agreement for new customers added by Dave for the remainder of the term thereof. Dave has the option to retain a functional backup bank partner. This partnership with Coastal supports our growth objectives and is expected to reduce our funding obligations and free up capital as we transition ExtraCash receivables to an off-balance sheet structure. Presently, we operate concurrent programs with both Coastal and Evolve. We expect our transition of existing members to Coastal to be substantially finalized by the end of 2026. See “Risk Factors—We rely on two bank partners, but intend to eventually rely on one bank partner. If our present or any future key banking relationships are terminated and we are not able to secure or successfully migrate client portfolios to a new bank partner or partners, or a bank partner becomes subject to regulatory restrictions or other operational disruptions, our business would be adversely affected.”

Processing Partners

We have a multi-year service agreement with Galileo Financial Technologies, LLC ("Galileo"), a payment processing platform. Under this agreement, Galileo processes all transactions for ExtraCash, Dave Checking accounts, and Dave Debit Cards, and handles corresponding payments, adjustments, and settlement. Galileo also maintains cardholder information and implements certain fraud control processes and procedures.

In January 2023, we executed an amended agreement with Galileo that significantly reduced processing fees. The amended agreement expires on the fifth anniversary of its effective date and thereafter renews for successive one-year periods unless either party provides four months' written notice of non-renewal. Customer funds subject to FDIC insurance are not held by Galileo; funds are either held by our partner banks or in transit through standard payment systems.

Competitive Landscape

Consumer financial services is a large, fragmented, and competitive market. We compete in varying degrees with a range of providers across banking, lending, and other consumer financial products. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, and marketing resources, larger customer bases, and greater brand recognition. Our competitors generally fall into three categories:

Banking Competitors: Traditional banks and credit unions such as Bank of America, JPMorgan Chase, and Wells Fargo; new entrants that have obtained banking licenses such as Varo Bank; and other non-bank digital providers offering banking services through partner banks, such as Chime.

Short-Term Credit and Earned Wage Access Competitors: Specialty finance companies and non-bank providers offering consumer credit or earned wage access products, including Earnin, MoneyLion, and Brigit, as well as traditional banks and credit unions that offer overdraft programs.

Broader Fintech Innovators: Consumer-oriented commerce enablement platforms such as Affirm and Klarna; peer-to-peer payment and finance-oriented platforms such as Cash App and Venmo; and consumer lending platforms such as Upstart and LendingClub.

We believe we compete effectively based on several factors:

•
Superior value proposition: ExtraCash provides up to $500 in short-term credit with no interest, no late fees, and no credit check—at significantly lower cost than traditional overdraft fees or payday alternatives.
•
Proprietary technology: CashAI, trained on over 180 million originations, enables faster and more accurate credit decisions than competitors relying on traditional underwriting methods.
•
Customer experience: Our 4.8-star App Store rating with 750,000+ reviews reflects strong Member satisfaction and product-market fit.
•
Integrated ecosystem: Our comprehensive product suite—credit, checking, savings, and financial tools—drives deeper engagement and gives Members a single platform to meet their evolving financial needs.
•
Structural cost advantages: Our digital-only, AI-driven operations enable competitive pricing without the overhead of physical branches.

We believe other market participants do not adequately meet the needs of the approximately 185 million Americans living paycheck to paycheck who make up our target market. Our ease of access, speed-to-value, data-driven approach, and efficient unit economics position us to continue scaling while generating attractive returns. However, competition is intense, and our long-term success depends on our ability to continue differentiating our products and platform. See "Risk Factors" in Item 1A for additional information regarding competitive risks.

Human Capital Resources

As of December 31, 2025, we had approximately 280 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Our Culture and Mission

Every day, our team comes together to level the financial playing field—empowering millions of Members to take control of their financial lives. This shared mission fuels our passion and purpose. However, attracting and retaining top talent requires more than a compelling mission, which is why we have made meaningful investments in becoming an exceptional place to work. Dave has earned multiple Best Place to Work recognitions from Built In over the past several years, reflecting our ongoing investment in becoming an exceptional workplace.

Virtual-First Model

Our strategic commitment to being a virtual-first company continues to drive results. With team members across more than 30 states, we have expanded our talent pool by removing geographic constraints. We believe this approach has broadened access to top talent, reduced voluntary turnover to below median rates for our peer group, and boosted productivity while keeping team size efficient. To maintain connection and collaboration, we host bi-weekly company-wide all-hands meetings, encourage team offsites, convene for annual company-wide gatherings, and provide co-working stipends that give employees flexibility in choosing where they work best.

Leadership and Performance Management

We have deeply integrated the OKR (Objectives and Key Results) framework into our culture, inspired by the practices of high-performing technology companies. Our Weekly and Quarterly Business Reviews serve as pivotal moments for senior leaders to analyze key performance indicators, align on priorities, and address strategic opportunities. These efforts have fostered greater accountability, stronger cross-functional collaboration, and a clearer understanding of how every team member contributes to our collective goals.

We have also invested meaningfully in people leadership. We have defined what leadership excellence looks like at Dave—creating purpose, nurturing growth, guiding teams through change, communicating with clarity, and prioritizing company-wide success. By weaving this philosophy into every stage of the employee journey, we are building a community of leaders who inspire their teams to advance our mission.

Employee Engagement

We conduct regular engagement surveys, providing team members a confidential platform to share feedback. These insights shape Company initiatives that address challenges and drive continuous improvement. With consistent 85%+ participation rates, our team trusts that their voices are heard and acted upon.

Compensation and Benefits

Recognizing that financial wellness is core to our mission, we have made meaningful investments in compensation and benefits. Alongside market-competitive pay, we offer a 401(k) match and access to a dedicated financial advisor, helping ensure that every employee has the tools to plan for their future with confidence. We also provide comprehensive health benefits and other programs designed to support our team's well-being.

Regulatory Environment

We operate in a complex regulatory environment consisting of U.S. federal and state laws that is rapidly evolving. These laws cover most aspects of our business and include laws, regulations, rules and guidance relating to, among other things, consumer finance and protection, privacy and data protection, anti-money laundering and know your customer requirements, banking, and payments. For example, with respect to our ExtraCash product offered through our bank partners, certain state laws may, if applicable, regulate the charges or fees that can be assessed and how settlements are obtained from our Members. In addition, other federal and state laws, public policy, and general principles of equity, such as laws prohibiting unfair and deceptive acts or practices, may apply to our activities in banking, ExtraCash, payments, and other areas. These laws and regulations impact our business both directly and indirectly. Additionally, as a result of our bank partnerships, which provide ExtraCash via an overdraft account, deposit accounts and debit cards to our Members, we are also subject to regulation by bank regulators with supervisory authority over our bank partners. Ensuring ongoing compliance with these laws and regulations imposes significant burdens on our business operations. See “Risk Factors—Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws, and is subject to regulatory investigations and consumer litigation.”

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

•
Truth in Lending Act. The Truth-in-Lending Act (“TILA”), and Regulation Z, which implements TILA, require creditors to provide consumers with certain information concerning their loan and credit transactions. In December 2024, the CFPB finalized revisions to these rules eliminating an exemption to TILA and Regulation Z that had previously been available for bank overdrafts, which may affect our partner banks as the originator of our ExtraCash overdrafts and may result in operational and compliance challenges and new litigation risks and scrutiny by federal and state regulators. Additionally, in July 2024, the CFPB proposed an interpretive rule on paycheck advance and earned wage access, a model which Dave was originally founded on but transitioned away from beginning in 2022.
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
•
Truth in Savings Act. The federal Truth in Savings Act (“TISA”) and Regulation DD which implements it require that consumers be provided various disclosures concerning terms and conditions of deposit accounts. They also impose disclosure requirements and restrictions on advertising regarding deposit accounts. TISA and Regulation DD apply to the demand deposit accounts opened by our Members with our partner banks.
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
•
Fair Debt Collection Practices Act. The Fair Debt Collection Practices Act (“FDCPA”) and its implementing regulation, Regulation F, provide guidelines and limitations on the conduct of third-party debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. While we are not a “debt collector” under the FDCPA, which the statute defines as a person who regularly collects or attempts to collect, directly or indirectly, debts owed or due, or asserted to be owed or due, to another, we may explore the use of professional external debt collection agents to collect delinquent ExtraCash advances.
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

Regulation of our bank partnership model

Pursuant to our partnerships with Evolve and Coastal, we offer our Members Federal Deposit Insurance Corporation (“FDIC”)-insured, non-interest-bearing deposit accounts (including the ExtraCash account), interest bearing deposit accounts and debit cards that Members can use to access their account balances. These deposit accounts and debit cards are provided by our bank partners. Under the terms of our agreements with our bank partners, as well as the agreements between our Members and our bank partners, each Member that chooses to open a deposit account has a deposit account at a bank partner and a debit card issued by a bank partner. With respect to these deposit accounts and debit cards, we act as the program manager and service provider to our bank partner to provide customer support and technology features to Members using their Evolve or Coastal accounts through our platform.

Many laws and regulations that apply directly to our bank partners indirectly impact us (and our products) as service provider to our bank partners. As such, our partnerships with Evolve and Coastal are subject to the supervision and enforcement authority of the Federal Reserve, our bank partners' primary regulator, the FDIC, Evolve's state banking regulator, the Arkansas State Bank Department and Coastal's state banking regulator, the Washington Department of Financial Institutions. In addition, laws and regulations that through expectations placed on Evolve and Coastal by their respective regulators may indirectly affect us through requirements placed on us by our bank partners to satisfy regulatory requirements. For example, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued final guidance on managing risks associated with third-party relationships. The guidance states that sound third-party risk management takes into account the level of risk, complexity, and size of the bank and the nature of the third-party relationship. In July 2024, these agencies also released a joint statement on banks’ arrangements with third parties to deliver bank deposit products and services. The joint statement cautions that operational and compliance risks arise when banks hand over substantial control of key functions to a third party. Banks can manage risk through policies and procedures governing organizational structures, lines of reporting, expertise and staffing, internal controls and audit functions. Banks can also conduct risk assessments to assess controls for mitigating risk relating to specific third-party arrangements, engage in due diligence of third-party relationships, set appropriate contractual relationships, and establish monitoring routines to identify risks.

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

Card Association and Payment Network Rules. The bylaws and agreements between clearing house participants and bankcard companies impose specific responsibilities and liabilities for issuers of debit cards. We, as well as each partner bank that issues our debit card, are required to comply with the appropriate National Automated Clearing House Association (“NACHA”), bylaws, operating rules, and agreements, as well as card network rules and guidelines. NACHA operating rules further impose maximum tolerances on the volume of ACH transfers that may be returned as unauthorized or for other reasons. Exceeding those tolerances may result in limitations being imposed on our ability to initiate ACH transactions. Many transfers of funds in connection with the provision and settlement of our ExtraCash overdrafts are performed by electronic fund transfers, including ACH transfers. We also facilitate the electronic transfer of funds requested by our Members between their deposit accounts with our partner banks and their accounts at other financial institutions. Additional new products and services that we offer may also impose additional obligations on us to comply with NACHA and card network obligations related to preventing fraud, money laundering, and IT security breaches.

Bank Secrecy Act and Anti-Money Laundering. Given our involvement in payments, banking transactions, and our arrangements with our partner banks, we are subject to compliance obligations related to U.S. anti-money laundering (“AML”) laws and regulations. We have developed and currently operate an AML program designed to prevent our products from being used to facilitate money laundering, terrorist financing, and other financial crimes. Our program is also designed to prevent our products from being used to facilitate business in certain countries or territories, or with certain individuals or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other U.S. and non-U.S. sanctions authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls. Our programs are designed to address these legal and regulatory requirements and to assist in managing risks associated with money laundering and terrorist financing.

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

Open Banking. In October 2024, the CFPB finalized a rule under the Dodd-Frank Act, which would require a covered entity, including us and our bank partners, to, among other things, make available to a consumer, upon request, information in the covered entity’s control or possession concerning the consumer financial product or service that the consumer obtained from the covered entity. The final rule also requires data providers holding a consumer account to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the final rule, data providers would be prohibited from charging consumers or third parties fees for processing these consumer data requests. The final rule would also place certain data security, authorization, and other obligations on third parties accessing covered data from data providers, which could include us when acting in certain capacities. The final rule would also require third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. Various standards under the final rule would be established by a standard-setting body designated by the CFPB.

While the impact of the rule will depend upon a number of factors, including consumer behavior and the actions of data providers and recipients, open banking initiatives like this final rule have the potential to change the competitive landscape, presenting challenges to our business model, such as by enhancing competitors’ ability to attract our customers, as well as opportunities since we may also act as an authorized third party and receive data from data providers. The nature and kind of this impact will also depend on our, and our competitors’, ability to meet and comply with standards established by the CFPB’s designated standard-setting body. In October 2024, industry trade associations filed a lawsuit against the CFPB alleging the agency exceeded its statutory authority and asking the court to vacate the rule. The CFPB filed a motion in July 2025 regarding its plans to engage in accelerated rulemaking that would substantially revise the rule, and the lawsuit is currently stayed pending the revisions. In August 2025, the CFPB issued an Advanced Notice of Proposed Rulemaking.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports are available free of charge on our investor relations website at investors.dave.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding issuers, including Dave, that file electronically with the SEC. The contents of these websites are not incorporated by reference into this Form 10-K.

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
•
ExtraCash exposes us to credit risk of our Members and if our underwriting criteria for ExtraCash is not sufficient to mitigate against this risk, or if the data used to underwrite is inaccurate or incomplete, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the ExtraCash overdraft they receive.
•
If we are unable to keep pace with the rapid technological and AI-related developments in our industry and the larger financial services industry necessary to continue providing our Members with new and innovative products and services, the use of our platform and other products and services could decline. In addition, if the prices we charge for our products and services are unacceptable to our Members, our operating results will be harmed.
•
Use of AI in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.
•
We may not be able to scale our business on a timely basis to meet our Members’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.
•
We rely on two bank partners, but intend to eventually rely on one bank partner. If our present or any future key banking relationships are terminated and we are not able to secure or successfully migrate client portfolios to a new bank partner or partners, or a bank partner becomes subject to regulatory restrictions or other operational disruptions, our business would be adversely affected.
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
•
Our recent rapid growth, including growth in our volume of ExtraCash transactions and related revenue, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful.
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
•
If Dave identifies material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.
•
Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws, and is subject to regulatory investigations, consumer litigation and mass arbitrations.
•
The financial services industry continues to be highly regulated and subject to new laws or regulations in many jurisdictions, including the U.S. states and localities in which we operate, which could restrict the products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current or future operations.
•
Stringent and changing laws and regulations relating to privacy and data protection could result in claims against us, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.
•
Litigation, mass arbitrations, regulatory actions, and compliance issues could subject us to fines, penalties, judgments, remediation costs, and/or other requirements resulting in increased expenses and reputational harm.
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

The industries in which we compete are highly competitive and subject to rapid and significant changes. We compete against companies and financial institutions across the retail banking, financial services, consumer technology and financial technology services industries, as well as other nonbank lenders serving credit-challenged consumers, including online marketplace lenders, check cashers, point-of-sale lenders and payday lenders. We may compete with others in the market who may in the future provide offerings similar to ours, particularly companies who may provide money management, lending and other services through a platform similar to our platform. These and other competitors in the banking and financial technology industries are introducing innovative products and services that may compete with ours. We expect that this competition will continue as banking and financial technology industries continue to evolve, particularly if non-traditional non-recourse advance providers and other parties gain greater market share in these industries or if changes in financial services regulation enable new competitors to enter the sector or new means of offering products and services that compete with ours. For example, some earned wage access providers with which Dave competes are evaluating whether to adopt new business models, such as through providing overdraft services through a partner bank or extending a line of credit. Additionally, these earned wage access providers are sponsoring federal and state legislative efforts that would provide support for the non-recourse earned wage products that they offer. If we are unable to differentiate our products and platform from and successfully compete with those of our competitors, or if our competitors adopt business models that more closely resemble our own, we may lose our competitive advantage and our business, results of operations and financial condition may be materially and adversely affected.

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

ExtraCash exposes us to credit risk of our Members and if our underwriting criteria for ExtraCash is not sufficient to mitigate against this risk, or if the data used to underwrite is inaccurate or incomplete, our financial condition and operating results could be adversely affected if a substantial number of our Members fail to repay the ExtraCash overdraft they receive.

The ExtraCash product exposes us to financial losses if Members do not repay the ExtraCash overdraft. The timing and volume of settlements have a significant impact on our financial results and cash flows. If a large number of Members do not repay ExtraCash overdrafts, our financial condition and operating results would be adversely affected.

Our underwriting standards may not offer adequate protection against the risk of non-payment, especially in periods of economic uncertainty such as existed more recently with rising interest rates, and inflationary pressures. We rely on consumer’s bank account data obtained through a third party in order to develop our underwriting models and in order to underwrite any particular consumer’s ExtraCash overdraft. If this data becomes unavailable or is inaccurate or incomplete, our underwriting may not adequately predict settlement of advances. In addition, if the cost to obtain this data materially increases, our business, results of operations and financial condition may be materially and adversely affected.

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

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, elevated interest rates and persistent inflationary pressures, accurately forecasting settlement of ExtraCash receivables is more difficult. Our credit loss allowance is an estimate, and if actual settlement defaults are materially greater than our credit loss allowance, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. Specifically, we may incur net charge-offs in excess of our reserves, or we may be required to increase our provision for credit losses, either of which would adversely affect our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K.

Our Members may not view or treat ExtraCash as having the same significance as other obligations and ExtraCash overdrafts facilitated through our platform are not secured, guaranteed, or insured and involve a high degree of financial risk.

Our Members may not view ExtraCash overdrafts facilitated through our platform as having the same significance as other obligations arising under more traditional circumstances.

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

The performance of ExtraCash is significantly dependent on our ability to develop and deploy effective models, with oversight by our bank partners, to evaluate an applicant’s credit profile and likelihood of default based on a variety of factors and originate ExtraCash overdrafts. Despite recession-readiness planning and stress forecasting, there is no assurance that the credit criteria can accurately predict performance under economic conditions such as a prolonged down-cycle or recessionary economic environment or the governmental response to periods of disruption, which may drive unexpected outcomes. If the credit criteria does not accurately reflect credit risk on the ExtraCash overdrafts, greater than expected losses may result on these ExtraCash receivables and our business, operating results, financial condition and prospects could be materially and adversely affected.

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

If we are unable to keep pace with the rapid technological and AI-related developments in our industry and the larger financial services industry necessary to continue providing our Members with new and innovative products and services, the use of our platform and other products and services could decline.

The financial services industry is subject to rapid and significant technological changes, including those related to AI. We cannot predict the effect of technological changes on our business. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. Our future success will depend, in part, on our ability to develop new technologies and adapt to technological changes and evolving industry standards. These initiatives are inherently risky, and they may not be successful or may have an adverse effect on our business, financial condition and results of operations. Additionally, we may make future investments in, or enter into strategic partnerships to develop new technologies and services or to implement infrastructure to further our strategic objectives, strengthen our existing businesses and remain competitive. However, our ability to transition to new services and technologies that we develop may be inhibited by a lack of industry-wide standards, changes to the regulatory landscape, resistance by consumers to these changes, or by the intellectual property rights of third parties.

If the prices we charge for our products and services are unacceptable to our Members, our operating results will be harmed.

In February 2025, we completed the transition to a simplified, transparent fee structure. The previous optional fee model was replaced with a mandatory 5% overdraft service fee, including a $5 minimum. We also generate revenue by charging Members a fixed monthly rate for membership to our platform and from our Dave banking products through interchange and out-of-network ATM fees, as well as from our job portal service through referral fees from partner companies. As the market for our platform matures, as new or existing competitors introduce new products or services that compete with ours or if general inflationary pressures continue, we may experience pricing pressure and be unable to retain current Members and attract new Members at prices that are consistent with our pricing model and operating budget. Our pricing strategy for existing or new products and services, including our recent changes to eliminate optional tips and fees, may prove to be unappealing to our Members, and our competitors could choose to bundle certain products and services to be competitive with ours. If this were to occur, it is possible that we would have to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.

Use of AI in our operations and product offerings could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our results of operations.

We have incorporated, and expect to continue to incorporate in the future, AI solutions into our operations and product offerings. For example, our underwriting engine, CashAI, contains models that are built using AI technologies such as machine learning. We also have partnered with a third party vendor to offer DaveGPT, a generative AI chat bot that offers self-service customer inquiry resolution through natural language conversations. The use of AI creates various risks and challenges that could adversely affect our business, financial condition or results of operations. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

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

We rely on two bank partners, but intend to eventually rely on one bank partner. If our present or any future key banking relationships are terminated and we are not able to secure or successfully migrate client portfolios to a new bank partner or partners, or a bank partner becomes subject to regulatory restrictions or other operational disruptions, our business would be adversely affected.

We rely on agreements with Evolve and Coastal, our two bank partners, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members. In June 2024, Evolve became subject to a consent order issued by its primary regulator, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), that imposes restrictions on Evolve’s operations and risk management practices. The bankruptcy of Synapse Financial Technologies, Inc. (“Synapse”), also affected the ability of customers of financial technology companies that used Synapse as a service provider to access funds placed at Synapse’s partner banks, including Evolve, for a number of months.

These agreements and corresponding regulations and supervisory expectations governing banks and financial institutions may give Evolve or Coastal substantial discretion in approving certain aspects of our business practices, including our application and qualification procedures for Members and require us to comply with certain legal requirements. Our current or future bank partner’s discretionary actions or interpretations of our obligations under these agreements could impose material limitations to, or have a material adverse effect on, our business, financial condition and results of operations. In addition, any disruptions or restrictions on our bank partner’s operations could have an adverse effect on our business, financial condition and results of operations. For example, in May 2024, Evolve experienced a cybersecurity incident that resulted in the leak of certain customer information, including the information of some of our Members.

While we are in the process of transitioning our Members’ accounts to Coastal, which we expect to be substantially finalized by the end of 2026, currently the substantial majority of our Members’ accounts are with Evolve, and we therefore remain reliant on Evolve for the substantial majority of our ExtraCash originations and receivables.

If our relationships with our bank partners are terminated or if one of our bank partners is unable to provide the necessary services to us, we would need to find another financial institution to provide those services, which could be difficult, require a long lead time, and be expensive. Transitioning Members’ accounts from one bank partner to another, including the transition from Evolve to Coastal, raises the risk of financial losses as a result of operational errors, including but not limited to, loss or disclosure of Member data and records, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors as well as from disputes or negotiations with an existing or prospective bank partner. Transitioning Members’ accounts from one bank partner to another also entails risk of disruption to our business from differences in the manner in which the new bank partner provides products and services to Members, including the new bank partner’s credit underwriting, regulatory compliance practices, and customer service practices and difficulties operating with more than one bank partner during any transition. The occurrence of any such events or any such changes in our bank partner’s practices could cause financial losses to our business and our Members, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in loss of Members; loss or delayed market acceptance and sales of our products or services; legal claims against us, including from our existing or prospective bank partner; regulatory enforcement action; or diversion of resources, including through increased service expenses or financial concessions and increased insurance costs. If we are unable to find a replacement financial institution to provide the services we receive from our bank partners, we would not be able to offer ExtraCash, service our deposit accounts, debit cards and other services, which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with using our bank partners materially change or if any penalty or claim for damages is imposed as a result of our breach of our agreements with our bank partners.

If we fail to comply with the applicable requirements relating to deposit insurance, our Members could be harmed in the event of a failure of our bank partner and we could be subject to enforcement actions, claims from third parties, including our Members, and suffer economic and reputational harm that could have an adverse effect on our business.

Our Members benefit from deposit insurance with respect to funds placed on their behalf at our bank partners—or that our bank partners may place with other banks through reciprocal deposit arrangements—in accordance with FDIC pass-through deposit insurance requirements, which apply to funds placed and held at an FDIC-insured bank through a third party. Under the pass-through insurance rules, funds owned by a principal or principals and deposited into one or more deposit accounts at an insured bank in the name of an agent, custodian or nominee, can be insured to the same extent as if the funds were deposited in the name of the principal or principals. For purposes of determining pass-through deposit insurance coverage at the time an insured bank fails, the FDIC may rely on records of those other than a failed insured bank to identify depositors and their insured deposits if such records are maintained in good faith and in the regular course of business, the deposited funds are in fact owned by the principal and not by the third party who set up the deposit account, and the insured bank’s account records and account titling indicate the agency or custodial nature of the account. If the regulatory pass-through insurance requirements are satisfied, each of our Members’ interest in deposits that we place on their behalf at our partner banks is separately insured up to the statutory deposit insurance limit, currently $250,000 for deposits held in each deposit ownership category. If the pass-through insurance requirements are not satisfied due to operational failures by us or a third-party service provider, including our partner banks, there would be less deposit insurance coverage with respect to funds that we place on behalf of our Members at our partner banks; our Members could be harmed in the event of a failure of our bank partners; and we could be subject to enforcement actions, claims from third parties, including our consumers, and suffer economic harm that could have an adverse effect on our business. Further, negative publicity arising from our Members not benefiting from pass-through deposit insurance in the event of a failure of a partner bank could be damaging to our reputation and may adversely impact use of our products and services, including our platform, and adversely affect our ability to attract new Members and business partners.

On October 2, 2024, the FDIC announced and published a proposed rulemaking that, if adopted, would increase requirements for certain custodial deposit accounts at insured banks, including requirements related to recordkeeping, internal controls, policies and procedures, as well as a requirement that the depository bank conduct daily reconciliations against the beneficial ownership records of the custodial deposit accounts. If the proposed rulemaking or a similar rulemaking is adopted, it may increase the operational costs and difficulty in placing our Member’s funds at our partner banks and could result in operating difficulties, liabilities and expenses that harm our business.

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

In some cases, third-party vendors are the sole source, or one of a limited number of sources, of the services they provide to us. For example, we are solely reliant on our agreement with our cloud computing web services provider for the provision of cloud infrastructure services to support our platform. In addition, we primarily rely on a single third-party vendor to provide a number of issuing and processing services across several of our products.

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

While we oversee these service providers to help ensure they provide services in accordance with our agreements and regulatory requirements, we do not have control over the operations of any of our third-party service providers. In the event that a third-party service provider fails to perform for any reason, including negligence, willful misconduct or fraud, fire, natural disaster, power loss, telecommunication failures, software and hardware defects, terrorist attacks and similar events, our ability to process payments and perform other operational functions for which we currently rely on such third-party service providers will suffer and our business, cash flows and future prospects may be negatively impacted. For example, the bankruptcy of Synapse has affected the ability of customers of financial technology companies that used Synapse as a service provider to access funds placed at Synapse’s partner banks, including Evolve, for a number of months. While we were not directly affected by the bankruptcy of Synapse, the occurrence of similar failures by certain of our service providers could similarly cause financial losses to our business and our Members, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in loss of Members; loss or delayed market acceptance and sales of our products or services; legal claims against us; regulatory enforcement action; or diversion of resources, including through increased service expenses or financial concessions and increased insurance costs. In addition, certain federal and state regulators have cited Synapse’s bankruptcy in connection with proposed regulatory initiatives. These initiatives, or similar actions by federal and state regulators, may increase compliance costs associated with our business or impact our relationships with our current partner banks or any future partner bank, limit our ability to offer our Members deposit accounts through “for-benefit-of” arrangements with our partner banks, or restrict the availability or marketing of pass-through deposit insurance for such accounts, which could adversely impact use of our products and services, including our platform, and adversely affect our ability to attract new Members and business partners.

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

Our recent rapid growth, including growth in our volume of ExtraCash transactions and related revenue, may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to manage our growth effectively. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful.

Our operating revenues were $259.1 million in 2023, $347.1 million in 2024, and $554.2 million in 2025. Although we have recently experienced significant growth in our revenue and transaction volume, even if our revenue continues to increase, we expect our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

To address the challenges we face with respect to fraudulent activity of the nature outlined above and other fraudulent activities, we have implemented risk control mechanisms that have made it more difficult for all Members, including legitimate Members, to obtain and use our Dave banking products. We believe it is likely that our risk control mechanisms may continue to adversely affect the growth of our Dave banking products for the foreseeable future and, as a result, negatively impact our operating revenues.

If the information provided to us by potential Members or other third parties is incorrect or fraudulent, we may misjudge a Member’s qualifications to receive our products and services and our results of operations may be harmed and could subject us to regulatory scrutiny or penalties.

Our decisions to provide many of our products and services to Members are based partly on information that they provide to us or authorize us to receive. To the extent that these Members or third parties provide information to us in a manner that we are unable to verify, our decision-making process may not accurately reflect the associated risk. In addition, data provided by third-party sources is a component of our credit decision making and this data may contain inaccuracies. This may result in the inability to either approve otherwise qualified applicants or reject otherwise unqualified applicants through our platform or accurately analyze credit data, which may adversely impact our business and negatively impact our reputation.

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

Fraudulent activity involving Dave banking accounts may lead to fraudulent or baseless Member disputed transactions, for which each of our bank partners as the card issuer, and we, under our agreements with our bank partners, are liable under banking regulations such as the EFTA and its implementing Regulation E, or under the rules set by the payment processing networks through which the card was issued, such as Visa or Mastercard. Our fraud detection and risk control mechanisms may not prevent all fraudulent or illegal activity, and the regulations and payment network rules may become more onerous, causing additional losses for us. To the extent we incur losses from disputed transactions, our business, results of operations and financial condition could be materially and adversely affected. Additionally, our Members can incur charges in excess of the funds available in their accounts, and we may become liable for these overdrafts. While we decline authorization attempts for amounts that exceed the available balance in a Member’s account, the application of payment network rules and the timing of the settlement of transactions, among other things, can result in overdrawn accounts.

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

Laws and regulations governing overdrafts continue to evolve and may change. For example, on December 12, 2024, the CFPB issued regulations that would impose additional obligations and restrict fees on overdraft accounts provided by certain financial institutions. While this rule was disapproved pursuant to the Congressional Review Act on May 9, 2025, and thus did not take effect, if other changes to the laws and regulations governing overdrafts are enacted, our ExtraCash product and other aspects of our business could be adversely affected.

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

In the normal course of business, we collect, process, use and retain sensitive and confidential information regarding our Members and prospective Members, including data provided by and related to Members and their transactions, as well as other data of the counterparties to their payments. We also have arrangements in place with certain third-party service providers with which we share consumer information for servicing purposes. Information security risks in the financial services industry continue to increase generally, in part because of new technologies (including the development of AI), the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. In addition to cyberattacks and other security breaches involving the theft of sensitive and confidential information, hackers, terrorists, sophisticated nation-state and nation-state supported actors and other malicious third parties recently have engaged in attacks that are designed to disrupt key business services, such as consumer-facing applications and websites.

These cybersecurity challenges, including threats to our own IT infrastructure or that of our third-party providers, may take a variety of forms ranging from stolen bank accounts, email compromise, user fraud, account takeover, check fraud and cybersecurity attacks (including ransomware, unauthorized encryption, denial-of-service attacks, social engineering, unauthorized access, spam and other attacks) to “mega breaches” targeted against cloud-based services and other hosted software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals. A cybersecurity incident or breach could result in disclosure of confidential information or intellectual property, or cause service interruptions and compromised data. The techniques used to obtain unauthorized access to or sabotage systems change frequently and often are not detected until after an incident has occurred, so we may be unable to anticipate or prevent techniques used in the future. Our information technology and infrastructure, as well as those of our third-party service providers, have experienced breaches and may be subject or vulnerable in the future to breaches or attacks. For example, a third-party breach at our bank partner, Evolve, resulted in improper disclosure of certain of our Members’ information, including their names, Social Security numbers, partner bank account numbers, date of birth, and contact information. Any future improper disclosure of our own confidential business information or the information of our Members could materially and adversely affect our business.

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

In 2020, unauthorized third parties gained access to certain incomplete or encrypted information about our Members. In addition, in 2024, our bank partner, Evolve, experienced a data breach that resulted in improper disclosure of certain of our Members’ information, including their names, Social Security numbers, partner bank account numbers, date of birth, and contact information. As we have increased our Member base and our brand has become more widely known and recognized, third parties may continue to seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our Members’ data.

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

We expect interchange revenues from fees charged to merchants by card networks for processing a debit or credit payment to represent a significant percentage of our total operating revenues as adoption of our Dave banking products increases. The amount of interchange revenues that we earn is highly dependent on the interchange rates that the payment networks set and adjust from time to time.

The enactment of the Dodd-Frank Act required the Federal Reserve Board to implement regulations that have substantially limited interchange fees for many debit card issuers. While the interchange rates that may be earned by our partner banks and shared with us are currently exempt from the limitations imposed by the Dodd-Frank Act, there can be no assurance that future regulation or changes by the payment networks will not impact our interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, we would likely need to change our fee structure to offset the loss of interchange revenues. To the extent we change the pricing of our Dave banking products, we might find it more difficult to acquire new Members, to maintain or grow Dave banking debit card usage and to retain existing Members. As a result, our total operating revenues, operating results, prospects for future growth and overall business could be materially and adversely affected.

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

As a result of these continuing costs and expenses, we need to generate significant revenues to attain and maintain profitability and positive cash flow. To date, our operations have been supported primarily through cash receipts from services and transaction based revenues, equity financings, borrowings under the Debt Facility, issuances of convertible notes and funds received as a result of the business combination. If we do not continue to increase our revenues, our business, results of operations and financial condition could be materially and adversely affected.

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

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, contractors and third-party service providers. Our business depends on our employees, contractors and third-party service providers to facilitate the operation of our business and process a large number of increasingly complex transactions, and if any of our employees, contractors or third-party service providers provide unsatisfactory service or take, convert or misuse funds, documents or data (including Member and/or internal documents or data), make an error, or fail to follow protocol (including when interacting with Members), we could lose Members, harm our reputation, be liable for damages, be subject to repurchase obligations and be subject to complaints, litigation, regulatory actions and penalties.

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

Any of these occurrences could result in our diminished ability to operate our business, potential liability to Members, inability to attract future Members, reputational damage, regulatory intervention, litigation, enforcement action and financial harm, which could negatively impact our business, financial condition and results of operations.

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

Furthermore, many of our senior management team have limited experience in managing a publicly-traded company. Their limited experience with the increasingly complex laws pertaining to public companies could be a significant disadvantage and an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the company’s operations. We may not have adequate personnel with the appropriate level of knowledge, experience and training in accounting policies, compliance practices or internal controls required of public companies. The development and implementation of the standards and controls and the hiring of experienced personnel necessary to achieve the level of accounting standards required of a public company may require expenditures greater than expected, and a delay could impact our ability to accurately and timely report our operating results, timely file required reports with the SEC and comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). On December 31, 2025, we ceased to be an emerging growth company. As a result, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have expanded our employee base to support our operations as a public company and it is possible that additional employees may need to be hired, which will increase our operating costs in future periods.

If Dave identifies material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Dave’s business and share price.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the preparation and audits of our consolidated financial statements for the years ended December 31, 2023 and 2022, material weaknesses were identified in our internal control over financial reporting. These material weaknesses were remediated as of December 31, 2024. We cannot provide assurance that the measures we have taken to date and may take in the future will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses or identify additional material weakness in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required by the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of the Company’s Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

Natural disasters, pandemics, other catastrophic events or man-made disasters may cause damage or disruption to our operations, international commerce and the global economy, and thus could harm our business. We have a large employee presence in Los Angeles, California, and our data centers are located in the Midwest. The west coast of the United States contains active earthquake zones and the greater Los Angeles area has experienced major fires, including the significant damage and lasting effects of the January 2025 wildfires, and may experience major fires in the future. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, political instability, civil unrest, war, or terrorist attack, we may be unable to continue our operations and may experience system interruptions, reputational harm, delays in our application development, lengthy interruptions in the availability of our products and services, breaches of data security, and loss of critical data, all of which could harm our business, operating results, and financial condition.

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

The current U.S. administration has implemented, and is continuing to implement, significant changes to the size and scope of the federal government. These changes may include reductions to government funding of various programs and agencies, alteration of the payment systems it uses, changes in policy direction, reduction and possible elimination of various federal agencies and bureaus and reduction of the overall federal government workforce. These changes, which may have a positive impact by reducing the overall federal deficit and reducing regulatory burden, may also have potential negative impacts, including impacts on the economy as a whole or different regions or segments of the economy. Accordingly, it is possible that such comprehensive changes may be materially adverse to our Members, business, financial condition and results of operation.

Additionally, changes in policies related to financial services and products, such as the recently announced proposed cap on credit card interest rates, could have a material adverse impact on our business, financial condition and results of operation.

We operate in a cyclical industry. In an economic downturn, default rates may increase, there may be decreased demand for our products, and there may be adverse impacts to our business.

Recent macroeconomic factors, such as elevated interest rates, global events and market volatility, may cause the economy to enter into a period of slower economic growth or a recession, the length and severity of which cannot be predicted. Such uncertainty and negative trends in general economic conditions can have a significant negative impact on our ability to generate adequate revenue and to absorb expected and unexpected losses. Many factors, including factors that are beyond our control, may result in higher default rates by our Members, a decline in the demand for our products, and potentially impact our ability to make accurate credit assessments. Any of these factors could have a detrimental impact on our financial performance and liquidity.

The longevity and severity of any downturn or recession will also place pressure on our business and strategy. The timing and extent of a downturn may require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us.

There can be no assurance that economic conditions will be favorable for our business, that customer interest will remain at current levels, or that default rates by Members will not increase. These impacts could limit our access to capital and negatively impact our profitability.

Risks Related to Regulatory and Legal Matters

Our business is subject to extensive regulation and oversight in a variety of areas under federal, state and local laws, and is subject to regulatory investigations, consumer litigation and mass arbitrations.

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

We are subject to the regulatory and enforcement authority of the CFPB, which oversees compliance with federal consumer financial protection laws. In addition, our partnerships with Evolve and Coastal are subject to the supervisory authority of the Federal Reserve, which is the primary federal bank regulator of Evolve and Coastal, and their respective state banking regulators. Any future bank partnership will also be subject to the supervisory authority of the partner bank’s primary federal and any applicable state bank regulator. The CFPB has broad enforcement powers, and upon determining a violation of applicable law has occurred can order, among other things, rescission or reformation of contracts, the refund of moneys, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, remediation of practices, external compliance monitoring and civil money penalties. The cost of responding to investigations can be substantial and an adverse resolution to an investigation, including a consent order or other settlement, may have a material adverse effect on our business, financial position, results of operations and future prospects.

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

In addition, on December 30, 2025, the Mayor and City Council of Baltimore (“City of Baltimore”) filed a complaint against the Company in the Circuit Court for Baltimore City, Maryland, alleging violations of the Baltimore City Consumer Protection Ordinance through unfair and deceptive trade practices related to the Company’s ExtraCash product. The City of Baltimore is seeking injunctive relief, civil penalties, monetary relief and other relief.

In addition, we are also subject to consumer litigation, including putative consumer class actions, and mass arbitrations, in which large groups of consumers bring arbitration claims against the Company simultaneously, which allege that we violate federal and/or state laws regulating the financial services industry. For example, there has been an increase in consumer litigation and mass arbitration demands, including several consumer litigation and mass arbitration demands that have been filed or threatened against the Company, including a putative class action filed in April 2025 against the Company in the Superior Court of California for Los Angeles County, California, alleging that the Company’s practices violate the MLA and TILA.

The results of any such claims, litigation, mass arbitrations, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. For additional information regarding our material legal proceedings, refer to Part I, Item 3 “Legal Proceedings” and Note 12, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere in this report.

The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2025, the Company has recorded an aggregate accrual for legal contingencies that are probable and reasonably estimable of $7.8 million. Significant changes in the accrual may be required in future periods as these or other cases progress and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of the matters described above due to, among other things, the fact that they raise difficult factual and legal issues and are subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in these or other matters, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of these or other matters could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

Our “terms of use” for the Dave App as well as the Evolve and Coastal agreements related to the ExtraCash and deposit accounts include arbitration clauses, and any future bank partner agreements related to the ExtraCash and deposit accounts are also expected to include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits. Even if our arbitration clause remains enforceable, we would remain subject to mass arbitrations.

We have been and may in the future also be subject to investigations and potential enforcement actions that may be brought by state regulatory authorities, state attorneys general or other state or local enforcement authorities and other governmental agencies. Any such actions could subject us to civil money penalties and fines, Member remediation, and increased compliance costs, damage our reputation and brand and limit or prohibit our ability to offer certain products and services or engage in certain business practices. Further, in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body.

Regulatory agencies and consumer advocacy groups are highly focused on potential discrimination resulting from the use of machine learning and “black-box” algorithms.

We face the risk that one or more of the variables included in our proprietary machine learning engine or other models may be deemed a proxy for a protected characteristic such as race, ethnicity, or sex in violation of the ECOA. In addition, our models could inadvertently result in a “disparate impact” on protected groups. If our models were deemed to raise discrimination risk, they may need to be revised or eliminated, which could decrease the effectiveness of our models. Although we may review our models for potential fair lending risk, we may be unable to identify and modify or eliminate all practices or variables causing the risk.

The financial services industry continues to be highly regulated and subject to new laws or regulations in many jurisdictions, including the U.S. states and localities in which we operate, which could restrict the products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current or future operations.

We are required to comply with frequently changing federal, state, and local laws and regulations that regulate, among other things, the terms of the financial products and services we offer. New laws or regulations may require us to incur significant expenses to enable compliance. Federal and state regulators of consumer financial products and services are also enforcing existing laws, regulations, and rules more aggressively, and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. For example, State attorneys general have indicated that they will take a more active role in enforcing consumer protection laws, including through the establishment of state consumer protection agencies as well as the use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. Additionally, cities and localities have been enacting and enforcing broadly drafted consumer protection ordinances, similar to the one enacted by the City of Baltimore.

In addition, regulators are interpreting existing laws, regulations and rules in new and different ways as they attempt to apply them to novel products and business models such as ours. The regulatory landscape in which we operate continues to evolve, and the CFPB has issued several interpretive statements and guidance that could impact our business practices. For example, in July 2024, the CFPB proposed an interpretive rule on paycheck advance and earned wage access, a model which Dave was originally founded on but transitioned away from beginning in 2022. Although in December 2025 the CFPB issued a new advisory opinion and withdrew the 2024 proposed interpretive rule, if the CFPB or another regulator determines that our current business model and practices fall within the scope of a similar interpretive rule, we could be subject to additional regulatory requirements and scrutiny. Changes in the laws, regulations and enforcement priorities applicable to our business, or changes in the way existing laws and regulations are interpreted and applied to us, could have a material impact on our business model, operations and financial position. In some cases, these measures could even directly prohibit some or all of our current business activities in certain jurisdictions or render them unprofitable and/or impractical to continue.

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

We and/or our bank partner are or may be subject to federal, state, and local laws and regulations governing consumer financial services. Such laws and regulations include the Truth in Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Restore Online Shoppers’ Confidence Act, the FTC’s Rule Concerning Recurring Subscriptions and Other Negative Option Programs, the Consumer Financial Protection Act, the Truth in Savings Act, Electronic Fund Transfer Act, Telephone Consumer Protection Act, Controlling the Assault of Non-Solicited Pornography And Marketing Act, Gramm-Leach-Bliley Act, the CFPB’s Payday, Vehicle Title, and Certain High-Cost Installment Loans Rule, Military Lending Act, Servicemembers Civil Relief Act, prohibitions against unfair, deceptive, and abusive acts and practices, regulations implementing the statutes described above and similar state and local laws and regulations, and other laws and regulations relating to consumer credit, fair lending and banking, overdraft services, funds availability, privacy and data protection, open banking and making available consumer financial data (including Section 1033 of the Consumer Financial Protection Act), AI, sales and cancellation practices, terms and conditions in agreements for consumer financial products or services including unilateral changes by the provider, licensure and registration, and other topics. Litigation, regulatory actions, and compliance issues relating to these and other laws could subject us to fines, penalties, restrictions on our business practices, judgments, remediation costs, requirements resulting in increased expenses, and reputational harm.

If ExtraCash overdrafts or other transactions originated through a bank partner are found to violate applicable state usury laws or other lending laws, it could materially adversely affect our business.

The terms and conditions of products originated through a bank partner, including ExtraCash, are based on the overdraft origination authority of the bank partner, which is exempt under federal preemption law from certain state consumer finance laws, and the non-applicability of certain state consumer finance laws including state licensing and usury restrictions.

Certain recent litigation, regulatory enforcement, and legislation has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. For example, several states, including Connecticut, Hawaii, Georgia, Illinois, Maine, Minnesota, Nevada, New Hampshire, New Mexico, and Washington, have adopted statutory “true lender” tests that evaluate whether a bank partner or nonbank entity is the “true lender” based on considerations including which party holds the “predominant economic interest” in a loan or if a “totality of the circumstances” points to a party as the true lender.

State enforcement authorities have also brought a number of actions disputing the characterization of a bank partner as the “true lender” when partnering with a nonbank. For example, in June 2020, the Washington, DC Attorney General filed a lawsuit against an online lender, Elevate, for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap based on the allegation that Elevate, which was not licensed in Washington, DC, and not its partner bank, originated the loans. This case ultimately settled, with Elevate agreeing to charge rates only up to 24% and to refund consumers who were charged rates over what is allowed under Washington, DC law. In August 2020, the Administrator of the Colorado Uniform Consumer Credit Code reached a settlement with respect to complaints against two online lending platforms, including with respect to the role of lending partners originating loans and non-bank purchasers of such loans. In addition, Colorado has passed legislation to opt out of the federal law that allows state-chartered banks to lend at rates that are permissible in their home state. While this legislation became effective on July 1, 2024, it has been enjoined with respect to loans to Colorado residents that are not “made in” Colorado—that is, where the lender is located and performs loan-making functions outside of Colorado. Finally, in June 2024, the Massachusetts Attorney General entered into a settlement with a fintech company it believed to be the true lender of loans originated using a bank partnership model.

If a court or a state or federal enforcement agency were to determine that Dave—rather than its bank partner—is the equivalent of the “true lender” for ExtraCash overdrafts, and that for this reason (or any other reason) our business is thus subject to and in violation of certain consumer finance laws and regulations, it could materially adversely affect our business and subject us to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and render void or enforceable in whole or in part transactions originated through a bank partner.

Our use of vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use vendors and subcontractors as part of our business. We also depend on our substantial ongoing business relationships with our originating bank partner and other third parties. These types of third-party relationships, including with our bank partners, are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation), the CFPB, state and international regulators (see above risk factor: "We rely on two bank partners, but intend to eventually rely on one bank partner. If our present or any future key banking relationships are terminated and we are not able to secure or successfully migrate client portfolios to a new bank partner or partners, or a bank partner becomes subject to regulatory restrictions or other operational disruptions, our business would be adversely affected)."

In addition, state and federal agencies have broad discretion in their interpretation of laws and requirements related to bank partnership programs and may elect to alter standards or the interpretation of the standards applicable to these programs. For example, in 2024, the FDIC issued proposed rules that, if finalized as proposed, would (i) expand the scope of deposits that constitute “brokered deposits,” potentially limiting the ability of our bank partner to accept Members’ deposits without those deposits being considered brokered and therefore disincentivizing partnership with us; and (ii) establish new recordkeeping requirements for “custodial deposit accounts with transactional features,” potentially including deposit accounts offered to our Members by our bank partners, which could greatly increase our compliance and operational costs associated with the partnership. Although this proposed rule was withdrawn in 2025, similar rules could be proposed in the future. These initiatives and the uncertainty of the federal and state regulatory environments around bank partnership programs may increase compliance and operational costs associated with our business or impact our relationships with our current partner banks or any future partner bank and mean that our efforts to launch products and services through bank partners may not ultimately be successful, or may be restricted or challenged by legislation or regulatory action.

If the legal structure underlying our relationship with our partner banks were to be successfully challenged or otherwise restricted, we would need to find an alternative bank relationship. Furthermore, our current or any future bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which, even if unrelated to our business, could impose restrictions on the bank partner’s ability to continue to extend credit on current terms or offer services that are required for certain of our products. Banking regulators in the United States have recently increased their scrutiny of bank partnerships with third-party financial service providers through the release of statements, requests for information and proposed regulations. These releases have coincided with a significant increase in the number of enforcement actions relating to banks’ third-party arrangements. For example, in June 2024, the Federal Reserve Board issued a cease and desist order against Evolve for alleged deficiencies in its anti-money laundering, risk management and consumer compliance programs. Federal or state regulators may also subject us to increased compliance, legal and operational costs, and could subject our business model to scrutiny and otherwise increase our regulatory requirements, which may require us to expend substantial resources, discontinue certain products, or adversely affect our ability to expand our business.

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

In addition, certain states have adopted laws regulating and requiring licensing by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. These laws also may contain restrictions on the charging of certain fees or have usury limits for loans originated under those laws. The application of some consumer finance licensing and related usury or fee restriction laws to Dave is uncertain, evolving and unsettled. If we were found to be in violation of one or more of the licensure, usury or State Earned Wage Access Laws, we could be subject to fines, damages, injunctive relief, and other penalties or consequences. For example, in November 2024, the Washington, D.C. attorney general filed a complaint against the earned wage access provider EarnIn, alleging that its product is a loan, that fees for instant access to funds are misrepresented to consumers and not properly disclosed, and that the interest rate associated with the fees for instant access to funds exceeds the Washington, D.C. usury cap. Also, in April, 2025, the Office of the Attorney General of the State of New York filed a civil action in the Supreme Court of the State of New York, County of New York, against MoneyLion Inc. The complaint alleges, among other things, that MoneyLion’s earned wage access product violates New York’s civil and criminal usury laws.

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

We have received an inquiry from the Connecticut banking regulator relating to licensing and the State Regulatory Changes, our relationship with our bank partner, and other issues relating to earned wage access and related products we offer in Connecticut. We have also received an inquiry from the Maryland banking regulator regarding licensure and the State Regulatory Changes, and a subpoena from the Maryland Attorney General requesting information regarding any earned wage access and related products that we offer in the state of Maryland, including information relating to marketing practices, fees, our bank partnership, and other issues. These inquiries and subpoenas are on-going, and although we believe that our practices and products offered at all times in Maryland and Connecticut have been in compliance with applicable law, the defense or resolution of these matters could involve significant monetary costs or penalties and have a significant impact on our financial results and operations.

Additionally, in December 2021, we entered into a Memorandum of Understanding (“MOU”) with the California Department of Financial Protection and Innovation (“CA DFPI”). The MOU required us to provide the CA DFPI with certain information as requested by the CA DFPI and adhere to certain practices in connection with our prior ExtraCash product (including certain disclosures related to not being licensed by the CA DFPI). The CA DFPI finalized a new California Consumer Finance Protection Law regulation, effective February 15, 2025, which requires providers of income-based advances (and other providers) to register with the DFPI (the “DFPI Regulation.”) The DFPI Regulation has an exemption for bank-issued products such as ExtraCash. The MOU terminated on the DFPI Regulation’s effective date. The Company's prior advance product was no longer offered after June 2023 and there are no outstanding prior advances of this product with balances owed. Accordingly, the Company believes that the termination of the MOU, as well as the DFPI Regulation, have no material impact on the Company. However, we have had recent communications with the DFPI which indicate that the DFPI may believe that the Company remains subject to the CCFPL. If we were found to be in violation of the CCFPL, we could be subject to fines, damages, injunctive relief, and other penalties or consequences.

If we were found to be in violation of applicable state licensing, fee restrictions, usury or other requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the ExtraCash receivables facilitated through our platform could be rendered void in whole or in part, any of which could have an adverse effect on our business, results of operations, and financial condition.

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

We rely on obtaining our Member’s banking data, with their consent, through a third party, in order to provide ExtraCash, deposit and budgeting products. If such data becomes more difficult or expensive to obtain due to changing laws and regulations, our operating results may be impacted. For example, in October 2024, the CFPB finalized a rule intended to accelerate a shift towards open banking by establishing a comprehensive regulatory framework providing consumers and their authorized third parties with rights to receive access to consumers’ personal financial data held by a financial institution. These rules also propose limitations on authorized third parties’ (such as Dave’s) collection, use and retention of such data including restrictions on using the data for cross-marketing purposes. The rule was subsequently stayed by a court at the request of the CFPB while the CFPB initiated a new rulemaking process. There is no certainty as to what the CFPB will issue in the revised rule, and if the original or any proposed rule becomes effective, we and our third-party service providers may be required to annually certify compliance with these requirements and limitations on use as a condition to obtaining Members’ banking data through a third party, which could cause us to lose certain Members and could require us to cease using Members' banking data for cross-marketing purposes. Any open banking rule could also make it more expensive to access third party bank account data or may restrict the types and uses for such data, or create burdensome rules for accessing, storing and using such data. If we or any of our third-party service providers are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, we could be directly or indirectly harmed, including by losing access to our Members’ banking data, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, discontinue certain products, or cease providing services to certain Members, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.

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

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our Members, claims brought in connection with commercial disputes, employment claims made by our current or former employees, claims for reimbursement following misappropriation of Member data, or any other legal claims or disputes brought in connection with our business. Our business is also subject to increased risks of litigation and regulatory actions as a result of the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on the financial services industry in general and consumer financial services in particular.

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

Shares of Dave Class V Common Stock have 10 votes per share, while shares of Dave Class A Common Stock have one vote per share. Jason Wilk, Dave’s co-founder and its Chief Executive Officer and President, holds all of the issued and outstanding shares of Dave Class V Common Stock. Accordingly, as of February 17, 2026, Mr. Wilk holds approximately 52.7% of the voting power of our capital stock on an outstanding basis and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of Dave’s assets or other major corporate transactions. Mr. Wilk may have interests that differ from other shareholders’ and may vote in a way with which you disagree and which may be adverse to other shareholder interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Dave, could deprive its stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Dave and might ultimately affect the market price of shares of Dave Class A Common Stock.

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

Sales of a substantial number of the Dave Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Dave Class A Common Stock. As of February 17, 2026, our current officers and directors hold approximately 13.6% of the outstanding shares of Common Stock, including the 1,314,082 shares of

Dave Class V Common Stock convertible into shares of Dave Class A Common Stock, which represents approximately 53.8% of the voting power of the outstanding shares of Common Stock.

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

To date, other than an unauthorized third-party’s access to certain incomplete or encrypted information about our Members in 2020, the Company has not experienced a cybersecurity threat or incident that has materially affected or that we believe is reasonably likely to materially affect the Company including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cyberattacks and other security breaches or disruptions suffered by us or third parties upon which we rely could have a materially adverse effect on our business, harm our reputation and expose us to public scrutiny and liability.” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

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

Item 2. Properties.

We operate out of our headquarters in Los Angeles, California. We maintain a sublease agreement for approximately 3,500 square feet of office space in Los Angeles. This sublease expires in October 2028.

One sublease expired in December 2025; we renewed this sublease in the first quarter of 2026 for approximately 5,300 square feet.

We believe our current facilities are adequate for our present needs and that suitable additional or substitute space will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

See Note 12, "Commitments and Contingencies," to our consolidated financial statements included in this report for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities. Market Information

Our shares of Dave Class A Common Stock and Public Warrants have traded on Nasdaq under the symbols “DAVE” and “DAVEW,” respectively, since January 6, 2022.

Holders of Record

As of December 31, 2025, there were 30 holders of record of Dave Class A common stock, one holder of record of our Class V common stock and 10 holders of record of the public warrants. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Class A Shares that May Yet Be Purchased Under the Plans or Program (in millions)*
March 1 – March 31, 2025	81,370	$84.69	81,370	$43.1
August 1 – August 31, 2025	132,155	$189.15	132,155	$18.1
November 1 – November 30, 2025	60,965	$194.20	60,965	$113.2
Total	274,490		274,490

* On March 7, 2025, the Board of Directors authorized a share repurchase program of up to $50.0 million (the "March Repurchase Plan"). Through August 2025, we repurchased 213,525 shares of our Class A common stock for approximately $31.9 million under the March Repurchase Plan. On August 12, 2025, the Board authorized a new share repurchase program of up to $125.0 million, which replaced the March Repurchase Plan (the "August Repurchase Plan"). During the fourth quarter of 2025, we repurchased an additional 60,965 shares of our Class A common stock for approximately $11.8 million. As of December 31, 2025, approximately $113.2 million remained available under the repurchase authorization. See Note 21, “Treasury Shares,” to the consolidated financial statements included elsewhere in this report.

Dave Shareholder Return Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total returns of the Russell 2000 Index and the S&P Software & Services Select Industry Index. The graph covers the period from January 6, 2022, the date our common stock commenced trading on The Nasdaq Global Market following the completion of our business combination, through December 31, 2025. The graph assumes an initial investment of $100 at the market close on January 6, 2022 in Dave Inc. common stock, the Russell 2000 Index, and the S&P Software & Services Select Industry Index, with reinvestment of all dividends. No cash dividends have been declared or paid on our common stock. The stock price performance shown in this graph is not necessarily indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return
Among Dave Inc., the Russell 2000 Index and Peer Group Index
$140
$120
$100
$80
$60
$40
$20
$0
1/6/2022
12/30/2022
12/29/2023
12/31/2024
12/31/2025
Dave Inc.
Russell 2000 Index
S&P Software & Services Select Industry Index

Index/Company	1/6/2022	12/30/2022	12/29/2023	12/31/2024	12/31/2025
Dave Inc.	$100.00	$3.40	$3.07	$31.84	$81.11
Russell 2000 Index	$100.00	$80.96	$94.67	$105.59	$119.11
S&P Software & Services Select Industry Index	$100.00	$69.46	$96.26	$120.79	$119.60

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

Overview

Company Overview

Dave was founded in 2017 to provide a faster, more transparent, and lower-cost alternative to traditional financial institutions for Americans living paycheck to paycheck. Through our mobile-first platform, we deliver innovative financial products designed to help underserved consumers manage their money more effectively. Our mission is to level the financial playing field by providing intuitive, transparent, and accessible solutions that empower our Members to navigate life's financial challenges with confidence.

Since inception, over 19 million Members have signed up for the Dave app, with over 14 million having used at least one of our products. We have provided Members with over $22 billion in ExtraCash, offering critical liquidity when they need it most, and have donated over $25 million to charity and important causes.

Customers value our products, as demonstrated by more than 750,000 App Store reviews with an average 4.8-star rating. Dave has earned multiple Best Place to Work recognitions from Built In over the past several years, reflecting our ongoing investment in becoming an exceptional workplace.

Market Opportunity

According to the Financial Health Network in 2025, approximately 185 million Americans, representing 69% of the U.S. population, are classified as financially "coping" or "vulnerable," up from 66% in 2021. A December 2025 PYMNTS report found that 67% of U.S. consumers were living paycheck to paycheck, up from 57% in 2021. This population pays approximately $43 billion annually in basic checking fees and over $225 billion in annual fees and interest for short-term credit, according to FHN research. We estimate our total addressable market to be approximately 185 million Americans who do not have access to affordable and effective banking solutions.

We believe these high costs reflect the cost structure of incumbents. Legacy institutions with brick-and-mortar networks, antiquated technology, and inefficient customer acquisition strategies have significant costs to serve, which they pass on to customers. By leveraging technology and AI, we have dramatically reduced our cost to serve, enabling us to provide banking and credit products at lower costs with a stronger value proposition.

Comparability of Financial Information

Our future results of operations and financial position may not be comparable to historical results as a result of the consummation of the Business Combination.

Key Factors Affecting Operating Results

Our future operating results and cash flows depend on Member growth and activity, product expansion, competition, industry trends, and general economic conditions.

Member Acquisition and Engagement

Revenue growth depends on efficiently acquiring new Members and driving product cross-sell. In fiscal year 2025, customer acquisition cost remained stable at approximately $19 while payback periods have improved to under four months, our fastest on record, reflecting our focus on directing acquisition spend toward the highest return opportunities.

ARPU expansion is primarily driven by ExtraCash volume and the adoption of Dave Checking by Members. Dave Debit Card actives generate approximately 1.7x higher monthly ARPU than non-card users and 11 times the average monthly transaction volume, indicating materially higher engagement and lifetime value. Dave Debit Card spend reached $534 million in the fourth quarter of 2025, a 17% increase year-over-year. Our mid-2025 subscription fee increase from $1 to $3 improved customer lifetime value without materially affecting conversion or retention. Subscription revenue grew 92% year-over-year in the fourth quarter of 2025.

Credit Performance

ExtraCash profitability depends on approving creditworthy Members while maintaining disciplined delinquency and write-off rates. In fiscal year 2025, approval rates reached all-time highs, improving conversion efficiency. In February 2025, we completed the transition to a simplified fee structure with a mandatory 5% overdraft service fee (including a $5 minimum), enhancing unit economics and monetization.

In September 2025, we deployed CashAI v5.5, which nearly doubles the feature set of prior versions. Early results demonstrate improved risk ranking, higher average approval amounts, and lower delinquency rates. CashAI has leveraged insights from over 180 million ExtraCash originations, a proprietary cash flow dataset that we believe provides a structural advantage in real-time credit decisioning. The short average term of ExtraCash (approximately 11 days) creates rapid feedback loops, enabling iterative model refinement.

Economic conditions, particularly unemployment and consumer spending, materially influence Members' settlement capacity. Our real-time underwriting continuously evaluates transaction-level data to detect changes in income, spending, and employment. However, severe economic deterioration could materially increase delinquencies and write-offs despite model refinements.

Funding and Interest Rate Sensitivity

ExtraCash receivables funding costs are a material operating expense. Our variable-rate Debt Facility exposes us to interest rate risk, and elevated rates have increased borrowing costs, reducing ExtraCash unit economics.

In March 2025, we entered into the Program Agreement with Coastal under which Coastal issues and maintains deposit accounts and sponsors access to debit and ACH networks. As of the fourth quarter of 2025, all new Members are being onboarded to Coastal, and we expect the transition of existing Members to be substantially finalized by the end of 2026. This partnership is expected to reduce our funding obligations and free up capital as we transition ExtraCash receivables to an off-balance-sheet structure. Coastal retains interest in an amount equal to a variable rate based on the Fed Funds Rate plus a margin while such receivables are on Coastal's balance sheet. Elevated rates have increased borrowing costs, reducing ExtraCash unit economics.

Higher interest rates create dual impacts: increased funding costs reduce gross margins, while elevated rates may increase Member demand for supplemental liquidity but simultaneously reduce settlement capacity. We actively manage funding costs through bank partner relationships and debt facility negotiations.

Competition

We compete with traditional banks and credit unions, neobanks such as Chime and Varo Bank, short-term credit and earned wage access providers such as Earnin, MoneyLion, and Brigit, and broader fintech platforms such as Affirm, Cash App, and Venmo. Many competitors possess greater financial resources, longer operating histories, and larger customer bases.

We believe we compete effectively based on: our superior value proposition of providing up to $500 in short-term credit (in the form of discretionary overdraft through a bank partner) with no interest, late fees, or credit check; proprietary underwriting technology through CashAI; strong customer satisfaction reflected in our App Store rating; an integrated product ecosystem driving higher engagement and lifetime value; and structural cost advantages through efficient, technology-driven operations.

Competitive pressures could increase marketing spend or reduce competitive positioning. Our long-term success depends on continued product differentiation and technological leadership. See "Item 1. Business" and "Item 1A. Risk Factors" for additional information.

Macroeconomic Conditions

Our business is sensitive to macroeconomic conditions. Interest rate changes directly impact funding costs and Members' settlement capacity. Unemployment affects Members' ability to repay ExtraCash. Consumer spending patterns and inflation influence cash flow and credit demand.

Our real-time underwriting adapts to changing conditions through continuous transaction-level analysis. However, severe macroeconomic deterioration, including recession, significant unemployment increases, or persistent inflation, could materially impact our business, financial condition, and results of operations.

Our business is subject to moderate seasonal trends, with ExtraCash demand and Dave Checking transaction volumes generally correlating to consumer spending cycles, including increased activity during the holiday season and around tax refund periods. These seasonal patterns may result in fluctuations in our quarterly and annual results of operations.

Regulatory Environment

We operate in a complex and evolving regulatory environment. Regulatory developments and increased supervisory scrutiny of bank-fintech partnerships could result in changes to our product structures, increased compliance costs, or new operational requirements. We continue to monitor these developments. See "Item 1. Business—Regulatory Environment" and "Item 1A. Risk Factors" for additional discussion.

Recent Developments

On February 25, 2026, the Company’s Board of Directors authorized a new share repurchase program to buy back up to $300 million of its outstanding Class A common stock. The new program replaces the existing share repurchase program, which provided for up to $125 million repurchasing authority. As of February 25, 2026, approximately $113.2 million remained available under the existing program.

Key Components of Statements of Operations

Basis of Presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying consolidated financial statements of Dave included in this report.

During the second quarter of 2025, we revised the presentation of certain items within our consolidated statement of operations. These changes have been applied retrospectively to all periods presented and did not impact previously reported net income or earnings per share.

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

Operating Revenues

Service based revenue, net

Service based revenue, net primarily consists of processing fees, optional tips, overdraft service fees and subscriptions charged to Members, net of processor-related costs associated with ExtraCash disbursements. Service based revenue, net also consists of lead generation fees from our Side Hustle advertising partners and revenue share from our surveys partner. We discontinued optional tips and optional processing fees from our business model in February 2025.

Transaction based revenue, net

Transaction based revenue, net primarily consists of interchange and ATM revenues from our Checking Products, net of interchange fees, ATM-related fees and interest earned by Members. Also included in transaction based revenue are fees earned from funding and withdrawal-related transactions, maintenance fees on inactive accounts, volume support from a certain co-branded agreement and deposit referral fees that are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained.

Operating Expenses

We classify our operating expenses into the following six categories:

Provision for credit losses

The provision for credit losses primarily consists of an allowance for expected credit losses at a level estimated to be adequate to absorb credit losses inherent in the outstanding ExtraCash receivables, inclusive of outstanding processing and overdraft service fees and tips, along with outstanding amounts aged over 120 days or which become uncollectible based on information available to us during the period. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as collections trends and cash collections received subsequent to the balance sheet date. Changes to the allowance have a direct impact on the provision for credit losses in the consolidated statement of operations. We consider ExtraCash receivables aged more than 120 days or which become uncollectible based on information available to us as impaired. All impaired ExtraCash receivables are deemed uncollectible and subsequently written off and are a direct reduction to the allowance for credit losses. Subsequent recoveries, if any, of ExtraCash receivables written-off are recorded as a reduction to the provision for credit losses in the consolidated statements of operations when collected.

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

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes reflects federal and state income taxes and changes in our valuation allowance against deferred tax assets. The benefit for the year ended December 31, 2025 includes the full release of our valuation allowance due to improved expectations of future taxable income.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Operating revenues

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2025	2024	2025/2024	2025/2024
Service based revenue, net
Processing and overdraft service fees, net	$466,841	$218,802	$248,039	113%
Tips	7,496	67,563	(60,067)	-89%
Subscriptions	37,224	24,599	12,625	51%
Other	349	462	(113)	-24%
Transaction based revenue, net	42,272	35,650	6,622	19%
Total	$554,182	$347,076	$207,106	60%

Service based revenue, net—

Processing fees, net

Processing fees, net of processor costs associated with ExtraCash originations, for the year ended December 31, 2025 were $466.8 million, an increase of $248.0 million, or 113%, from $218.8 million for the year ended December 31, 2024. The increase was primarily driven by an approximately 17% increase in average monthly transacting Members, an increase in total ExtraCash origination volume from approximately $5.1 billion to approximately $7.6 billion, a rise in the average ExtraCash amounts that increased from $170 to $205 period over period and increases to our fee structure that took place during February 2025. In addition, both the average processing and overdraft service fees increased modestly during the current period. We expect processing and overdraft service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Tips

Tips for the year ended December 31, 2025 were $7.5 million, a decrease of $60.1 million, or 89%, from $67.6 million for the year ended December 31, 2024. The decline was primarily due to the elimination of the Member tipping option in February 2025.

Subscriptions

Subscriptions for the year ended December 31, 2025 were $37.2 million, an increase of $12.6 million, or 51%, from $24.6 million for the year ended December 31, 2024. The increase was primarily attributable to the growth in the number of paying Members on our platform, in addition to subscription fee increases for new Members that took place during June 2025.

Transaction based revenue, net

Transaction based revenue, net for the year ended December 31, 2025 was $42.3 million, an increase of $6.6 million, or 19%, from $35.7 million, for the year ended December 31, 2024. The increase was primarily driven by higher interchange revenue, resulting from the growth in Members engaging with our Checking Products, as well as increased card spend and transaction volume, which rose approximately 23% period over period. Additionally, transaction based revenue, net increased primarily due to fees earned from higher Members' funding and withdrawal-related transactions, maintenance fees on inactive accounts, and volume incentives from our card network partners. These increases were partially offset by a slight decrease in ATM revenue due to temporarily reduced fee rates, as well as a slight increase in interest due to Members.

Operating expenses

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2025	2024	2025/2024	2025/2024
Provision for credit losses	$91,040	$54,626	$36,414	67%
Processing and servicing costs	33,476	29,361	4,115	14%
Financial network and transaction costs	28,210	24,726	3,484	14%
Advertising and activation costs	65,989	53,446	12,543	23%
Compensation and benefits	103,354	105,760	(2,406)	-2%
Technology and infrastructure	12,094	11,011	1,083	10%
Other operating expenses	33,396	33,535	(139)	0%
Total	$367,559	$312,465	$55,094	18%

Provision for credit losses—The provision for credit losses totaled $91.0 million for the year ended December 31, 2025, compared to $54.6 million for the year ended December 31, 2024, resulting in an increase of $36.4 million, or 67%. This increase reflects year-over-year growth in ExtraCash volume, continued expansion of our Member base, and credit performance trends consistent with the portfolio's expected maturation and our strategic emphasis on optimizing unit-level profitability.

The year-over-year increase in provision for credit losses comprises two principal drivers aligned with management's expectations and historical seasonality. The provision for credit losses for ExtraCash receivables aged over 120 days and those deemed uncollectible increased by $23.9 million, driven by higher receivable volumes and loss timing consistent with a growing Member base and maturing loan portfolio. Provision expense for ExtraCash receivables aged 120 days and under increased by $12.5 million, reflecting increased outstanding balances and anticipated loss patterns characteristic of the period. In aggregate, these factors reflect the impact of portfolio expansion, average ExtraCash balance increasing from $170 to $205, and the rise in total ExtraCash origination volume from $5.1 billion to $7.6 billion for the years ended December 31, 2024 and 2025, respectively.

Management regularly updates ExtraCash eligibility requirements, new Member conversion processes, and risk detection capabilities to align with expected loss emergence patterns and to respond to economic conditions and seasonal shifts in Member activity. Under the current expected credit loss ("CECL") model, management estimates lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. Our CECL methodology pools ExtraCash receivables based on shared risk characteristics, such as vintage and payment behavior, and applies historical loss rates adjusted for observed and forecasted economic trends, including anticipated seasonal effects.

The outstanding balance of ExtraCash receivables is subject to variability based on seasonal differences in Member activity across the trailing 120-day measurement period. Additionally, the calendar day on which a period ends can materially affect provision expense due to intra-week fluctuations in outstanding balances. This inherent timing effect, together with the seasonal pattern of origination and loss emergence, contributes to variability in our period end provision for credit losses.

Historical loss rates utilized in our allowance for credit losses for the year ended December 31, 2025 remained relatively stable compared to the prior year, reflecting expected shifts in overall collections performance. These loss rates may be influenced by the timing of collections activity relative to period-end measurement dates and the composition of aged receivables outstanding at any given reporting date. Changes in these historical loss rates directly affect both the allowance for credit losses and the corresponding provision for credit losses. All uncollectible ExtraCash receivables are written off against the allowance for credit losses, reducing the allowance accordingly.

For additional details regarding the aging composition of ExtraCash receivables and a complete roll-forward analysis of the allowance for credit losses, refer to the detailed tables presented in Note 5 — ExtraCash Receivables, Net in the accompanying consolidated financial statements.

Processing and servicing costs—Processing and servicing costs totaled $33.5 million for the year ended December 31, 2025, compared to $29.4 million for the year ended December 31, 2024. The increase of $4.1 million, or 14%, was primarily driven by increases in ExtraCash origination volume from $5.1 billion to approximately $7.6 billion, partially offset by cost savings due to price reductions from our processors and rebates from our card network partners.

Financial network and transaction costs—Financial network and transaction costs totaled $28.2 million for the year ended December 31, 2025, compared to $24.7 million for the year ended December 31, 2024. The increase of $3.5 million, or 14%, was primarily driven by increases in debit card network fees and debit card processing costs due to a 23% increase in transaction volume period over period, partially offset by decreases in negative balance expenses due to continued fraud mitigation efforts.

Advertising and activation costs—Advertising and activation costs totaled $66.0 million for the year ended December 31, 2025, compared to $53.4 million for the year ended December 31, 2024. The increase of $12.5 million, or 23%, was primarily driven by higher media spend to support Member acquisition and engagement, consistent with the growth in ExtraCash origination volume from $5.1 billion to $7.6 billion year over year. Spending was weighted toward the second half of the year to align with seasonal demand patterns around the holiday period. Customer acquisition cost remained stable at approximately $19 while payback periods have improved to under four months, reflecting continued focus on directing spend toward the highest return opportunities.

Compensation and benefits—Compensation and benefits expenses totaled $103.4 million for the year ended December 31, 2025, compared to $105.8 million for the year ended December 31, 2024. The decrease of $2.4 million, or 2%, was primarily attributable to the following:

•
a decrease in stock-based compensation of $7.4 million, primarily due to the vesting of certain performance-based restricted stock units, restricted stock units and stock options during the year ended December 31, 2025 compared to the year ended December 31, 2024; offset by
•
an increase in payroll and related costs of $3.8 million, primarily due to increased compensation, employer related taxes and performance bonuses; and
•
an increase in contractor and consulting fees of $1.2 million, as we continued to leverage specialized skills and flexible workforce arrangements to support key operating initiatives and capacity needs.

Technology and infrastructure—Technology and infrastructure expenses totaled $12.1 million for the year ended December 31, 2025, compared to $11.0 million for the year ended December 31, 2024. The increase of $1.1 million, or 10%, was primarily driven by increased investment levels in supporting the reliability, security, and scalability of our systems. Management continues to focus on efficiency and operational resilience in technology-related spend, ensuring that resources are aligned with business growth, cybersecurity, and Members' needs.

Other operating expenses—Other operating expenses totaled $33.4 million for the year ended December 31, 2025, compared to $33.5 million for the year ended December 31, 2024. Although the total remained relatively flat year over year, the underlying composition shifted due to the following:

•
an increase in legal fees of $0.9 million primarily due to ongoing litigation, settlement, compliance, employment and general corporate related matters;
•
an increase in professional services of $1.1 million related to expenditures for external consulting and compliance-related services resulting from our ongoing initiatives to support key operational and regulatory priorities, including enhancement of processes, internal controls, and adherence to applicable reporting standards.
•
an increase in general and administrative expenses of $0.5 million primarily due to state sales tax expenses and company travel; offset by
•
a decrease in charitable contribution expenses of $2.0 million, primarily due to decreased amounts pledged to charitable meal donations related to Members' tips; and
•
a decrease in depreciation and amortization of $0.6 million, primarily due to certain previously capitalized internally developed software and leasehold improvement assets becoming fully amortized or depreciated during the prior year, partially offset by amortization of new internally developed software placed into service during the current year.

Other (income) expense

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2025	2024	2025/2024	2025/2024
Interest income	$(1,596)	$(2,984)	$1,388	-47%
Interest expense	7,043	7,989	(946)	-12%
Gain on extinguishment of convertible debt	-	(33,442)	33,442	-100%
Changes in fair value of earnout liabilities	3,285	965	2,320	240%
Changes in fair value of public and private warrant liabilities	9,864	1,729	8,135	471%
Total	$18,596	$(25,743)	$44,339	-172%

Interest income— Interest income totaled $1.6 million for the year ended December 31, 2025, compared to $3.0 million for the year ended December 31, 2024. The decrease of $1.4 million, or 47%, was primarily attributable to lower average investment balances and declining interest rates during 2025.

Interest expense— Interest expense totaled $7.0 million for the year ended December 31, 2025, compared to $8.0 million for the year ended December 31, 2024. The decrease of $0.9 million, or 12%, was primarily attributable to lower prevailing interest rates during 2025, as well as the elimination of interest expense associated with the convertible note held by FTX Ventures Ltd., which was repurchased in January 2024.

Gain on extinguishment of convertible debt— The gain on extinguishment of convertible debt totaled $0 for the year ended December 31, 2025, compared to $33.4 million for the year ended December 31, 2024. The decrease was attributable to the repurchase of the $105.7 million outstanding balance of the convertible note with FTX Ventures Ltd. for $71.0 million in January 2024. The gain was reduced by unamortized debt issuance costs of $0.03 million at the extinguishment date and third-party costs totaling $1.3 million in conjunction with the settlement of the convertible note.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled an expense of $3.3 million for the year ended December 31, 2025, compared to an expense of $1.0 million for the year ended December 31, 2024. The increase of $2.3 million, or 240%, was primarily driven by a fair value adjustment related to the earnout shares liability, which is sensitive to fluctuations in our Class A common stock price. While our stock price has generally appreciated over the last 24 months, the increase in our Class A common stock price during the year ended December 31, 2025 as compared to the increase during the year ended December 31, 2024 led to a larger remeasurement of the liability at a higher fair value, resulting in the higher expense recognized year over year.

Changes in fair value of warrant liability—Changes in fair value of our warrant liability resulted in an expense of $9.9 million for the year ended December 31, 2025, compared to an expense of $1.7 million for the year ended December 31, 2024. The increase of $8.2 million, or 471%, was primarily driven by fair value adjustments related to our public and private warrant liabilities, which are remeasured each period based on changes in the DAVEW warrant price and our Class A common stock price. The warrant liability increased in value during the year ended December 31, 2025 due to a significant increase in the DAVEW warrant price and our Class A common stock price during the year ended December 31, 2025 as compared to the year ended December 31, 2024, which led to a remeasurement of the liability at a higher fair value, resulting in the higher expense recognized year over year.

Provision (benefit) for income taxes

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2025	2024	2025/2024	2025/2024
Provision (benefit) for income taxes	(27,838)	2,481	(30,319)	-1222%
Total	$(27,838)	$2,481	$(30,319)	-1222%

Benefit for income taxes for the year ended December 31, 2025 increased by approximately $30.3 million, or 1,222%, compared to the provision for income taxes for the year ended December 31, 2024. The increase was primarily due to the release of $58.7 million of our valuation allowance on deferred tax assets as a discrete tax benefit during the year ended December 31, 2025, and the increase in stock-based compensation deductions as a result of our Company’s appreciated stock price.

Comparison of the Years Ended December 31, 2024 and 2023

Operating revenues

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2024	2023	2024/2023	2024/2023
Service based revenue, net
Processing and service fees, net	$218,802	$152,490	$66,312	43%
Tips	67,563	56,945	10,618	19%
Subscriptions	24,599	21,483	3,116	15%
Other	462	1,323	(861)	-65%
Transaction based revenue, net	35,650	26,852	8,798	33%
Total	$347,076	$259,093	$87,983	34%

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

Transaction based revenue, net

Transaction based revenue, net for the year ended December 31, 2024 was $35.7 million, an increase of $8.8 million, or 33%, from $26.9 million, for the year ended December 31, 2023. The increase was primarily attributable to interchange revenue earned from the growth in Members engaging with our Checking Products and card spend of $1.9 billion for the year ended December 31, 2024, an increase of 40%, from $1.4 billion for the year ended December 31, 2023, in addition to increases in fees earned from Members' funding and withdrawal-related transactions, offset by an increase of $1.2 million in interest due to Members.

Operating expenses

	For the Year Ended		Change
(in thousands, except for percentages)	December 31,		$	%
	2024	2023	2024/2023	2024/2023
Provision for credit losses	$54,626	$58,386	$(3,760)	-6%
Processing and servicing costs	29,361	28,124	1,237	4%
Financial network and transaction costs	24,726	22,687	2,039	9%
Advertising and activation costs	53,446	56,662	(3,216)	-6%
Compensation and benefits	105,760	93,303	12,457	13%
Technology and infrastructure	11,011	10,583	428	4%
Other operating expenses	33,535	31,548	1,987	6%
Total	$312,465	$301,293	$11,172	4%

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

Processing and servicing costs—Processing and servicing costs totaled $29.4 million for the year ended December 31, 2024, compared to $28.1 million for the year ended December 31, 2023. The increase of $1.2 million, or 4%, was primarily driven by an increase in process transaction volume year over year, offset by technology enhancements made to our ExtraCash payments structure along with discounts and cost savings due to rebates and price reductions from our processors.

Financial network and transaction costs—Financial network and transaction costs totaled $24.7 million for the year ended December 31, 2024, compared to $22.7 million for the year ended December 31, 2023. The increase of $2.0 million, or 9%, was primarily driven by an increase in certain expenses related to our Checking Products primarily attributable to processing fees, card fees and fraud related costs associated with the growth in Members and the number of transactions processed.

Advertising and activation costs—Advertising and activation costs totaled $53.4 million for the year ended December 31, 2024, compared to $56.7 million for the year ended December 31, 2023. The decrease of $3.2 million, or 6%, was primarily attributable to reductions in our non-media marketing spend including our brand refresh, efficiencies achieved by partnering with new marketing agencies, and optimizing our promotion strategy. We also improved the efficiency of our media investment by reallocating marketing spend to more efficient channels via improved measurement, tracking and attribution.

Compensation and benefits—Compensation and benefits expenses totaled $105.8 million for the year ended December 31, 2024, compared to $93.3 million for the year ended December 31, 2023. The increase of $12.5 million, or 13%, was primarily attributable to the following:

•
an increase in stock-based compensation of $10.7 million, primarily due to the vesting of certain performance-based restricted stock units during the year ended December 31, 2024 compared to the year ended December 31, 2023, offset by a reduction in stock-based compensation expense related to stock options granted in prior years that have fully vested; and
•
an increase in payroll and related costs of $1.8 million, primarily due to average headcount and salary increases and bonuses.

Technology and infrastructure—Technology and infrastructure expenses totaled $11.0 million for the year ended December 31, 2024, compared to $10.6 million for the year ended December 31, 2023. The increase of $0.4 million, or 4%, was primarily due to increased costs to support the growth of our business and development of new products and features.

Other operating expenses—Other operating expenses totaled $33.5 million for the year ended December 31, 2024, compared to $31.5 million for the year ended December 31, 2023. The increase of $2.0 million, or 6%, was primarily attributable to the following:

•
an increase in legal fees of $3.5 million primarily due to ongoing litigation, settlement, compliance, employment and general corporate related matters;
•
an increase in depreciation and amortization of $2.1 million, primarily due to increased internally developed capitalized costs, and depreciation related to leasehold improvements and equipment purchases;
•
an increase in administrative expenses of $0.2 million, primarily due to higher sales tax expense; offset by
•
a decrease in contractor and consulting fees of $1.8 million due to the average increase in employee headcount and corresponding reduction in external support for IT security, finance, marketing, design and customer service resources;
•
a decrease in insurance related costs of $1.1 million, primarily related to reductions in director and officer insurance premiums; and
•
a decrease in charitable contribution expenses of $0.9 million, primarily due to decreased amounts pledged to charitable meal donations related to Members' tips.

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

Gain on extinguishment of convertible debt— The gain on extinguishment of convertible debt totaled $33.4 million for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. The increase was primarily attributable to the repurchase of the $105.7 million outstanding balance of the convertible note with FTX Ventures Ltd. for $71.0 million in January 2024. The gain was reduced by third-party and unamortized debt issuance costs totaling $1.3 million in conjunction with the settlement of the convertible note.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities totaled an expense of $1.0 million for the year ended December 31, 2024, compared to a benefit of $0.02 million for the year ended December 31, 2023. The increase of $1.0 million, was primarily attributable to fair value adjustments associated with certain earnout shares liability due to increases in our underlying Class A Common Stock price as of the year ended December 31, 2024 as compared to the year ended December 31, 2023.

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

Provision for income taxes for the year ended December 31, 2024 increased by approximately $2.4 million, or 1,968%, compared to the year ended December 31, 2023. This increase was primarily due to a significant increase in income for the year ended December 31, 2024 compared to the year ended December 31, 2023, including a non-recurring gain on extinguishment of convertible debt of $33.4 million.

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

Adjusted EBITDA (Loss)

"Adjusted EBITDA (loss)" is defined as net income (loss) adjusted for interest income or expense, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation, dormant account fees, legal settlement and litigation expenses, gain on extinguishment of convertible debt, changes in fair value of earnout liabilities, changes in fair value of public and private warrant liabilities, and other discretionary or non-recurring items determined by management. Adjusted EBITDA (loss) is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP.

We believe that the use of Adjusted EBITDA (loss) provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA (loss), we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA (loss) may not be comparable to other similarly titled measures computed by other companies, because not all companies calculate Adjusted EBITDA (loss) in the same fashion.

Because of these limitations, Adjusted EBITDA (loss) should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA (loss) on a supplemental basis. You should review the reconciliation of net income to Adjusted EBITDA (loss) below, and no single financial measure should be relied upon to evaluate our business.

The following table reconciles net income (loss) to Adjusted EBITDA (loss) for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended
(in thousands)	December 31,
	2025	2024	2023
Net income (loss)	$195,865	$57,873	$(48,517)
Interest expense, net	5,447	5,005	6,479
Provision (benefit) for income taxes	(27,838)	2,481	120
Depreciation and amortization	6,975	7,540	5,450
Stock-based compensation	29,896	37,327	26,674
Discretionary income	(1,300)	-	-
Legal settlement and litigation expenses	4,500	7,000	-
Gain on extinguishment of convertible debt	-	(33,442)	-
Changes in fair value of earnout liabilities	3,285	965	(22)
Changes in fair value of public and private warrant liabilities	9,864	1,729	(260)
Adjusted EBITDA (loss)	$226,694	$86,478	$(10,076)

Liquidity and Capital Resources

We have historically financed our operations through cash generated from operations, equity financings, borrowings under our credit facility, and proceeds from the Business Combination. In 2025, we achieved consistent profitability and positive operating cash flow, which has strengthened our liquidity position and reduced our reliance on external financing.

As of December 31, 2025 and 2024, our cash and cash equivalents, marketable securities, investments and restricted cash totaled $123.2 million and $91.9 million, respectively. The increase in cash and cash equivalents, investments and restricted cash was primarily driven by the following:

Sources and Uses of Cash

Our primary sources of liquidity include:

•
Cash generated from operations, including processing and overdraft service fees, subscription revenue, and transaction based revenue;
•
Borrowings available under our Debt Facility with Victory Park Management, LLC; and

Our primary uses of cash include:

•
Funding ExtraCash originations;
•
Operating expenses, including processing and servicing costs, financial network and transaction costs, advertising and activation costs, compensation and benefits, technology infrastructure, and other operating expenses;
•
Share repurchases under our authorized repurchase program; and
•
Interest related to our debt obligations.

Debt Facility

We maintain a credit facility (the "Debt Facility") with Victory Park Management, LLC ("VPC" or "Agent"). At December 31, 2025, $75.0 million of term loans under the Debt Facility were outstanding. Interest payments on term loan borrowings are required on a monthly basis. See Note 11, Debt Facility, in the notes to our consolidated financial statements for additional information regarding the terms of the Debt Facility.

As of June 30, 2025, we were not in compliance with the Minimum Receivable Loan-to-Value ratio covenant under the Debt Facility. The Agent provided a limited waiver of this covenant for that period. On July 14, 2025, we entered into the Fifth Amendment to the Financing Agreement, which, among other updates, removed the Loan-to-Value ratio covenant from the agreement entirely. As of December 31, 2025, we were in compliance with all covenants under the Debt Facility.

The Debt Facility matures in December 2026, at which time the full $75.0 million outstanding principal balance will become due. No principal repayments have been made since inception of the facility. We are evaluating our alternatives with respect to the Debt Facility, which may include refinancing, extending the maturity, repaying the balance in full from available cash and operating cash flows, or a combination thereof. As of December 31, 2025, our cash and cash equivalents, investments, and restricted cash totaled $123.2 million, and we generated $290.0 million of cash from operations during the year ended December 31, 2025. We believe we have sufficient liquidity to satisfy the obligation at maturity; however, there can be no assurance that refinancing or replacement financing, if pursued, will be available on acceptable terms or at all. See Note 11, Debt Facility, in the notes to our consolidated financial statements for additional information regarding the terms of the Debt Facility.

Share Repurchase Program

In March 2025, our Board of Directors authorized a share repurchase program of up to $50.0 million (the "March Repurchase Plan"). Through August 2025, we repurchased 213,525 shares of our Class A common stock for approximately $31.9 million under the March Repurchase Plan. In August 2025, the Board authorized a new share repurchase program of up to $125.0 million, which replaced the March Repurchase Plan (the "August Repurchase Plan"). During the fourth quarter of 2025, we repurchased an additional 60,965 shares of our Class A common stock for approximately $11.8 million. As of December 31, 2025, approximately $113.2 million remained available under the repurchase authorization. The timing and amount of future repurchases, if any, will depend on market conditions, share price, and other factors. See Note 21, Treasury Shares, for additional information.

Convertible Note Repurchase

In January 2024, we repurchased the $105.7 million outstanding balance of the convertible note issued to FTX Ventures Ltd. for $71.0 million, representing a discount of approximately $34.7 million. This transaction eliminated future interest obligations and reduced our overall debt burden. See Note 9, Convertible Note, in the notes to our consolidated financial statements for additional information.

Assessment of Liquidity

We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowings under the Debt Facility, will be sufficient to meet our working capital requirements, capital expenditure needs, and fund our operations for at least twelve months from the date of this Annual Report on Form 10-K and for the foreseeable future.

The amount and timing of any future funding requirements will depend on many factors, including operating performance, growth initiatives, and market conditions. We may from time to time seek to raise additional capital through equity or debt financings. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

Material Cash Requirements

The following summarizes our material cash requirements as of December 31, 2025:

ExtraCash

We fund ExtraCash originations primarily through operating cash flow and, as needed, borrowings under the Debt Facility. In connection with our partnership with Coastal, we expect to transition a portion of ExtraCash receivables to an off-balance sheet structure, which is expected to reduce our funding obligations and improve capital efficiency over time. See "Bank and Processing Partners" in Item 1 for additional information.

Contractual Obligations

In the normal course of business, we enter into agreements with vendors and service providers that may include minimum purchase commitments or other payment obligations. We believe we will be able to fulfill these obligations through cash generated from operations and existing cash balances.

Debt Obligations

As of December 31, 2025, we had $75.0 million of term loans outstanding under the Debt Facility. Interest payments are due monthly, and principal repayment is subject to the terms of the facility agreement. See Note 11, Debt Facility, for additional information regarding repayment terms and maturities.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements, as defined by SEC regulations, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

As described in "Item 1. Business—Bank Partners," under our Program Agreement with Coastal, we expect to transition ExtraCash receivables to an off-balance sheet structure as existing Members migrate to Coastal, which we anticipate will be substantially finalized by the end of 2026. Once receivables are originated and retained on Coastal's balance sheet, this arrangement may constitute an off-balance sheet arrangement in future periods. We will continue to evaluate and disclose the nature and impact of this arrangement as the transition progresses.

Additionally, we may use cash to acquire businesses and technologies. The nature of these potential transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Years Ended December 31,
Total cash provided by (used in):	2025	2024	2023
Operating activities	$290,023	$125,137	$33,754
Investing activities	(202,748)	(45,843)	(14,375)
Financing activities	(56,288)	(70,995)	22
Net increase in cash and cash equivalents and restricted cash	$30,987	$8,299	$19,401

Cash Flows From Operating Activities

We recorded net income of $195.9 million for the year ended December 31, 2025, net income of $57.9 million for the year ended December 31, 2024 and a net loss of $48.5 million for the year ended December 31, 2023. We reported cash flows provided by operating activities of $290.0 million for the year ended December 31, 2025, cash flows provided by operating activities of $125.1 million for the year ended December 31, 2024 and cash flows provided by operating activities of $33.8 million for the year ended December 31, 2023.

During the year ended December 31, 2025, net cash provided by operating activities was $290.0 million, an increase of $164.9 million compared to $125.1 million for the year ended December 31, 2024. The increase was primarily driven by higher net income, which grew from $57.9 million to $195.9 million year over year, reflecting continued growth in ExtraCash origination volume and Member engagement, the transition to our simplified fee structure, and the $58.7 million income tax benefit from the release of our deferred tax asset valuation allowance.

Excluding non-cash items, changes in operating assets and liabilities were a net use of cash, driven by an increase in receivables related to revenue from ExtraCash of $16.7 million, a decrease in accrued expenses of $2.0 million, and an increase in prepaid expenses and other current assets of $1.9 million. These uses were partially offset by an increase in other current liabilities of $3.9 million, an increase in accounts payable of $1.6 million, an increase in other non-current liabilities of $1.4 million, and an increase in legal settlement accrual of $0.7 million.

During the year ended December 31, 2024, net cash provided by operating activities was $125.1 million, an increase of $91.3 million compared to $33.8 million for the year ended December 31, 2023. The increase was primarily driven by higher net income of $57.9 million compared to a net loss of $48.5 million in the prior year, reflecting improved operating performance across the business, including lower provision for credit losses, reduced marketing spend, and continued growth in service based and transaction based revenues. Excluding non-cash items, changes in operating assets and liabilities were a net use of cash, driven by an increase in prepaid expenses and other current assets of $8.2 million and an increase in receivables related to revenue from ExtraCash of $6.2 million. These uses were partially offset by an increase in accrued expenses of $4.1 million, an increase in legal settlement accrual of $3.8 million, an increase in non-current liabilities of $2.9 million, an increase in accounts payable of $1.3 million, an increase in other current liabilities of $0.3 million, and a decrease in prepaid income taxes of $0.1 million.

During the year ended December 31, 2023, net cash provided by operating activities was $33.8 million, an increase compared to the year ended December 31, 2022, primarily driven by improved operating results, including a lower net loss, reduced provision for credit losses, and decreases in processing costs, marketing expenses, and compensation and benefits. Excluding non-cash items, changes in operating assets and liabilities included net uses of cash from an increase in receivables related to revenue from ExtraCash of $4.1 million, a decrease in accounts payable of $5.9 million, a decrease in legal settlement accrual of $6.1 million, and a decrease in other current liabilities of $0.5 million. These uses were partially offset by a decrease in prepaid income taxes of $0.7 million, a decrease in prepaid expenses and other current assets of $3.3 million, and an increase in accrued expenses of $1.7 million.

Cash Flows From Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $202.7 million. This amount included payments for internally developed software costs of $6.5 million, the purchase of property and equipment of $0.3 million, net ExtraCash originations and collections of $195.8 million, and the purchase of investments of $190.0 million, offset by the sale of marketable securities of $0.1 million and the sale and maturity of investments of $189.8 million.

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

Cash Flows From Financing Activities

During the year ended December 31, 2025, net cash used in financing activities was $56.3 million, which consisted of the $13.3 million for the payment of taxes for shares withheld related to net share settlements and $43.7 million related to repurchases of Class A Common Stock, offset by $0.8 million for proceeds received for stock option exercises.

During the year ended December 31, 2024, net cash used in financing activities was $71.0 million, which primarily consisted of the $72.3 million paydown of the convertible note with FTX Ventures Ltd. and associated costs, offset by $1.3 million in proceeds from the issuance of common stock for stock option exercises.

During the year ended December 31, 2023, net cash provided by financing activities was $0.02 million, which primarily consisted of payments of $0.01 million for fractional shares that resulted from our reverse stock spilt and $0.03 million in proceeds from the issuance of common stock for stock option exercises.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the following:

(i) Allowance for credit losses; and

(ii) Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 2 in our accompanying consolidated financial statements for the years ended December 31, 2025 and 2024 included in this Annual Report on Form 10-K.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $3.3 million and $2.0 million of uncertain tax positions as of December 31, 2025 and 2024, respectively, related to state income taxes and federal and state research and development tax credits.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company regularly assesses the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance against our deferred tax assets, net of deferred tax liabilities, at December 31, 2024. Based upon management’s assessment of all available evidence at December 31, 2024, we concluded that it was more-likely-than-not that the deferred tax assets, net of deferred tax liabilities, will not be realized. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company has concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable. As such, we released $58.7 million of our valuation allowance associated with the U.S. federal and state deferred tax assets during the year ended December 31, 2025.

On June 27, 2025, California enacted legislation requiring financial institutions to utilize a single sales factor apportionment method, effective for tax years beginning in 2025. The new law decreased the Company's California apportioned income and state income tax expense in 2025 and was reflected in the our consolidated financial statements for the year ended December 31, 2025.

On July 4, 2025, new U.S. tax legislation H.R.1, known as the One Big Beautiful Bill Act ("OBBBA"), was enacted. The OBBBA introduces significant amendments to corporate taxation, including the modification of research and development (R&D) expense capitalization, additional limitations on interest expense deductions, and provisions for accelerated depreciation of fixed assets. During the third quarter of 2025, we completed our assessment of the OBBBA and will elect to accelerate the amortization of our previously capitalized and unamortized U.S. research and development costs over a one-year period as permitted under the new legislation. As a result of the election, we expect a decrease to our deferred tax assets and income tax payable resulting from the restoration of full expensing of U.S. research and experimentation expenditures. The impact of this election was reflected in the our consolidated financial statements for the year ended December 31, 2025, and did not have a material impact on our effective tax rate or results of operations.

Recently Issued Accounting Standards

Refer to Note 2, “Significant Accounting Policies,” of our consolidated financial statements included in this report for a discussion of the impact of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our market risk exposure relates primarily to interest rate fluctuations on our Debt Facility, a delayed draw senior secured loan facility with total commitments of $150.0 million maturing in December 2026. Following the Fifth Amendment executed in July 2025, the Debt Facility bears interest at a base rate plus 5.00% per annum, where the base rate is the greater of SOFR for a three-month tenor plus 3.00%, or a contractual floor. The Fifth Amendment also removed the Minimum Receivable Loan-to-Value ratio covenant and implemented additional reporting requirements and enhanced cash management provisions. The economic terms of the facility, including the interest rate, were unchanged from the Fourth Amendment executed in October 2024. As of both December 31, 2025 and December 31, 2024, we had $75.0 million outstanding under the Debt Facility at an effective interest rate of approximately 9.0% and 9.7%, respectively. No principal repayments have been made since inception of the facility. See Note 11, Debt Facility, in the notes to our consolidated financial statements for additional information regarding the terms and amendments of the Debt Facility.

We use the Debt Facility as one source of funding for ExtraCash receivables held on our balance sheet, with the remainder funded from operating cash flows and available cash, which carry no interest cost. Because our variable-rate exposure is limited to the $75.0 million drawn on the facility, the impact of interest rate fluctuations on our results of operations is not significant. A hypothetical 200 basis point increase in SOFR would increase annual interest expense by approximately $1.5 million, and a decrease of the same magnitude would reduce interest expense by a corresponding amount, subject to the contractual base rate floor. This sensitivity analysis assumes an instantaneous shift in SOFR based on period-end balances and does not account for changes in facility utilization, the base rate floor on downward scenarios, or management actions to mitigate exposure.

We do not use derivative instruments to hedge interest rate risk. As described in “Item 1. Business - Bank Partners,” our Program Agreement with Coastal is expected to reduce our reliance on the Debt Facility over time as ExtraCash receivables transition to an off-balance-sheet structure, though we will become indirectly exposed to a Federal Funds Rate-based variable rate retained by Coastal. We do not have material exposure to foreign currency exchange rate risk or commodity price risk.

ExtraCash Receivables and Credit Risk

ExtraCash receivables are short-duration assets with an average term of approximately 11 days. Due to their quick turnover, the fair value of these receivables is not materially sensitive to changes in market interest rates. However, interest rate changes may indirectly affect our receivables portfolio, as elevated rates may increase Member demand for short-term liquidity while reducing settlement capacity.

Macroeconomic conditions can materially affect our Members’ ability to repay ExtraCash advances. Our allowance for credit losses was $37.6 million and $22.7 million as of December 31, 2025 and 2024, respectively. We manage credit risk through CashAI, our proprietary AI-powered underwriting engine. See “Item 7. Management’s Discussion and Analysis—Credit Performance” and Note 5 to our consolidated financial statements for additional discussion.

Item 8. Financial Statements and Supplementary Data.

DAVE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Dave Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dave Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

ExtraCash receivables from contracts with Members as of the balance sheet dates are recorded at their original origination or purchased amounts, inclusive of outstanding processing fees, overdraft service fees and tips, and reduced by an allowance for expected credit losses. The Company pools its ExtraCash receivables, all of which are short-term (average term of approximately 11 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date.

Given the significant judgment and estimation uncertainty in management’s assumptions, including historical loss rates, aging method, pooling based on shared characteristics, and economic conditions, auditing the allowance for credit losses required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for credit losses included the following, among others:

•
We obtained an understanding and tested the effectiveness of controls over determining the allowance for credit losses, including controls over the ExtraCash advances and data used in determining historical loss rates.
•
We evaluated the reasonableness of management’s assumptions used in the allowance for credit losses, including historical loss rates and the stratification of receivables by aging. Our procedures included testing the completeness and accuracy of the underlying data and assessing the calculation of aging percentages.
•
We performed retrospective analyses of subsequent cash collections related to advances outstanding at year-end, comparing actual receipts to the amount estimated by the Company.
•
We tested the completeness and accuracy of the data used in the allowance calculation and the mathematical accuracy of the calculation.

Deferred Tax Asset Valuation Allowance — Refer to Note 2 and 18 to the financial statements

Critical Audit Matter Description

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company has concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable. The Company released its valuation allowance during the year ended December 31, 2025.

This determination of the need for a valuation allowance against deferred tax assets involves significant management judgment and estimates, which in turn required a high degree of auditor judgment and an increased extent of effort, including the use of tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the need for a deferred tax valuation allowance included the following, among others:

•
We tested the effectiveness of controls over management’s assessment of the realizability of deferred tax assets, including controls over the evaluation of positive and negative evidence.
•
We evaluated the reasonableness of management’s assumptions regarding future earnings, including consideration of historical operating results, realization of deferred tax assets and forecasted future realization.
•
We tested the completeness and accuracy of the underlying data used in management’s analysis and the mathematical accuracy of the valuation allowance calculation.
•
With the assistance of our income tax specialists, we evaluated the nature and timing of the expected reversal of temporary differences and the appropriateness of tax rates applied.
•
We performed a retrospective review of management’s prior period estimates of future taxable income to assess the reliability of management’s forecasting process.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 2, 2026

We have served as the Company's auditor since 2022.

Dave Inc.

Consolidated Balance Sheets

(in thousands; except share data)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$80,523	$49,718
Marketable securities	-	97
ExtraCash receivables, net of allowance for credit losses of $37,641 and $22,703 as of December 31, 2025 and December 31, 2024, respectively	297,307	175,857
Investments	40,788	40,473
Prepaid expenses and other current assets	18,078	16,127
Total current assets	436,696	282,272
Property and equipment, net	474	704
Lease right-of-use assets (related-party of $195 and $507 as of December 31, 2025 and December 31, 2024, respectively)	195	507
Intangible assets, net	13,670	13,642
Debt facility commitment fee, long-term	-	163
Restricted cash	1,841	1,659
Deferred tax assets, net	34,185	-
Other non-current assets	357	380
Total assets	$487,418	$299,327
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$8,358	$6,767
Accrued expenses	14,698	16,707
Debt facility, current	75,000	-
Lease liabilities, short-term (related-party of $63 and $350 as of December 31, 2025 and December 31, 2024, respectively)	63	350
Legal settlement accrual	7,838	7,105
Other current liabilities	8,040	4,132
Total current liabilities	113,997	35,061
Lease liabilities, long-term (related-party of $141 and $204 as of December 31, 2025 and December 31, 2024, respectively)	141	204
Debt facility, long-term	-	75,000
Warrant and earnout liabilities	16,077	2,928
Other non-current liabilities	4,476	3,033
Total liabilities	$134,691	$116,226
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 12,560,600 and 11,551,528 shares issued at December 31, 2025 and December 31, 2024, respectively; 12,236,547 and 11,501,965 shares outstanding at December 31, 2025 and December 31, 2024	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,314,082 and 1,514,082 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively;	-	-
Additional paid-in capital	352,664	335,326
Treasury shares, at cost (Class A common stock, 274,490 shares at December 31, 2025)	(43,730)	-
Accumulated other comprehensive gain	374	221
Retained earnings (accumulated deficit)	43,418	(152,447)
Total stockholders’ equity	$352,727	$183,101
Total liabilities, and stockholders’ equity	$487,418	$299,327

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

	As of December 31, 2025	As of December 31, 2024
Assets
Cash and cash equivalents	$30,935	$46,106
Investments	19,964	19,163
ExtraCash receivables, net of allowance for credit losses	206,595	158,447
Debt facility commitment fee, current	162	155
Debt facility commitment fee, long-term	-	163
Total assets	$257,656	$224,034
Liabilities
Accounts payable	$560	$605
Debt facility, current	75,000	-
Debt facility, long-term	-	75,000
Total liabilities	$75,560	$75,605

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Operations

(in thousands; except share data)

	For the Years Ended December 31,
	2025	2024	2023
Operating revenues:
Service based revenue, net	$511,910	$311,426	$232,241
Transaction based revenue, net	42,272	35,650	26,852
Total operating revenues, net	554,182	347,076	259,093
Operating expenses:
Provision for credit losses	91,040	54,626	58,386
Processing and servicing costs	33,476	29,361	28,124
Financial network and transaction costs	28,210	24,726	22,687
Advertising and activation costs	65,989	53,446	56,662
Compensation and benefits	103,354	105,760	93,303
Technology and infrastructure	12,094	11,011	10,583
Other operating expenses	33,396	33,535	31,548
Total operating expenses	367,559	312,465	301,293
Other (income) expenses:
Interest income	(1,596)	(2,984)	(5,295)
Interest expense	7,043	7,989	11,774
Gain on extinguishment of convertible debt	-	(33,442)	-
Changes in fair value of earnout liabilities	3,285	965	(22)
Changes in fair value of public and private warrant liabilities	9,864	1,729	(260)
Total other (income) expense, net	18,596	(25,743)	6,197
Net income (loss) before provision (benefit) for income taxes	168,027	60,354	(48,397)
Provision (benefit) for income taxes	(27,838)	2,481	120
Net income (loss)	$195,865	$57,873	$(48,517)

Net income (loss) per share:
Basic	$14.65	$4.62	$(4.07)
Diluted	$13.53	$4.19	$(4.07)
Weighted-average shares used to compute net income (loss) per share
Basic	13,366,072	12,520,789	11,934,699
Diluted	14,480,703	13,822,582	11,934,699

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$195,865	$57,873	$(48,517)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	153	(428)	2,324
Comprehensive income (loss)	$196,018	$57,445	$(46,193)

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

	Common stock
	Class A		Class V		Additional paid-in capital		Treasury shares	Accumulated other comprehensive (loss) income	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	10,284,657	$1	1,514,082	$-	$270,037	$-	$-	$(1,675)	$(161,803)	$106,560
Issuance of Class A common stock in connection with stock plans	349,516	-	-	-	34		-	-	-	34
Payment for fractional shares after reverse stock split	-	-	-	-	(12)		-	-	-	(12)
Stock-based compensation	-	-	-	-	26,674		-	-	-	26,674
Unrealized gain on available-for-sale securities	-	-	-	-	-		-	2,324	-	2,324
Net loss	-	-	-	-	-		-	-	(48,517)	(48,517)
Balance at January 1, 2024	10,634,173	$1	1,514,082	$-	$296,733	$-	$-	$649	$(210,320)	$87,063
Issuance of Class A common stock in connection with stock plans	867,792	-	-	-	1,266		-	-	-	1,266
Stock-based compensation	-	-	-	-	37,327		-	-	-	37,327
Unrealized loss on available-for-sale securities	-	-	-	-	-		-	(428)	-	(428)
Net income	-	-	-	-	-		-	-	57,873	57,873
Balance at January 1, 2025	11,501,965	$1	1,514,082	$-	$335,326	$-	$-	$221	$(152,447)	$183,101
Issuance of Class A common stock in connection with stock plans	941,384	-	-	-	761		-	-	-	761
Shares withheld related to net share settlement	(132,312)	-	-	-	(13,319)		-	-	-	(13,319)
Repurchase of Class A common stock	(274,490)	-	-	-	-		(43,730)	-	-	(43,730)
Conversion of Class V common stock to Class A common stock	200,000	-	(200,000)	-	-		-	-	-	-
Stock-based compensation	-	-	-	-	29,896		-	-	-	29,896
Unrealized gain on available-for-sale securities	-	-	-	-	-		-	153	-	153
Net income	-	-	-	-	-		-	-	195,865	195,865
Balance at December 31, 2025	12,236,547	$1	1,314,082	$-	$352,664	-	$(43,730)	$374	$43,418	$352,727

See accompanying notes to the consolidated financial statements.

Dave Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$195,865	$57,873	$(48,517)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,131	7,681	5,544
Provision for credit losses	91,040	54,626	58,386
Changes in fair value of earnout liabilities	3,285	965	(22)
Changes in fair value of public and private warrant liabilities	9,864	1,729	(260)
Gain on extinguishment of convertible debt	-	(33,442)	-
Stock-based compensation	29,896	37,327	26,674
Deferred income taxes	(34,185)	-	-
Non-cash interest	-	251	3,114
Non-cash lease expense	(38)	(21)	(20)
Changes in fair value of marketable securities and investments	76	(16)	44
Changes in operating assets and liabilities:
ExtraCash receivables, service based revenue	(16,657)	(6,160)	(4,082)
Prepaid income taxes	-	148	683
Prepaid expenses and other current assets	(1,943)	(8,157)	3,311
Accounts payable	1,591	1,282	(5,935)
Accrued expenses	(2,009)	4,082	1,661
Legal settlement accrual	733	3,775	(6,120)
Other current liabilities	3,908	267	(446)
Other non-current liabilities	1,443	2,904	5
Other non-current assets	23	23	(266)
Net cash provided by operating activities	290,023	125,137	33,754

Investing activities
Payments for internally developed software costs	(6,457)	(7,300)	(7,895)
Purchase of property and equipment	(317)	(262)	(688)
Net originations, purchases and collections of ExtraCash receivables	(195,833)	(111,477)	(62,967)
Purchase of investments	(190,012)	(111,311)	(120,016)
Sale and maturity of investments	189,774	183,652	177,863
Purchase of marketable securities	(3)	(59,274)	(34,399)
Sale of marketable securities	100	60,129	33,727
Net cash used in investing activities	(202,748)	(45,843)	(14,375)

Financing activities
Repurchases of Class A common stock	(43,730)	-	-
Payment for fractional shares on reverse stock split	-	-	(12)
Proceeds from issuance of common stock for stock option exercises	761	1,266	34
Payment of taxes for shares withheld related to net share settlement	(13,319)	-	-
Payment of costs for extinguishment of convertible debt	-	(1,261)	-
Repayment of borrowings on convertible debt, long-term	-	(71,000)	-
Net cash (used in) provided by financing activities	(56,288)	(70,995)	22

Net increase in cash and cash equivalents and restricted cash	30,987	8,299	19,401
Cash and cash equivalents and restricted cash, beginning of the year	51,377	43,078	23,677
Cash and cash equivalents and restricted cash, end of the year	$82,364	$51,377	$43,078

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$-	$-	$2
Operating lease right of use assets recognized	$-	$-	$298
Operating lease liabilities recognized	$-	$-	$298

Supplemental disclosure of cash paid (received) for:
Income taxes	$5,581	$(109)	$(586)
Interest	$6,933	$7,652	$8,630

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets with the same as shown in the consolidated statement of cash flows

Cash and cash equivalents	$80,523	$49,718	$41,759
Restricted cash	1,841	1,659	1,319
Total cash, cash equivalents, and restricted cash, end of the year	$82,364	$51,377	$43,078

See accompanying notes to the consolidated financial statements.

Note 1 Organization and Nature of Business

Organization

Dave Inc. (the "Company") is a Delaware corporation founded in 2017. The Company is a neobank providing a mobile-first financial services platform designed to help Americans manage their money more effectively. The Company serves Members underserved by traditional financial institutions, offering short-term liquidity, fee-free banking, and financial management tools.

Nature of Business

The Company generates revenue through three primary business activities: (1) ExtraCash, a short-term credit product; (2) Dave Checking, a digital banking account; and (3) subscription-based personal financial management tools.

ExtraCash. ExtraCash provides Members with up to $500 of short-term credit (in the form of discretionary overdraft through a bank partner) to bridge liquidity gaps between paychecks, offered through FDIC-insured bank partners. The product operates without interest charges, late fees, or credit checks. The Company's proprietary AI-powered underwriting engine, CashAI, analyzes checking account transaction data in real-time to determine eligibility and credit approval amounts without requiring FICO scores or credit bureau data. Settlements are scheduled based on forecasted paycheck dates, with average loan terms of approximately 11 days.

In February 2025, the Company implemented a simplified fee structure: a mandatory 5% overdraft service fee with a $5 minimum. Instant transfers to Dave Checking accounts incur no additional fees. The Company manages underwriting, fraud mitigation, payment processing, servicing, and collections.

Dave Checking. Dave Checking is a digital demand deposit account offered through bank partners with no account minimums, no monthly fees, and FDIC pass-through insurance. Members access funds via virtual or physical Dave branded Mastercard debit cards, with no-fee withdrawals at approximately 40,000 MoneyPass ATM locations. The account offers 4.00% APY on balances and early direct deposit access. Revenue streams include merchant interchange fees, Mastercard incentives, interest on deposits from partner banks, and ancillary fees.

Personal Financial Management. The Company offers personal financial management tools accessible through monthly subscription, including budgeting tools, savings automation, job application portals, and in-app paid surveys. In mid-2025, the Company increased the monthly subscription fee from $1 to $3 for new Members.

Note 2 Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

During the second quarter of 2025, the Company revised the presentation of certain items within its consolidated statement of operations. Certain prior period amounts have been reclassified to conform to the current period presentation. These changes have been applied retrospectively to all periods presented and did not impact previously reported net income or earnings per share.

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

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Service based revenue, net
Processing and overdraft service fees, net	$466,841	$218,802	$152,490
Tips	7,496	67,563	56,945
Subscriptions	37,224	24,599	21,483
Other	349	462	1,323
Transaction based revenue, net
Interchange revenue, net	24,364	19,990	17,004
ATM revenue, net	2,253	3,087	2,605
Other	15,655	12,573	7,243
Total operating revenues, net	$554,182	$347,076	$259,093

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

Costs incurred by the Company to originate ExtraCash are treated as direct loan origination costs. These direct loan origination costs are netted against ExtraCash-related income over the average expected contractual term of an ExtraCash. Direct origination costs recognized as a reduction of ExtraCash-related income during the years ended December 31, 2025, 2024, and 2023, were $6.0 million, $3.5 million, and $3.3 million, respectively.

Tips

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

Transaction Based Revenue, Net:

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Products, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions of Member's funds, volume support from a certain co-branded agreement, dormant account fees, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members' spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from the Member’s usage of out-of-network, reduced by related ATM transaction costs during the years ended December 31, 2025, 2024, and 2023, were $2.3 million, $3.1 million, and $2.6 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the years ended December 31, 2025, 2024, and 2023, were $2.3 million, $2.1 million, and $1.8 million, respectively.

Processing and Servicing Costs

Processing and servicing costs consist of amounts paid to third-party processors for the recovery of ExtraCash, tips, processing fees, overdraft service fees and subscriptions. These expenses also include fees paid for services to connect Member’s bank accounts to the Company’s application. Except for processing and service fees associated with ExtraCash originations, which are recorded net against processing and service fee revenue, all other processing and service fees are expensed as incurred.

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

Investments

Investments consist of corporate bonds and notes, asset backed securities, and government securities and are classified as “available-for-sale” as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of investments is determined by quoted prices in active markets with unrealized gains and losses, net of tax (other than credit related impairment) reported as a separate component of other comprehensive income (loss). For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the consolidated statements of comprehensive income (loss). Any related amounts recorded in accumulated other comprehensive income (loss) are reclassified to earnings (on a pre-tax basis).

ExtraCash Receivables

ExtraCash Receivables include ExtraCash, processing and overdraft service fees and tips, net of certain direct origination costs and allowance for credit losses. The Company operates concurrent receivable programs where receivables originated and held under legacy arrangements are accounted for as financial receivables under ASC 310. Receivables originated and subsequently purchased under partner arrangements are accounted for as purchases of financial assets under ASC 860,

Transfers and Servicing. Management's intent for receivables under ASC 310 is to hold until the earlier of settlement or payoff date, while receivables under ASC 860 represent purchased financial assets subject to the partner arrangement terms.

ExtraCash Receivables to Members are not interest-bearing. For receivables accounted for under ASC 310, the Company recognizes these ExtraCash Receivables at the origination amount and does not use discounting techniques to determine present value of originations due to their short-term nature. For receivables accounted for under ASC 860, the Company recognizes purchased financial assets at fair value (which approximates the origination amount) upon acquisition.

The Company does not provide modifications to ExtraCash and does not charge late fees.

Allowance for Credit Losses

ExtraCash receivables from contracts with Members as of the balance sheet dates are recorded at their original origination or purchased amounts, inclusive of outstanding processing fees, overdraft service fees and tips, and reduced by an allowance for expected credit losses. The Company pools its ExtraCash receivables, all of which are short-term (average term of approximately 11 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers’ payment behavior, it determined that its historical loss rates remain most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for expected credit losses at the time of the ExtraCash origination. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the consolidated statements of operations.

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

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the consolidated statements of operations. Capitalized costs for the years ended December 31, 2025, 2024, and 2023, were $6.5 million, $7.3 million, and $7.6 million, respectively. Additionally, $1.6 million, $1.4 million, and $7.7 million related to internally developed software no longer in service was fully amortized and written off as of December 31, 2025, 2024, and 2023, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, ExtraCash receivables, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the FDIC insured limits were approximately $81.4 million and $61.1 million at December 31, 2025 and 2024, respectively. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its marketable securities are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

We rely on agreements with our two bank partners, Evolve Bank & Trust and Coastal Community Bank, to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members.

No Member individually exceeded 10% or more of the Company’s ExtraCash receivables balance as of December 31, 2025 and December 31, 2024.

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

Advertising and Activation Costs

Advertising costs are expensed as incurred. Advertising costs consist primarily of expenses related to digital marketing, paid social media, influencer partnerships, content marketing and referral programs. Advertising expense for the years ended December 31, 2025, 2024, and 2023, were $57.4 million, $44.9 million, and $48.4 million, respectively, and are presented within advertising and activation costs in the consolidated statements of operations. Activation costs, which consist primarily of expenses incurred to onboard and activate new users, are also expensed as incurred. Activation expense for each of the years ended December 31, 2025, 2024, and 2023, was $8.5 million and is presented within advertising and activation costs in the consolidated statements of operations.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $3.3 million and $2.0 million of uncertain tax positions as of December 31, 2025 and 2024, respectively, related to state income taxes, and federal and state research and development tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the consolidated statement of operations. The Company recognized insignificant amounts of interest expense as a component of income tax expense within the consolidated statement of operations during the years ended December 31, 2025, 2024, and 2023. The income tax related accrued interest amounts were also insignificant as of December 31, 2025, 2024 and 2023, respectively.

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

Net Income (Loss) Per Share Attributable to Stockholders

The Company has two classes of participating securities (Class A common stock, par value $0.0001 per share ("Class A Common Stock") and Class V common stock, par value $0.0001 per share ("Class V Common Stock")) issued and outstanding as of December 31, 2025 and December 31, 2024 (the Class V Common Stock and together with the Class A

Common Stock, the “Common Stock”). The rights, including the liquidation and dividend rights, of the holders of the Class A common stock and Class V common stock are identical, except with respect to voting.

Basic net income (loss) attributable to holders of Common Stock per share is calculated by dividing net income (loss) attributable to holders of Common Stock by the weighted-average number of shares outstanding, exclusive of Treasury shares.

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to holders of common stock (in thousands, except share data):

	For the Years Ended December 31,
	2025	2024	2023
Numerator
Net income (loss) attributed to common stockholders—basic and diluted	$195,865	$57,873	$(48,517)

Denominator
Weighted-average shares of common stock—basic	13,366,072	12,520,789	11,934,699
Dilutive effect of stock options	195,188	298,088	-
Dilutive effect of RSU	919,443	1,003,705	-
Weighted-average shares of common stock—diluted	14,480,703	13,822,582	11,934,699

Net income (loss) per share
Basic	$14.65	$4.62	$(4.07)
Diluted	$13.53	$4.19	$(4.07)

The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	For the Years Ended December 31,
	2025	2024	2023
Equity incentive awards	458,850	475,520	2,493,468
Convertible debt	-	-	312,500
Total	458,850	475,520	2,805,968

The Company also excluded 11,444,235 public and private warrants and 49,563 earnout shares that were potentially dilutive from the computation of diluted net income (loss) for the years ended December 31, 2025 and 2024, respectively, as including them would have been antidilutive. In connection with the 1-for-32 reverse stock split effected on January 5, 2023, the number of outstanding warrants was not adjusted. Pursuant to the adjustment provisions of the warrant agreement, stock splits and combinations are accounted for by proportionately adjusting the number of shares of Common Stock issuable upon exercise of each warrant and the corresponding exercise price, rather than by adjusting the number of warrants outstanding. Accordingly, 32 warrants are now exercisable for one share of Class A Common Stock at an adjusted exercise price. Refer to Note 10 Warrant Liabilities and Note 14 Fair Value of Financial Instruments for further details.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2024, the FASB issued ASU No. 2024‑03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025‑01, Clarifying the Effective Date. Together, these amendments require entities to disclose, for each relevant income statement expense caption, the amounts of inventory purchases, employee compensation, and depreciation and intangible asset amortization, as well as total selling expenses and the entity’s definition of selling expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and application permitted on a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows and expects the impact to be limited to additional disclosures in the notes to its consolidated financial statements.

In May 2025, the FASB issued ASU 2025‑04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share‑Based Consideration Payable to a Customer. The amendments clarify the accounting for share‑based payment awards issued to customers, including revising the definition of a performance condition, narrowing the scope of awards accounted for under Topic 718 versus Topic 606, and providing guidance on measuring and presenting the effects of such awards. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted and transition allowed on a modified retrospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows and is evaluating the impact on its revenue‑ and share‑based compensation‑related disclosures, including any share‑based consideration arrangements with customers.

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions within the scope of ASC 606. Under the expedient, entities may assume that current economic conditions at the balance sheet date will remain unchanged over the remaining life of the asset when estimating expected credit losses. ASU 2025‑05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted and prospective application required. As a public business entity, the Company is not eligible for the separate accounting policy election available to certain nonpublic entities to consider subsequent collection activity but may elect the practical expedient; the Company does not expect the adoption of this guidance, including any election of the expedient, to have a material impact on its consolidated financial position, results of operations or cash flows, but it may result in changes to the Company’s credit loss estimation process and related disclosures.

In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software, which eliminates references to traditional software development stages, clarifies the capitalization threshold for internal‑use software costs, and supersedes Subtopic 350‑50 by incorporating website development cost guidance into Subtopic 350‑40. The amendments require capitalization of internal‑use software costs once management authorizes funding and it is probable that the project will be completed and placed into service for its intended use, provided there is no significant development uncertainty, and they align disclosure requirements for capitalized and amortized software costs with those in ASC 360‑10. ASU 2025‑06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied on a prospective, modified retrospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows, but is evaluating the impact on its accounting policies, financial statements and related disclosures for capitalized internal‑use software costs.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies when interim reporting guidance applies, improves navigability of interim disclosure requirements, and consolidates interim disclosure requirements from other Topics into Topic 270. The amendments do not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted and application permitted on a prospective or retrospective basis. The Company is evaluating the impact of this guidance on its interim financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes 33 targeted amendments across GAAP to clarify, correct, and improve the Codification without changing core principles. The amendments address items such as removing obsolete glossary entries, fixing illustrative errors, clarifying EPS dilution guidance, refining credit-loss guidance, and updating various cross-references. For all entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on an issue-by-issue basis and transition permitted on a prospective or retrospective basis. The Company is evaluating the impact of this guidance on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements:

In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual disclosures related to the effective tax rate reconciliation, including more disaggregated categories, and income taxes paid disaggregated by jurisdiction, as well as certain income tax information disaggregated by domestic and foreign sources. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and may be applied prospectively or retrospectively. The Company adopted ASU 2023‑09 in its annual financial statements for the year ended December 31, 2025 using a retrospective approach. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but resulted in additional income tax disclosures included in the notes to the consolidated financial statements.

In November 2023, the FASB issued ASU 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional annual and interim disclosures about significant segment expenses and other items included in reported measures of segment profit or loss, and clarifies that entities with a single reportable segment are subject to the same disclosure requirements as entities with multiple reportable segments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with retrospective application required to all periods presented. The Company adopted ASU 2023‑07 for its annual reporting beginning with the year ended December 31, 2024 and for interim reporting beginning in 2025. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but resulted in expanded segment disclosures in the notes to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the Current Expected Credit Losses (“CECL”) model for financial assets measured at amortized cost and certain off‑balance sheet credit exposures. The Company adopted ASU 2016‑13 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements, and the Company continues to measure expected credit losses on its financial assets in accordance with the CECL model.

Note 3 Marketable Securities

Below is a detail of marketable securities (in thousands):

	December 31, 2025	December 31, 2024
Marketable securities	$-	$97
Total	$-	$97

At December 31, 2025, the company did not hold any marketable securities. At December 31, 2024, the Company’s marketable securities consisted of investments in a publicly traded money market mutual fund. The underlying money market instruments were primarily comprised of certificates of deposit and financial company asset backed commercial paper. At December 31, 2024 the investment portfolio had a weighted-average maturity of 18 days. The gain recognized in connection with the investment in marketable securities and recorded as a component of interest income in the consolidated statements of operations was $0.003 million, $0.08 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023 respectively.

Note 4 Investments

Below is a summary of investments, which are measured at fair value as of December 31, 2025 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	40,364	424	-	40,788
Total	$40,364	$424	$-	$40,788

Below is a summary of investments, which are measured at fair value as of December 31, 2024 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$4,249	$1	$(38)	$4,212
Government securities	36,003	258	-	36,261
Total	$40,252	$259	$(38)	$40,473

The gross unrealized losses and fair values of available-for-sale investment securities that were in unrealized loss positions were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2025
Government Securities	$40,788	$-	$-	$-	$40,788	$-
Total	$40,788	$-	$-	$-	$40,788	$-

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
Corporate bonds	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)
Total	$2,257	$(19)	$1,043	$(19)	$3,300	$(38)

Net realized gains on the sale of investments, recorded as a component of interest income in the consolidated statements of operations, were $0, $0.8 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Accrued interest of $0 and $0.09 million is included in investments within the consolidated balance sheets for the years ended December 31, 2025 and 2024, respectively.

Unrealized losses on the available-for-sale investment securities as of December 31, 2024 were primarily the result of increases in interest rates as a significant portion of the investments were purchased prior to the Federal reserve commenced interest rate increases in 2022. The Company does not intend to sell nor anticipate that it will be required to sell these investments before recovery of the amortized cost basis. As such, unrealized losses were determined not to be related to credit losses and the Company did not record any credit-related impairment losses on the available-for-sale investment securities during the year ended December 31, 2025 and 2024.

As of December 31, 2025, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$40,364	$40,788
Due after one year through five years	$-	$-
Total	$40,364	$40,788

Note 5 ExtraCash Receivables, Net

ExtraCash receivables, net, represent outstanding originations, overdraft service fees, tips, and processing fees, net of direct origination costs, less an allowance for credit losses. Prior to the elimination of the optional tipping feature in February 2025, ExtraCash receivables also included outstanding tips.

Below is a detail of ExtraCash receivables, net as of December 31, 2025 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$242,091	$(3,006)	$239,085
11-30	56,897	(8,851)	48,046
31-60	13,093	(7,942)	5,151
61-90	11,893	(8,888)	3,005
91-120	10,974	(8,954)	2,020
Total	$334,948	$(37,641)	$297,307

Below is a detail of ExtraCash receivables, net as of December 31, 2024 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$142,623	$(2,112)	$140,511
11-30	36,198	(6,223)	29,975
31-60	7,882	(4,937)	2,945
61-90	6,140	(4,712)	1,428
91-120	5,717	(4,719)	998
Total	$198,560	$(22,703)	$175,857

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2025	$22,703
Plus: provision for credit losses	91,040
Plus: amounts recovered	16,680
Less: amounts written-off	(92,782)
Ending allowance balance at December 31, 2025	$37,641

Opening allowance balance at January 1, 2024	$20,310
Plus: provision for credit losses	54,626
Plus: amounts recovered	12,438
Less: amounts written-off	(64,671)
Ending allowance balance at December 31, 2024	$22,703

The provision for credit losses and amounts written-off for the year ended December 31, 2025 were higher compared to the year ended December 31, 2024, due primarily to increased ExtraCash originations, which increased from $5.1 billion to $7.6 billion year over year. Loss rates during the year increased consistent with expectations given portfolio maturation, growth dynamics, and the Company's strategic emphasis on gross profit optimization.

Note 6 Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment	$1,367	$1,094
Leasehold improvements	1,193	1,189
Furniture and fixtures	92	92
Total property and equipment	2,652	2,375
Less: accumulated depreciation	(2,178)	(1,671)
Property and equipment, net	$474	$704

Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was approximately $0.5 million, $0.7 million and $0.6 million, respectively.

Note 7 Intangible Assets, Net

The Company’s Intangible assets, net consisted of the following (in thousands):

		December 31, 2025			December 31, 2024
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$32,344	$(18,724)	$13,620	$27,501	$(13,917)	$13,584
Domain name	15.0 Years	121	(71)	50	121	(63)	58
Intangible assets, net		$32,465	$(18,795)	$13,670	$27,622	$(13,980)	$13,642

The future estimated amortization expenses as of December 31, 2025, were as follows (in thousands):

2026	6,531
2027	4,473
Thereafter	2,666
Total future amortization	$13,670

Amortization expense for the years ended December 31, 2025, 2024 and 2023, was $6.4 million, $6.9 million and $4.9 million, respectively.

Amortization expense related to change in useful life of a certain definite-lived intangible asset for the year ended December 31, 2025, 2024, and 2023 was $0.6 million, $0.8 million and 0.3 million, respectively. No impairment charges were recognized related to long-lived assets for the years ended December 31, 2025, 2024 and 2023.

Note 8 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation	$5,518	$5,166
Accrued professional and program fees	4,696	4,718
Income taxes payable	1,651	1,476
Sales tax payable	1,314	1,021
Accrued charitable contributions	1,034	2,223
Accrued negative account balances	141	1,786
Other	344	317
Total	$14,698	$16,707

Accrued compensation consists primarily of accrued salaries, wages, payroll taxes, bonuses, and employee benefits earned but not yet paid. Accrued professional and program fees consist primarily of amounts owed to third party service providers, including legal, accounting, consulting, and program-related vendors.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Forward commitment liability	$3,617	$-
Deferred transaction costs	3,150	3,150
Unearned revenue	606	411
Other	667	571
Total	$8,040	$4,132

Forward commitment liability represents the Company's obligation to purchase ExtraCash receivables originated under a bank partner arrangement that have not yet been purchased by the Company as of the balance sheet date.

Deferred transaction costs include transaction costs associated with the Business Combination. These transaction costs were also capitalized and included within additional paid-in capital in the consolidated balance sheets.

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

On January 29, 2024, the Company repurchased the $105.7 million outstanding balance of the Note as of January 29, 2024 for $71.0 million. The Company reduced the net carrying amount of debt by unamortized debt issuance costs of $0.03 million at the extinguishment date. The Company also incurred third-party costs totaling $1.3 million in conjunction with the settlement of the Note. The third-party costs are included in the reacquisition price and the gain on extinguishment of $33.4 million was calculated as the difference between the net carrying amount of debt and the reacquisition price. As of December 31, 2025 and December 31, 2024, no amounts remained outstanding under the Note.

For the years ended December 31, 2025, 2024, and 2023, interest expense related to the Note was $0, $0.3 million, and $3.1 million, respectively.

Note 10 Warrant Liabilities

As of December 31, 2025, there were 6,344,021 public warrants (“Public Warrants”) and 5,100,214 private placement warrants (“Private Warrants”) outstanding. In connection with the 1-for-32 reverse stock split effected on January 5, 2023, the number of outstanding Public Warrants and Private Warrants was not adjusted. Pursuant to the adjustment provisions of the warrant agreement, stock splits and combinations result in a proportionate adjustment to the number of shares of Class A common stock issuable upon exercise of each warrant and the corresponding exercise price, rather than an adjustment to the number of warrants outstanding. As a result, 32 warrants are now exercisable for one share of Class A common stock at an adjusted exercise price of $368.00 per share. Public Warrants may be exercised only for a whole number of shares; no fractional Public Warrants were issued upon separation of the units in connection with the Business Combination, and only whole Public Warrants trade. The Public Warrants are exercisable provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise and a current prospectus relating to such shares is available, or, alternatively, that the Company permits holders to exercise their Public Warrants on a cashless basis in a transaction exempt from registration under the Securities Act.

The Company has filed a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants and the Private Warrants. If, at the time of any warrant exercise, the Company’s Class A common stock is not listed on a national securities exchange such that it is not a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants to exercise on a cashless basis in reliance on Section 3(a)(9) of the Securities Act, in which case it would not be required to file or maintain an effective registration statement. If the Company does not elect a cashless exercise in those circumstances, it will use its best efforts to register or qualify the underlying shares under applicable state (“blue sky”) securities laws to the extent an exemption is not available.

The Public Warrants and Private Warrants have an exercise price of $368.00 per share, subject to customary adjustments, and will expire on January 5, 2027 (five years after the completion of the Business Combination), or earlier upon redemption or liquidation in accordance with their terms.

Once the Public Warrants become exercisable, the Company may redeem all (but not less than all) of the outstanding Public Warrants for cash at a price of $0.01 per warrant, upon at least 30 days’ prior written notice, if, and only if, the closing price of the Class A common stock equals or exceeds $576.00 per share (as adjusted) for any 20 trading days within a 30‑trading‑day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders. The Company will not redeem the Public Warrants on this basis unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to such shares is available throughout the 30‑day redemption period.

Once the Public Warrants become exercisable, the Company may also redeem all (but not less than all) of the outstanding Public Warrants at a price of $0.10 per warrant, upon at least 30 days’ prior written notice, if, and only if, the closing price of the Class A common stock equals or exceeds $320.00 per share (as adjusted) for any 20 trading days within a 30‑trading‑day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders. In such a redemption, holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive a number of shares determined by reference to a table specified in the warrant agreement, based on the redemption date and the “fair market value” of the Class A common stock as defined in that agreement. If the Company calls the Public Warrants for redemption, management may require all holders that wish to exercise to do so on a cashless basis, as described in the warrant agreement.

The exercise price and the number of shares of Class A common stock issuable upon exercise of the Public Warrants and Private Warrants are subject to adjustment in certain circumstances, including in the event of a stock dividend, stock split, recapitalization, reorganization, merger or consolidation. As described above, such adjustments modify the per-warrant exercise terms rather than the number of warrants outstanding. The Public Warrants will not be adjusted for issuances of Class A common stock at a price below the applicable exercise price, and the Company will not be required to net cash settle the Public Warrants under any circumstances.

The Private Warrants are identical to the Public Warrants except that they are not redeemable by the Company so long as they are held by VPC Impact Acquisition Holdings Sponsor III, LLC (the “Sponsor”) or its permitted transferees. If the Private Warrants are transferred to a holder other than the Sponsor or its permitted transferees, they become redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 11 Debt Facility

In January 2021, Dave OD Funding I, LLC (the “Borrower”) entered into a delayed draw senior secured loan facility (the “Debt Facility”) with Victory Park Management, LLC (the “Agent”) and certain affiliated lenders, which provided borrowing capacity of up to $100.0 million. The Debt Facility initially bore interest at 6.95% per annum plus a base rate equal to the greater of the three‑month London interbank offered rate (“LIBOR”) as of the last business day of each calendar month and 2.55%, with interest payable monthly in arrears, and included a minimum liquidity covenant requiring cash, cash equivalents or marketable securities of at least $15.0 million.

On September 13, 2023, the Company executed a Third Amendment to the Debt Facility with the existing lenders. The Third Amendment, among other things, (i) increased the total commitment from $100.0 million to $150.0 million, (ii) extended the maturity date from January 2025 to December 2026, (iii) introduced a liquidity trigger threshold based on trailing EBITDA, (iv) increased the minimum liquidity requirement from $8.0 million to $15.0 million, (v) replaced LIBOR with the secured overnight financing rate (“SOFR”) and updated the interest rate to the base rate (or, if greater, SOFR for a three‑month tenor plus 3.00%) plus 5.00% per annum on the portion of the outstanding principal balance less than or equal to $75.0 million and the base rate plus 4.50% per annum on any outstanding principal balance in excess of $75.0 million, (vi) revised prepayment premiums for certain early or voluntary repayments, and (vii) terminated the Company’s limited guaranty of up to $25.0 million of the Borrower’s obligations, which had been secured by a first‑priority lien on substantially all of the Company’s assets.

The Debt Facility requires mandatory prepayments of outstanding borrowings in certain circumstances, including (i) 100% of net cash proceeds in excess of $0.25 million in the aggregate during any fiscal year from non‑ordinary course asset sales (other than permitted dispositions), (ii) 100% of net cash proceeds from certain casualty or condemnation events, (iii) 100% of net cash proceeds from non‑permitted indebtedness, and (iv) 100% of specified extraordinary receipts above an annual $0.25 million threshold, or 100% of such receipts at any time an event of default is continuing.

On October 18, 2024, the Company executed a Fourth Amendment to the Debt Facility with the existing lenders to increase borrowing flexibility and update certain terms. The Fourth Amendment, among other changes, revised the interest rate to the base rate plus 5.00% per annum on the aggregate outstanding principal balance and updated the prepayment premium provisions for early or voluntary principal repayments. The Fourth Amendment was accounted for as a debt modification; the Company incurred $0.03 million of associated costs, which are being amortized to interest expense on a straight‑line basis over the remaining term of the Debt Facility, and no gain or loss was recognized. As of June 30, 2025, the Company was not in compliance with a specific covenant under its existing Debt Facility. In particular, a breach existed relating to the Minimum Receivable Loan-to-Value ("LTV Ratio"), which exceeded the allowable limits set forth in the covenant. The Agent, on behalf of the Lenders, provided a one-time limited waiver of this covenant, effective from October 18, 2024 until June 30, 2025. This waiver is solely for that period and for addressing this specific breach, and does not constitute a waiver of any default or event of default under the Debt Facility. On July 14, 2025, the Company entered into the Fifth Amendment to the Financing Agreement, which, among other updates, removed the LTV ratio covenant from the agreement entirely. The Fifth Amendment also implemented additional reporting requirements and enhanced cash management provisions to strengthen the Company's covenant structure and operational oversight under the facility.

As of December 31, 2025 and December 31, 2024, the Company had $75.0 million outstanding under the Debt Facility and had made no principal repayments. As of December 31, 2025, the Company was in compliance with all covenants under the Debt Facility.

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

2. Michael Russell et al. v. Dave, Inc. and Evolve Bank & Trust (filed April 1, 2025 in the Superior Court of California for Los Angeles County, California)

On April 1, 2025, a putative class action was filed by Michael Russell and other named plaintiffs (the "Russell Plaintiffs") against the Company in the Superior Court of California for Los Angeles County, California, alleging that the Company’s practices violate the Military Lending Act (“MLA”) and Truth in Lending Act (“TILA”). The Russell Plaintiffs are seeking injunctive relief, civil penalties, monetary relief and other relief. On May 5, 2025, the Company removed the case to the United States District Court for the Central District of California. On June 11, 2025, the Company filed a motion to dismiss or to compel arbitration. On July 2, 2025, rather than oppose the motion, the Russell Plaintiffs filed an amended complaint (the “Russell Amended Complaint”) which added a claim under the Georgia Payday Loan Act. On July 29, 2025, the Company renewed its motion to dismiss or to compel arbitration. The hearing on the Company's motion to dismiss or to compel arbitration was held on December 8, 2025. On December 12, 2025, the Court denied the Company's motion to dismiss as well as its motion to compel arbitration. On December 26, 2025, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals, and the District Court has stayed the proceedings pending the outcome of the appeal.

3. Mayor and City Council of Baltimore v. Dave, Inc. (filed December 30, 2025 in the Circuit Court for Baltimore City, Maryland)

On December 30, 2025, the Mayor and City Council of Baltimore (“City of Baltimore”) filed a complaint against the Company in the Circuit Court for Baltimore City, Maryland, alleging violations of the Baltimore City Consumer Protection Ordinance through unfair and deceptive trade practices related to the Company’s ExtraCash product. The City of Baltimore is seeking injunctive relief, civil penalties, monetary relief and other relief. On January 29, 2026, the Company removed the action to the United States District Court for the District of Maryland.

Litigation Accrual

The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2025, the Company has recorded an aggregate accrual for legal contingencies that are probable and reasonably estimable of $7.8 million. Significant changes in the accrual may be required in future periods as these or other cases progress and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of the matters described above due to, among other things, the fact that they raise difficult factual and legal issues and are subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in these or other matters, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of these or other matters could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

Note 13 Leases

In January 2019, the Company entered into a lease agreement with PCJW Properties LLC (“PCJW”) for office space located in Los Angeles, California. The lease term was seven years, beginning January 1, 2019 and ended December 31, 2025. Monthly rent was $0.02 million, subject to an annual escalation of 5%.

In December 2018, the Company entered into a sublease agreement with PCJW, controlled by Company’s founders (including the Company’s CEO), for general office space next to the aforementioned leased property in Los Angeles, California. The lease term was five years subject to early termination by either party, beginning November 2018 and ending October 2023. In November 2023, the Company extended the sublease for five more years ending October 2028. Under the terms of the sublease, the current monthly rent is $0.007 million, subject to an annual escalation of 4%.

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor.

The Company’s leasing activities are as follows (in thousands):

	For the Year Ended,
	2025	2024
Operating lease cost	$348	$347
Short-term lease cost	-	-
Total lease cost	$348	$347

	For the Year Ended,
	2025	2024
Other information:
Cash paid for operating leases	$386	$369
Weighted-average remaining lease term - operating lease	2.84	2.32
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of December 31, 2025, were as follows (in thousands):

Year	Related-Party Commitment
2026	79
2027	83
2028	72
Total minimum lease payments	$234
Less: imputed interest	$(30)
Total lease liabilities	$204

Note 14 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$40,788	$—	$40,788
Total assets	$—	$40,788	$—	$40,788
Liabilities
Warrant liabilities - public warrants	$6,217	$—	$—	$6,217
Warrant liabilities - private warrants	—	—	5,579	5,579
Earnout liabilities	—	—	4,281	4,281
Total liabilities	$6,217	$—	$9,860	$16,077

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$97	$—	$—	$97
Investments	—	40,473	—	40,473
Total assets	$97	$40,473	$—	$40,570
Liabilities
Warrant liabilities - public warrants	$1,016	$—	$—	$1,016
Warrant liabilities - private warrants	—	—	916	916
Earnout liabilities	—	—	996	996
Total liabilities	$1,016	$—	$1,912	$2,928

The Company had no assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of December 31, 2025 and December 31, 2024.

U.S. Government Securities

The fair value of U.S. government securities is estimated by a third-party pricing service, who employs a rule-based, market-driven methodology to determine fair value for fixed-income instruments. U.S. government securities are categorized in Level 2 of the fair value hierarchy.

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

Public Warrants:

As discussed further in Note 10, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain (loss) related to the change in fair value of the public warrant liability for years ended December 31, 2025, 2024, and 2023 were ($5.2) million, ($0.9) million, and $0.1 million, respectively, and are presented within changes in fair value of public warrant liability in the consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (in thousands):

Opening value at January 1, 2024	$97
Change in fair value during the period	919
Ending value at December 31, 2024	1,016
Change in fair value during the period	5,201
Ending value at December 31, 2025	$6,217

Private Warrants:

As discussed further in Note 10, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain (loss) related to the change in fair value of the private warrant liability for years ended December 31, 2025, 2024, and 2023 were ($4.7) million, ($0.8) million, and $0.1 million, respectively, and are presented within changes in fair value of private warrant liability in the consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2024	$105
Change in fair value during the period	811
Ending value at December 31, 2024	916
Change in fair value during the period	4,663
Ending value at December 31, 2025	$5,579

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the year ended December 31, 2025:

Exercise price	$368
Expected volatility	73.34%
Risk-free interest rate	3.48%
Remaining term	1.01 years
Dividend yield	0%

Earnout Shares Liability:

As part of the recapitalization and business combination in January 2022, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain (loss) related to the change in fair value of the Founder Holder Earnout Shares liabilities for years ended December 31, 2025, 2024, and 2023 were ($3.3) million, ($1.0) million and $0.02 million, respectively, and are presented within changes in fair value of earnout liabilities in the consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2024	$31
Change in fair value during the period	965
Ending value at December 31, 2024	996
Change in fair value during the period	3,285
Ending value at December 31, 2025	$4,281

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the year ended December 31, 2025:

Exercise price	$400-$480
Expected volatility	69.7%
Risk-free interest rate	3.50%
Remaining term	1.01 years
Dividend yield	0%

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.

Note 15 Stockholders’ Equity

As of December 31, 2025, no shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

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

Class A and Class V Common Stock:

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of December 31, 2025, the Company had 12,560,600 and 1,314,082 of Class A Common Stock and Class

V Common Stock issued, respectively. As of December 31, 2025, the Company had 12,236,547 and 1,314,082 of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company recognized $29.9 million, $37.3 million and $26.7 million of stock-based compensation expense arising from stock options, restricted stock unit grants and performance-based restricted stock unit grants which is recorded as a component of compensation and benefits in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2025	558,379	$16.92	5.6	$39,085
Granted	-	$-
Exercised	(109,409)	$6.95
Forfeited	-	$-
Expired	(798)	$22.21
Options outstanding, December 31, 2025	448,172	$19.35	4.9	90,558
Nonvested options, December 31, 2025	238,686	$23.16	5.2	47,319
Vested and exercisable, December 31, 2025	209,486	$15.01	4.6	43,238

At December 31, 2025, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $1.0 million, which is expected to be recognized over a weighted-average remaining period of 2.5 years.

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

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2025	1,200,868	$27.21
Granted	256,064	$108.26
Vested and Released	(621,522)	$39.73
Forfeited	(112,810)	$25.63
Outstanding shares at December 31, 2025	722,600	$51.98

At December 31, 2025, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was $35.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

During the first quarter of 2023, the Company granted 629,454 RSUs to certain employees in six tranches. Each of the six tranches contain service and market conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date and the Company determined the fair value of the RSUs on the grant date to be approximately $3.0 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, risk-free interest rate, and volatility. The derived service periods determined by the valuation for each of the six tranches range from approximately two years to approximately three years. Each tranche will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges related to that particular tranche will be expensed in the period in which the vesting conditions were met.

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

During the third quarter of 2024, the Company's Board of Directors approved a modification to the price targets in the market conditions and the addition of alternative performance conditions for 50,000 unvested RSUs and during the quarter the Company achieved the performance conditions. The modification and achievement of the performance conditions resulted in an incremental cumulative stock-based compensation expense of approximately $0.4 million. As a result of the modification, the RSUs are now classified as performance-based RSUs and included in the activity table below. The 50,000 performance-based RSUs were subject to vesting as of December 31, 2024 and will be considered vested and subsequently issued based upon the achievement of the remaining service requirement as outlined in the award agreements.

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

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2025	338,052	$34.26
Granted	185,055	$91.94
Vested and Released	(210,453)	$34.48
Forfeited	(21,142)	$63.19
Outstanding shares at December 31, 2025	291,512	$68.62

During the year ended December 31, 2024, the Company achieved certain performance conditions as outlined in its grant agreements and recorded a cumulative stock-based compensation expense of approximately $5.6 million. A total of 291,512 performance-based RSUs were subject to vesting as of December 31, 2025 and will be considered vested and subsequently issued to participants based upon the achievement of the remaining service requirements as outlined in the award agreements.

At December 31, 2025, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $11.6 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Note 17 Related-Party Transactions

Leasing Arrangements:

For each of the years ended December 31, 2025, 2024, and 2023, the Company paid $0.4 million under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's CEO) for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of December 31, 2025, under Company’s sublease for the properties located in Los Angeles, California signed with PCJW (in thousands):

Year	Related-Party Commitment
2026	79
2027	83
2028	72
Total minimum lease payments	$234
Less: imputed interest	(30)
Total lease liabilities	$204

The related-party components of the lease right-of-use assets, lease liabilities, both short-term, and long-term, are presented as part of the right-of-use asset and lease liability on the consolidated balance sheets.

Debt Facility:

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC") joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $7.0 million, $7.7 million, and $8.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. For more information about the Debt Facility with VPC, refer to Note 11, Debt Facility.

Legal Services:

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.9 million, $1.3 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 18 Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
Current:
Federal	$2,055	$1,244	$-
State	4,342	1,237	120
Total current	6,397	2,481	120
Deferred:
Federal	(18,630)	-	-
State	(15,605)	-	-
Total deferred	(34,235)	-	-
Provision for (benefit from) income taxes	$(27,838)	$2,481	$120

A reconciliation between the Company’s federal statutory tax rate and its effective tax rate for the years ended December 31, 2025, 2024 and 2023 is as follows (dollars in thousands):

	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Federal statutory tax rate	$35,286	21.0%	12,674	21.0%	(10,163)	21.0%
State and local taxes, net of federal tax effect (a)	(13,429)	-8.0%	155	0.3%	2,976	-6.1%
Tax credits
Research and development tax credits	(5,973)	-3.6%	(5,320)	-8.8%	(3,486)	7.2%
Changes in valuation allowances	(38,887)	-23.1%	(5,592)	-9.3%	5,867	-12.1%
Nontaxable or nondeductible items:
Stock-based compensation	(24,193)	-14.4%	(3,926)	-6.5%	4,614	-9.5%
Nondeductible compensation	15,272	9.1%	3,218	5.3%	1,159	-2.4%
Warrant liability	2,071	1.2%	363	0.6%	(55)	0.1%
Other nontaxable or nondeductible items	717	0.4%	158	0.3%	31	-0.1%
Change in unrecognized tax benefits	1,298	0.8%	737	1.2%	481	-1.0%
Other adjustments
Start-up costs	-	0.0%	-	0.0%	(1,304)	2.7%
Other	-	0.0%	14	0.0%	-	0.0%
Effective tax rate	$(27,838)	-16.6%	$2,481	4.1%	$120	-0.2%
(a) State taxes in California, Georgia, Illinois, New York, and New Jersey make up the majority (greater than 50 percent) of the tax effect in this category.

Income taxes paid (net of refunds) for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Federal	$3,939	$2	$-
States (a)	1,642	(111)	(586)
Total	$5,581	$(109)	$(586)
(a) Some jurisdictions met the 5% disaggregation threshold; however, the related amounts were immaterial

The major components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024, consists of the following (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$6,019	$13,653
Allowance for credit losses	9,328	6,530
Research and development tax credit	12,194	10,477
Accrued expenses	2,302	2,857
Accrued compensation	1,187	1,267
Lease liability	50	159
Stock-based compensation	1,455	1,102
Section 174 research and development expenditures	-	21,721
Other	2,806	1,881
Total deferred tax assets	35,341	59,647
Deferred tax liabilities:
Prepaid expenses	(892)	(756)
Section 174 research and development expenditures	(61)	-
Other	(203)	(233)
Total deferred tax liabilities	(1,156)	(989)
Total net deferred tax assets before valuation allowance	34,185	58,658
Less: valuation allowance	-	(58,658)
Total net deferred taxes	$34,185	$-

As of December 31, 2025, the Company had no federal net operating loss carryforwards and $70.7 million of combined state net operating loss (“NOL”) carryforwards available to offset future taxable income. The state NOLs begin to expire in 2032. We also had federal and state R&D tax credit carryforwards of $11.5 million and $3.1 million at December 31, 2025, respectively. The federal business tax credit carryforwards can be carried forward for 20 years and will expire between 2043 and 2045. The state R&D tax credit carryforwards do not expire. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs and credits in the event of certain changes in ownership of the Company. The Company completed a Section 382 ownership change analysis from inception through December 31, 2024. In addition, the Company monitors ownership changes of significant stockholders on an ongoing basis to assess whether an ownership change has occurred under Section 382. Based on these analyses, one ownership change occurred in 2017. However any annual limitations from the ownership change would not result in attribute carryforward limitations under Section 382. The realization of deferred tax assets is dependent upon future sources of taxable income. In making that assessment, the Company considers both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recorded a valuation allowance against the deferred tax assets, net of deferred tax liabilities, at December 31, 2024 of $58.7 million. Based upon management’s assessment of all available evidence at December 31, 2024, we concluded that it was more-likely-than-not that the deferred tax assets, net of deferred tax liabilities, will not be realized. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, the Company has concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable. As such, the Company released $58.7 million of the valuation allowance associated with the U.S. federal and state deferred tax assets during the year ended December 31, 2025.

A reconciliation of the Company’s gross unrecognized tax benefits as of December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Balance at beginning of year	$2,026	$1,325
Increases to prior positions	57	95
Decreases to prior positions	-	-
Increases for current year positions	1,189	606
Balance at end of year	$3,272	$2,026

As of December 31, 2025, the Company had $3.3 million of gross unrecognized tax benefits related to state income taxes and federal and state research and development tax credits. The unrecognized tax benefits of $3.3 million as of December 31, 2025, would, if recognized, affect the effective tax rate. Although it is possible that the amount of unrecognized tax benefits with respect to the uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized insignificant amounts of interest expense as a component of income tax expense during the years ended December 31, 2025 and 2024. The income tax related accrued interest amounts were also insignificant as of December 31, 2025 and 2024, respectively.

The Company is subject to examination by taxing authorities in the jurisdictions in which it files tax returns, including federal, California, and various other state jurisdictions. The federal statute of limitations remains open for the tax years December 31, 2022 and thereafter. The statute of limitations for California and various other state jurisdictions remains open for the tax years December 31, 2021 and thereafter.

On June 27, 2025, California enacted legislation requiring financial institutions to utilize a single sales factor apportionment method, effective for tax years beginning in 2025. The new law decreased the Company's California apportioned income and state income tax expense in 2025 and was reflected in the Company's consolidated financial statements for the year ended December 31, 2025.

On July 4, 2025, new U.S. tax legislation H.R.1, known as the One Big Beautiful Bill Act ("OBBBA"), was enacted. The OBBBA introduces significant amendments to corporate taxation, including the modification of research and development (R&D) expense capitalization, additional limitations on interest expense deductions, and provisions for accelerated depreciation of fixed assets. During the third quarter of 2025, the Company completed its assessment of the OBBBA and elected to accelerate the amortization of its previously capitalized and unamortized U.S. research and development costs over a one-year period as permitted under the new legislation. As a result of the election, there was a corresponding decrease to the Company's deferred tax assets and income tax payable resulting from the restoration of full expensing of U.S. research and experimentation expenditures. The Company also does not expect any ongoing material impact to its effective tax rate as a result of the OBBBA.

Note 19 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $2.2 million, $2.1 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company’s operations, all of which are located in the United States, collectively support this single-segment structure. No Member individually contributed to 10% or more of the Company’s revenues for the years ended December 31, 2025, 2024 and 2023.

For further information regarding the Company’s products, services, and the accounting policies applied to its reportable segment, refer to Note 2 Significant Accounting Policies.

The key performance measure used by the CODM to make key operating decisions is consolidated net income, as reported in the Consolidated Statement of Operations. This measure is used to assess overall financial performance, identify areas for operation improvement and resource allocation and allocate budget between the provision for credit losses, processing and servicing costs, advertising and marketing, compensation and benefits and other operating expenses. This measure helps to ensure alignment with the Company’s long-term financial objectives and supports consistent evaluation across all business activities.

The segment assets and liabilities reviewed by the CODM are those reported on the Company’s consolidated balance sheets, with particular focus on available liquidity, including cash, cash equivalents, investments, restricted cash, and ExtraCash receivables, offset by current liabilities and outstanding debt.

The following table presents selected financial information with respect to the Company’s single operating and reportable segment for the years ended December 31, 2025, 2024 and 2023:

Dave Inc. Consolidated Statements of Operations (in thousands)
	For the Years Ended December 31,
	2025	2024	2023
Operating revenues:
Service based revenue, net	$511,910	$311,426	$232,241
Transaction based revenue, net	42,272	35,650	26,852
Total operating revenues, net	554,182	347,076	259,093
Operating expenses:
Provision for credit losses	91,040	54,626	58,386
Processing and servicing costs	33,476	29,361	28,124
Financial network and transaction costs	28,210	24,726	22,687
Advertising and activation costs	65,989	53,446	56,662
Employee salaries and bonuses	60,769	59,044	58,721
Capitalized compensation costs	(6,457)	(7,300)	(8,014)
Stock-based compensation	29,896	37,327	26,674
Temporary labor and contractors	6,295	5,066	5,117
Other compensation, benefits and payroll taxes	12,851	11,623	10,805
Technology and infrastructure	12,094	11,011	10,583
Other operating expenses	33,396	33,535	31,548
Total operating expenses	367,559	312,465	301,293
Other (income) expenses:
Interest income	(1,596)	(2,984)	(5,295)
Interest expense	7,043	7,989	11,774
Gain on extinguishment of convertible debt	-	(33,442)	-
Changes in fair value of earnout liabilities	3,285	965	(22)
Changes in fair value of public and private warrant liabilities	9,864	1,729	(260)
Total other (income) expense, net	18,596	(25,743)	6,197
Net income before provision (benefit) for income taxes	168,027	60,354	(48,397)
Provision (benefit) for income taxes	(27,838)	2,481	120
Net income (loss)	$195,865	$57,873	$(48,517)

Other operating expenses primarily include professional services, legal fees and settlements, depreciation and amortization of property and equipment and intangible assets, charitable contributions, insurance, sales tax-related costs, meetings and events, and other general and administrative costs. These costs generally reflect our investments in infrastructure, business development, risk management, and administrative functions, and may vary period to period based on operational needs and strategic initiatives.

Significant noncash items that impact net income include provision for credit losses, stock based compensation, depreciation expense, amortization expense (see Note 7, Intangible Assets, Net), gain on extinguishment of convertible debt (see Note 9, Convertible Note), deferred income taxes (see Note 18, Income Taxes), changes in fair value of earnout liabilities, and changes in fair value of public and private warrant liabilities (see Note 14, Fair Value of Financial Instruments).

Note 21 Treasury Shares

In March 2025, the Company's Board of Directors authorized a share repurchase program under which the Company could repurchase up to $50.0 million of Class A common stock (the "March Repurchase Plan"). During the first quarter of 2025, the Company repurchased 81,370 shares of Class A common stock for an aggregate purchase price of $6.9 million, inclusive of transaction costs.

In August 2025, the Company repurchased 132,155 shares of Class A common stock under the March Repurchase Plan for an aggregate purchase price of $25.0 million, inclusive of transaction costs. All repurchased shares were funded using general corporate funds, were recorded as treasury shares and are carried at cost as a component of stockholders’ equity on the consolidated balance sheets. No treasury shares were retired or reissued during the year.

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

In November 2025, the Company repurchased 60,965 shares of Class A common stock under the August Repurchase Plan for an aggregate purchase price of $11.8 million, inclusive of transaction costs.

As of December 31, 2025, $113.2 million remained available for future repurchases under the current authorization.

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

In February 2026, the Company extended the lease with PCJW for the office space in Los Angeles, California for one year, ending in December 2026. Under the terms of the lease the current monthly rent is $0.03 million.

On February 25, 2026, the Company’s Board of Directors authorized a new share repurchase program to buy back up to $300 million of its outstanding Class A common stock. The new program replaces the existing share repurchase program, which provided for up to $125 million repurchasing authority. As of February 25, 2026, approximately $113.2 million remained available under the existing program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (or persons performing similar functions), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our ICFR as of December 31, 2025 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management concluded that our ICFR was effective as of December 31, 2025 and that we did not identify any material weaknesses in our ICFR as of December 31, 2025.

Our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of our ICFR as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Dave Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 2, 2026

Item 9B. Other Information.

On November 30, 2025, Andrea Mitchell, a member of our Board of Directors, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 30,000 shares of Dave Class A Common Stock between March 5, 2026 and August 23, 2026, subject to the plan's earlier expiration or completion in accordance with its terms.

On December 10, 2025, Dan Preston, a member of our Board of Directors, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 550 shares of Dave Class A Common Stock between June 4, 2026 and December 1, 2026, subject to the plan's earlier expiration or completion in accordance with its terms.

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

The remaining information required by this Item 10 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, CA, PCAOB Auditor ID 34.

The remaining information required by this Item 14 will be included in our Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

10.6†

Second Amendment to the Dave Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the Commission on March 4, 2025).

10.7†	Third Amendment to the Dave Inc. Amended and Restated 2021 Equity Incentive Plan.

10.8†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.9†

Employment Agreement, dated January 3, 2022, by and between Jason Wilk and Dave (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

10.10†

Employment Agreement, dated January 31, 2022, by and between Kyle Beilman and Dave (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2022).

10.11†	Dave Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2022).

10.12	Dave Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2022).

10.13

Amended Non-Employee Director Compensation Policy, dated April 24, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.14

Purchase and Sale Agreement, dated January 4, 2024, by and between Dave Inc. and FTX Ventures Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2024).

10.15+*

Bank Services Agreement, dated July 13, 2020, by and between Evolve Bank & Trust and Dave Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.16+*

First Amendment to Bank Services Agreement, dated August 8, 2024, by and between Evolve Bank & Trust and Dave Operating LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.17+*

Debit Card Issuing Agreement, dated July 13, 2020, by and between Evolve Bank & Trust and Dave Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.18+*

Service Agreement, dated March 18, 2020, by and between Dave, Inc. and Galileo Financial Technologies, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.19+*

First Amendment to Service Agreement, dated January 31, 2023, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.20+

Second Amendment to Service Agreement, dated May 4, 2023, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.21+

Third Amendment to Service Agreement, dated August 13, 2024, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.22+

Fourth Amendment to Service Agreement, dated March 6, 2025, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.23+

Fifth Amendment to Service Agreement, dated March 4, 2025, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.24+

Sixth Amendment to Service Agreement, dated August 28, 2025, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2025).

10.25+

PCI Addendum to Service Agreement, dated October 12, 2022, by and between Dave Operating LLC and Galileo Financial Technologies, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024).

10.26+*

Program Agreement, dated February 27, 2025, by and between Coastal Community Bank and Dave Operating LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.27+

First Amendment to Program Agreement, dated August 4, 2025, by and between Coastal Community Bank and Dave Operating LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2025).

10.28+

Assurance Agreement, dated February 27, 2025, by and among Coastal Community Bank, Dave Inc., and Dave Operating LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

19.1	Dave Inc. Insider Trading Policy.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2022).

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of attorney (included on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

97.1†	Dave Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

March 2, 2026	DAVE INC.

	By:	/s/ Jason Wilk
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

Signature	Title	Date

/s/ Jason Wilk	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Jason Wilk

/s/ Kyle Beilman	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 2, 2026
Kyle Beilman

/s/ Brendan Carroll	Director	March 2, 2026
Brendan Carroll

/s/ Nima Khajehnouri	Director	March 2, 2026
Nima Khajehnouri
/s/ Andrea Mitchell	Director	March 2, 2026
Andrea Mitchell

/s/ Michael Pope	Director	March 2, 2026
Michael Pope

/s/ Dan Preston	Director	March 2, 2026
Dan Preston

/s/ Yadin Rozov	Director	March 2, 2026
Yadin Rozov