Form 10-Q
period 2026-03-31
Dave Inc./DE
filed 2026-05-05
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______

Commission file number: 001-40161

DAVE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1481509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1265 South Cochran Ave Los Angeles, CA	90019
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (844) 857-3283

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Class A common stock, par value $0.0001	DAVE	The Nasdaq Stock Market LLC
Redeemable warrants, each lot of 32 warrants exercisable for one share of Class A common stock at an exercise price of $368	DAVEW	The Nasdaq Stock Market LLC

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

As of April 20, 2026, there were 12,636,840 shares of Class A common stock, $0.0001 par value, issued and 11,400,165 shares of Class A common stock outstanding. As of April 20, 2026, there were 1,314,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DAVE INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Annual Report”), as further updated in Part II, Item 1A "Risk Factors" in this Form 10-Q and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this report involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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
•
investigations, claims, disputes, enforcement actions, arbitration, litigation and/or other regulatory or legal proceedings, including the Department of Justice’s lawsuit against Dave; and
•
the possibility that Dave may be adversely affected by other macroeconomic factors, including regulatory uncertainty, fluctuating interest rates, inflation, unemployment rates, consumer sentiment, market volatility and business, and/or competitive factors.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,327	$80,523
ExtraCash receivables, net of allowance for credit losses of $38,033 and $37,641 as of March 31, 2026 and December 31, 2025, respectively	279,144	297,307
Investments	42,604	40,788
Prepaid expenses and other current assets	24,551	18,078
Total current assets	479,626	436,696
Property and equipment, net	429	474
Lease right-of-use assets (related-party of $416 and $195 as of March 31, 2026 and December 31, 2025, respectively)	416	195
Intangible assets, net	13,693	13,670
Restricted cash	1,841	1,841
Deferred tax assets, net	34,163	34,185
Other non-current assets	361	357
Total assets	$530,529	$487,418
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$6,733	$8,358
Accrued expenses	13,299	13,047
Debt facility, current	75,000	75,000
Lease liabilities, short-term (related-party of $301 and $63 as of March 31, 2026 and December 31, 2025, respectively)	301	63
Legal settlement accrual	7,886	7,838
Income taxes payable	11,757	1,651
Other current liabilities	9,367	8,040
Total current liabilities	124,343	113,997
Lease liabilities, long-term (related-party of $124 and $141 as of March 31, 2026 and December 31, 2025, respectively)	124	141
Convertible notes, net of discount and issuance costs	192,781	-
Warrant and earnout liabilities	4,577	16,077
Other non-current liabilities	4,923	4,476
Total liabilities	$326,748	$134,691
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 12,636,398 and 12,560,600 shares issued at March 31, 2026 and December 31, 2025, respectively 11,399,723 and 12,236,547 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,314,082 shares issued and outstanding at March 31, 2026 and December 31, 2025;	-	-
Additional paid-in capital	334,295	352,664
Treasury shares, at cost (Class A common stock, 1,187,112 and 274,490 shares at March 31, 2026 and December 31, 2025, respectively)	(232,165)	(43,730)
Accumulated other comprehensive income	296	374
Retained earnings	101,354	43,418
Total stockholders’ equity	$203,781	$352,727
Total liabilities, and stockholders’ equity	$530,529	$487,418

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

	As of March 31, 2026	As of December 31, 2025
Assets
Cash and cash equivalents	$10,325	$30,935
Investments	20,119	19,964
ExtraCash receivables, net of allowance for credit losses	235,357	206,595
Debt facility commitment fee, current	122	162
Total assets	$265,923	$257,656
Liabilities
Accounts payable	$552	$560
Debt facility, current	75,000	75,000
Total liabilities	$75,552	$75,560

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except per share data)

(unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating revenues:
Service based revenue, net	$147,587	$97,851
Transaction based revenue, net	10,827	10,128
Total operating revenues, net	158,414	107,979
Operating expenses:
Provision for credit losses	26,586	10,603
Processing and servicing costs	9,560	6,987
Financial network and transaction costs	7,752	7,039
Advertising and activation costs	14,260	11,930
Compensation and benefits	27,590	27,251
Technology and infrastructure	3,395	2,726
Other operating expenses	9,705	6,294
Total operating expenses	98,848	72,830
Other (income) expenses:
Interest income	(824)	(431)
Interest expense	1,729	1,758
Changes in fair value of earnout liabilities	(3,190)	(398)
Changes in fair value of public and private warrant liabilities	(8,309)	352
Total other (income) expense, net	(10,594)	1,281
Net income before provision for income taxes	70,160	33,868
Provision for income taxes	12,224	5,056
Net income	$57,936	$28,812

Net income per share:
Basic	$4.31	$2.19
Diluted	$4.02	$1.97
Weighted-average shares used to compute net income per share
Basic	13,434,862	13,126,286
Diluted	14,399,635	14,646,526

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$57,936	$28,812
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(78)	8
Comprehensive income	$57,858	$28,820

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	12,236,547	$1	1,314,082	$-	$352,664	$(43,730)	$374	$43,418	$352,727
Issuance of Class A common stock in connection with stock plans	114,648	-	-	-	63	-	-	-	63
Shares withheld related to net share settlement	(38,850)	-	-	-	(8,170)	-	-	-	(8,170)
Repurchase of Class A common stock	(912,622)	-	-	-	-	(188,435)	-	-	(188,435)
Stock-based compensation	-	-	-	-	7,102	-	-	-	7,102
Purchases of capped calls	-	-	-	-	(17,364)	-	-	-	(17,364)
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	-	(78)	-	(78)
Net income	-	-	-	-	-	-	-	57,936	57,936
Balance at March 31, 2026	11,399,723	$1	1,314,082	$-	$334,295	$(232,165)	$296	$101,354	$203,781

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	11,501,965	$1	1,514,082	$-	$335,326	$-	$221	$(152,447)	$183,101
Issuance of Class A common stock in connection with stock plans	488,351	-	-	-	304	-	-	-	304
Shares withheld related to net share settlement	(132,312)	-	-	-	(13,319)	-	-	-	(13,319)
Repurchase of Class A common stock	(81,370)	-	-	-	-	(6,960)	-	-	(6,960)
Stock-based compensation	-	-	-	-	7,517	-	-	-	7,517
Unrealized gain (loss) on available-for-sale securities	-	-	-	-	-	-	8	-	8
Net income	-	-	-	-	-	-	-	28,812	28,812
Balance at March 31, 2025	11,776,634	$1	1,514,082	$-	$329,828	$(6,960)	$229	$(123,635)	$199,463

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating activities
Net income	$57,936	$28,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,624	1,537
Provision for credit losses	26,586	10,603
Changes in fair value of earnout liabilities	(3,190)	(398)
Changes in fair value of public and private warrant liabilities	(8,309)	352
Stock-based compensation	7,102	7,517
Non-cash interest expense from the convertible notes	85	-
Deferred income taxes	22	-
Non-cash lease expense	-	(11)
Changes in fair value of marketable securities and investments	-	59
Changes in operating assets and liabilities:
ExtraCash receivables, service based revenue	(1,739)	(3,324)
Prepaid expenses and other current assets	(6,514)	96
Accounts payable	(1,639)	(466)
Accrued expenses	(151)	(4,450)
Income taxes payable	10,106	4,682
Legal settlement accrual	48	54
Other current liabilities	(384)	(125)
Other non-current liabilities	447	313
Other non-current assets	(4)	(4)
Net cash provided by operating activities	82,026	45,247

Investing activities
Payments for internally developed software costs	(1,542)	(1,370)
Purchase of property and equipment	(19)	(37)
Net originations, purchases and collections of ExtraCash receivables	(6,684)	(26,094)
Purchase of investments	(25,961)	(37,855)
Sale and maturity of investments	24,067	37,300
Purchase of marketable securities	-	(1)
Net cash used in investing activities	(10,139)	(28,057)

Financing activities
Repurchases of Class A common stock	(186,724)	(6,891)
Proceeds from issuance of common stock for stock option exercises	63	304
Proceeds from issuance of convertible notes, net	193,079	-
Purchase of capped calls	(17,331)	-
Payment of taxes for shares withheld related to net share settlement	(8,170)	(13,319)
Net cash used in financing activities	(19,083)	(19,906)

Net increase (decrease) in cash and cash equivalents and restricted cash	52,804	(2,716)
Cash and cash equivalents and restricted cash, beginning of the period	82,364	51,377
Cash and cash equivalents and restricted cash, end of the period	$135,168	$48,661

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$-	$20
Operating lease right of use assets recognized	$311	$-
Operating lease liabilities recognized	$311	$-
Convertible notes and capped call issuance costs in accounts payable and accrued liabilities	$417	$-
Accrued excise taxes for repurchases of Class A common stock	$1,711	$69

Supplemental disclosure of cash paid (received) for:
Income taxes	$1,518	$(33)
Interest	$1,610	$1,733

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$133,327	$47,002
Restricted cash	1,841	1,659
Total cash, cash equivalents, and restricted cash, end of the period	$135,168	$48,661

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

ExtraCash: ExtraCash provides Members with up to $500 of short-term liquidity (in the form of discretionary overdraft through a bank partner) to bridge liquidity gaps between paychecks, offered through FDIC-insured bank partners. The product operates without interest charges, late fees, or credit checks. The Company's proprietary AI-powered underwriting engine, CashAI, analyzes checking account transaction data in real-time to determine eligibility and approval amounts without requiring FICO scores or credit bureau data. Settlements are scheduled based on forecasted paycheck dates, with average settlement periods of approximately 12 days.

In February 2025, the Company completed the transition to a simplified fee structure, replacing the prior optional tip and express fee model with a mandatory overdraft service fee equal to the greater of $5 or 5% of the transfer amount. Instant transfers to Dave Checking accounts incur no additional fees. The Company manages underwriting, fraud mitigation, payment processing, servicing, and collections.

Dave Checking: Dave Checking is a digital demand deposit account offered through bank partners with no account minimums, no monthly fees, and FDIC pass-through insurance. Members can open a Dave Checking account in minutes through our mobile application, add funds, and begin spending using a virtual or physical Dave branded Mastercard debit card (the "Dave Debit Card"). The Dave Debit Card can be used for everyday purchases as well as no-fee withdrawals at over 40,000 MoneyPass ATM network locations. Members with qualifying direct deposits can access their paycheck up to two business days early. Revenue from Dave Checking is primarily driven by merchant interchange fees, Mastercard incentives, interest on deposits paid by our partner banks, and other ancillary fees.

Personal Financial Management: The Company offers a suite of personal financial management tools through a monthly membership, including automated budgeting, savings goals with round-up functionality, and an income opportunity service to help with supplemental work. In June of 2025, the Company increased the monthly membership fee from $1 to $3 for new Members. Members enrolled prior to this change are grandfathered at their existing rate.

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

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Service based revenue, net
Processing and overdraft service fees, net	$133,588	$83,448
Tips	-	7,496
Subscriptions	13,945	6,817
Other	54	90
Transaction based revenue, net
Interchange revenue, net	6,201	5,885
ATM revenue, net	659	794
Other	3,967	3,449
Total operating revenues, net	$158,414	$107,979

Service Based Revenue, Net

Service based revenue, net primarily consists of processing and overdraft service fees, optional tips, and subscriptions charged to Members, net of processor costs associated with ExtraCash originations. The Company operates concurrent receivable programs where receivables originated and held under legacy arrangements are accounted for as financial receivables in accordance with ASC 310, Receivables. Receivables originated and subsequently purchased under partner arrangements meet the criteria of sales accounting in accordance with ASC 860, Transfers and Servicing, and are accounted for as purchases of financial assets. These receivables are purchased at par value, which approximates the fair value, within one business day since the initial origination of the loans to Members. Processing and overdraft service fees, net and tips are recognized under the effective interest method for both arrangements.

Processing and Overdraft Service Fees, Net

Processing and overdraft service fees apply in connection with a Members' use of ExtraCash. The Company's new fee model, rolled out to all Members in February 2025, is a mandatory overdraft service fee. For accounting purposes, these fees are considered non-refundable origination fees and are recognized as revenue over the average expected contractual term of the related ExtraCash transactions.

Costs incurred by the Company to originate ExtraCash are treated, for accounting purposes, as direct origination costs. These direct origination costs are netted against ExtraCash-related income over the average expected contractual term of an ExtraCash. Direct origination costs recognized as a reduction of ExtraCash-related income during the three months ended March 31, 2026 and 2025 were $1.8 million and $1.1 million, respectively.

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

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions of Members' funds, volume support from a certain co-branded agreement, dormant account fees, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from Members' usage of out-of-network ATMs reduced by related ATM transaction costs during the three months ended March 31, 2026 and 2025 were $0.7 million and $0.8 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three months ended March 31, 2026 and 2025 were $0.6 million and $0.5 million, respectively.

Processing and Servicing Costs

Processing and servicing costs consist of amounts paid to third-party processors for the recovery of ExtraCash, tips, processing fees, overdraft service fees and subscriptions. These expenses also include fees paid for services to connect Members' bank accounts to the Company’s application. Except for processing and service fees associated with ExtraCash originations, which are recorded net against processing and service fee revenue, all other processing and service fees are expensed as incurred.

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

Investments

Investments consist of corporate bonds and notes and government securities and are classified as “available-for-sale” as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of investments is determined by quoted prices in active markets with unrealized gains and losses, net of tax (other than credit related impairment) reported as a separate component of other comprehensive income. For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the condensed consolidated statements of comprehensive income. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pre-tax basis).

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

Allowance for Credit Losses

ExtraCash receivables from contracts with Members as of the balance sheet dates are recorded at their original origination or purchased amounts, inclusive of outstanding processing fees, overdraft service fees and tips, and reduced by an allowance for expected credit losses. The Company pools its ExtraCash receivables, all of which are short-term (average term of approximately 12 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers’ payment behavior, it determined that its historical loss rates remain most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for expected credit losses at the time of the ExtraCash origination. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the condensed consolidated statements of operations.

When the Company determines that an ExtraCash receivable is not collectible, or after 120 days from origination has passed, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for expected credit losses. Based on the average ExtraCash receivables term of approximately 12 days, ExtraCash receivables outstanding 13 or more days from origination may be considered past due. Any change in circumstances related to a specific Member ExtraCash receivables may result in an additional allowance for expected credit losses being recognized in the period in which the change occurs.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the condensed consolidated statements of operations. Capitalized costs for the three months ended March 31, 2026 and 2025 were $1.5 million and $1.4 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, ExtraCash receivables, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the FDIC insured limits were $134.2 million at March 31, 2026 and $81.4 million at December 31, 2025. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its investments are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

We rely on agreements with Evolve Bank & Trust, our primary bank partner, and Coastal Community Bank to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members.

No Member individually exceeded 10% or more of the Company’s ExtraCash receivables balance as of March 31, 2026 and December 31, 2025.

Leases

ASC 842, Leases (“ASC 842”) requires lessees to recognize most leases on the condensed consolidated balance sheet with a corresponding right-of-use asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. Leases are classified as financing or operating which will drive the expense recognition pattern. Lease payments on short-term leases are recognized as expense on a straight-line basis over the lease term. At the time of a lease abandonment, the operating lease right-of-use asset is derecognized, while the corresponding lease liability is evaluated by the Company based on any remaining contractual obligations as of the lease abandonment date.

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

Derivative Financial Instruments and Embedded Features

The Company evaluates financial instruments and contracts for embedded features that require separate accounting as derivatives under ASC 815-15. An embedded feature is separated from its host contract and accounted for as a derivative instrument when (i) the economic characteristics and risks of the embedded feature are not clearly and closely related to those of the host contract, (ii) the hybrid instrument is not remeasured at fair value through earnings, and (iii) the embedded feature, if freestanding, would meet the definition of a derivative under ASC 815-10.

Embedded derivatives requiring bifurcation are initially measured at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The Company evaluates equity-linked contracts, including conversion features and capped call transactions, under ASC 815-40 to determine whether they qualify for the scope exception from derivative accounting. Contracts that are indexed to the Company's own stock and meet the criteria for equity classification are recorded in stockholders' equity at fair value upon issuance and are not remeasured in subsequent periods unless the equity classification criteria cease to be met.

See Note 8, Convertible Notes for further details on the Company's derivative and equity-linked instruments.

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

Performance-Based Restricted Stock Unit Awards:

The Company grants performance-based RSUs subject to the attainment of defined performance conditions, market conditions, or a combination thereof, and continued employment through specified vesting dates. Performance conditions include specific adjusted EBITDA targets and share price targets, and the actual number of shares earned may range from 0% to 200% of the target shares granted. For awards subject to performance conditions, compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance metrics will be satisfied. The Company reassesses the probability of vesting at each reporting period and records cumulative adjustments to compensation expense accordingly. For awards subject to a combination of performance and market conditions, such as relative total shareholder return metrics measured against a designated benchmark index, the grant-date fair value is estimated using a Monte Carlo simulation model, and compensation cost is recognized when the Company concludes it is probable that the performance conditions will be satisfied, regardless of whether the market condition is achieved, over the requisite service period, provided that the requisite service has been provided. Grant-date fair values are not subsequently remeasured. The Company recognizes forfeitures as they occur. These costs are a component of stock-based compensation expense presented within compensation and benefits in the condensed consolidated statements of operations.

Advertising and Activation Costs

Advertising costs are expensed as incurred. Advertising costs consist primarily of expenses related to digital marketing, paid social media, influencer partnerships, content marketing and referral programs. Advertising costs for the three months ended March 31, 2026 and 2025, were $12.4 million and $10.3 million, respectively, and are presented within advertising and activation costs in the condensed consolidated statements of operations. Activation costs, which consist primarily of expenses incurred to onboard and activate new users, are also expensed as incurred. Activation costs for the three months ended March 31, 2026 and 2025, were $1.9 million and $1.6 million, respectively, and are presented within advertising and activation costs in the condensed consolidated statements of operations.

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

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that those taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the Company's estimated annual pre-tax income in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company's tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The following table presents the relationship between provision for income taxes and net income before provision for income taxes (in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net income before provision for income taxes	$70,160	$33,868
Provision for income taxes	$(12,224)	$(5,056)
Effective income tax rate	17.4%	14.9%

The provision for income tax expense recorded during the three months ended March 31, 2026 and 2025, primarily relates to federal and state taxes on earnings, partially offset by favorable stock-based compensation deductions in both periods.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $3.5 million and $3.3 million of uncertain tax positions as of March 31, 2026 and December 31, 2025, respectively, related to state income taxes, and federal and state research and development tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the condensed consolidated statement of operations. The Company recognized insignificant amounts of interest expense as a component of income tax expense within the condensed consolidated statement of operations during the three months ended March 31, 2026 and 2025. Additionally, income tax-related accrued interest was insignificant as of March 31, 2026 and December 31, 2025.

Segment Information

The Company determines its operating segment based on how its chief operating decision makers manage operations, make operating decisions, and evaluate operating performance. The Company has determined that the Chief Operating Decision Maker (“CODM”) is a joint role shared by the Chief Executive Officer and Chief Financial Officer. Based upon the way the CODM reviews financial information and makes operating decisions and considering that the CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, the operations of the Company constitute a single operating segment and reportable segment. Refer to Note 18 Segment Information in the accompanying notes to the condensed consolidated financial statements for further details.

Net Income Per Share Attributable to Stockholders

The Company computes net income per share utilizing the two-class method for participating securities. The rights, including the liquidation and dividend rights, of the holders of the Class A common stock, par value $0.0001 per share ("Class A Common Stock"), and Class V common stock, par value $0.0001 per share ("Class V Common Stock"), are identical, except with respect to voting (the Class V Common Stock and together with the Class A Common Stock, the “Common Stock”). The Convertible Notes are considered participating securities as the holders of the Convertible Notes participate in cash dividends, if such cash dividends per share exceed the Company's last reported stock price. The undistributed earnings are allocated between Common Stock and participating securities as if all earnings had been distributed during the period presented, if the condition on which participation is satisfied as of the reporting date.

Basic net income attributable to holders of Common Stock per share is calculated by dividing net income attributable to holders of Common Stock by the weighted-average number of shares outstanding.

The Company applies the if-converted method prescribed by ASU 2020-06 to determine the dilutive effect, if any, of the 2031 Notes on diluted earnings per share, and does so regardless of whether the contingent conversion triggers described in Note 8, Convertible Notes, have been met.

Because the 2031 Notes are non-interest bearing, no interest expense is added back to the numerator. Because the principal amount is required to be settled in cash in all circumstances, with only the conversion value in excess of the principal (the "conversion premium") settleable in cash, shares, or a combination at the Company's election, the denominator is increased only by the incremental shares necessary to settle the conversion premium, determined using the average market price of the Company's Class A common stock during the period. Applied to an instrument with a cash-settled principal and net-share-settled premium, the if-converted method produces a dilutive effect substantially consistent with the result that would be obtained under the treasury stock method.

For the three months ended March 31, 2026, the average market price per share of the Company's Class A common stock did not exceed the initial conversion price per share. Accordingly, the conversion premium was zero and no incremental shares related to the 2031 Notes were included in the diluted earnings per share computation. The maximum number of shares issuable upon conversion of the 2031 Notes, including potential adjustments under the make-whole fundamental change provisions, is reflected in the table of potentially dilutive securities excluded from the diluted EPS computation above.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to holders of common stock (in thousands, except share data):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Numerator
Net income attributed to common stockholders—basic and diluted	$57,936	$28,812

Denominator
Weighted-average shares of common stock—basic	13,434,862	13,126,286
Dilutive effect of stock options	183,717	415,521
Dilutive effect of RSU	781,056	1,104,719
Weighted-average shares of common stock—diluted	14,399,635	14,646,526

Net income per share
Basic	$4.31	$2.19
Diluted	$4.02	$1.97

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Equity incentive awards	565,329	225,876
Convertible notes¹	716,500	-
Capped call²	716,500	-
Total	1,998,329	225,876

¹ Represents the base conversion of shares issuable upon conversion of the 2031 Notes, subject to potential conversion rate adjustments under the make-whole fundamental change provisions. Based on the initial conversion rate of 3.5825 shares per $1,000 principal amount, the base conversion would result in approximately 716,500 shares issuable. See Note 8, Convertible Notes.

² Represents the shares of Class A common stock underlying the Capped Call Transactions. Those shares are intended to offset the dilutive impact of Convertible Notes when Dave's stock price remains below the cap price of $421.34. See Note 8, Convertible Notes and Note 14, Stockholders' Equity.

In addition to the amounts in the table above, the Company excluded 11,444,235 public and private warrants and 49,563 earnout shares that were potentially dilutive from the computation of diluted net income for the three months ended March 31, 2026 and 2025, as including them would have been antidilutive. In connection with the 1-for-32 reverse stock split effected on January 4, 2023, 32 warrants are exercisable for one share of Class A Common Stock. Refer to Note 9 Warrant Liabilities and Note 13 Fair Value of Financial Instruments for further details.

Capped Call Transactions

The Capped Call Transactions are expected to reduce the potential economic dilution to the Company's Class A common stock upon conversion of the 2031 Notes when the market price of the Company's Class A common stock is between the initial conversion price of approximately $279.13 per share and the cap price of $421.34 per share. However, because the Capped Call Transactions are purchased call options held by the Company on its own stock, their inclusion in the calculation of diluted earnings per share would be antidilutive until the per share price exceeds the cap price and, accordingly, they are excluded from the computation. As a result, the reported diluted earnings per share does not reflect the anti-dilutive economic effect of the Capped Call Transactions.

Convertible Notes

The Company applies the if-converted method to calculate the potential dilutive effect of the 2031 Notes on diluted earnings per share. Because the 2031 Notes are non-interest bearing and the principal amount must be settled in cash upon conversion, no interest expense is added back to the numerator. Only the conversion premium (the excess of conversion value over the principal amount) is reflected in the denominator, calculated based on the incremental shares needed to settle the premium using the average market price of the Company's Class A common stock during the period.

The Company considers the potential dilutive effect of the 2031 Notes in its diluted earnings per share calculation regardless of whether the contingent market price conversion triggers have been met, as the 2031 Notes are contingently convertible instruments with a market price trigger.

For the three months ended March 31, 2026, the average market price of the Company's Class A common stock during the period the 2031 Notes did not exceed the initial conversion price. As a result, the conversion premium was zero and no incremental shares related to the 2031 Notes were included in the diluted earnings per share calculation for the period. The maximum number of shares potentially issuable upon conversion of the 2031 Notes, including potential adjustments under the make-whole fundamental change provisions, is reflected in the table of potentially dilutive securities excluded from the diluted EPS computation above.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date. Together, these amendments require entities to disclose, for each relevant income statement expense caption, the amounts of inventory purchases, employee compensation, and depreciation and intangible asset amortization, as well as total selling expenses and the entity’s definition of selling expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and application permitted on a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows and expects the impact to be limited to additional disclosures in the notes to its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify the accounting for share-based payment awards issued to customers, including revising the definition of a performance condition, narrowing the scope of awards accounted for under Topic 718 versus Topic 606, and providing guidance on measuring and presenting the effects of such awards. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted and transition allowed on a modified retrospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows and is evaluating the impact on its revenue and share-based compensation-related disclosures, including any share-based consideration arrangements with customers.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates references to traditional software development stages, clarifies the capitalization threshold for internal-use software costs, and supersedes Subtopic 350-50 by incorporating website development cost guidance into Subtopic 350-40. The amendments require capitalization of internal-use software costs once management authorizes funding and it is probable that the project will be completed and placed into service for its intended use, provided there is no significant development uncertainty, and they align disclosure requirements for capitalized and amortized software costs with those in ASC 360-10. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied on a prospective, modified retrospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows, but is evaluating the impact on its accounting policies, financial statements and related disclosures for capitalized internal-use software costs.

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

Recently Adopted Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than extinguishments. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, and may be applied on either a prospective or retrospective basis, with early adoption permitted. The Company adopted ASU 2024-04 effective January 1, 2026 on a prospective basis. The adoption of this guidance did not have an impact on the Company's consolidated financial position, results of operations, or cash flows, as no conversions or settlements of the 2031 Notes occurred during the three months ended March 31, 2026.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting entities to assume that current economic conditions at the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets arising from revenue transactions within the scope of ASC 606. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected the practical expedient. As a public business entity, the Company is not eligible for the separate accounting policy election available to certain nonpublic entities to consider subsequent collection activity. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Note 3 Investments

Below is a summary of investments, which are measured at fair value as of March 31, 2026 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	42,258	346	-	42,604
Total	$42,258	$346	$-	$42,604

Below is a summary of investments, which are measured at fair value as of December 31, 2025 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	40,364	424	-	40,788
Total	$40,364	$424	$-	$40,788

Net realized gains on the sale of investments, recorded as a component of interest income in the condensed consolidated statements of operations, were $0 and $0.006 million for the three months ended March 31, 2026 and 2025, respectively. Accrued interest of $0 and $0.04 million is included in investments within the condensed consolidated balance sheets for the periods ended March 31, 2026 and 2025, respectively.

There were no unrealized losses on the available-for-sale investment securities as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$42,258	$42,604
Due after one year through five years	$-	$-
Total	$42,258	$42,604

Note 4 Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Partner receivables	6,490	3,971
Prepaid expenses	5,106	3,927
Rebate receivables	4,177	4,054
Bank partner deposit balances	4,020	3,618
Card inventory & card postage deposit	2,011	1,053
Other	2,747	1,455
Total	$24,551	$18,078

Partner receivables represent amounts due from strategic partners for contractual reimbursements and credits earned under partnership agreements, primarily related to the Company's checking product. These receivables increased $2.5 million from December 31, 2025, reflecting higher transaction volume during the quarter and the normal billing cycle, under which a significant portion of annual partner payments are received in the fourth quarter, resulting in a lower year-end balance that rebuilds during the first quarter. Partner receivables are typically collected within 60 days of the contract year-end and are not subject to significant credit risk.

Prepaid expenses primarily consist of prepaid software subscriptions, insurance premiums, marketing commitments, and professional services, which are amortized to expense over the period benefited, generally 12 months or less. The Company evaluates prepaid expenses for realizability on a quarterly basis.

Rebate receivables represent volume-based rebates and credits earned from technology vendors and service providers.

Note 5 ExtraCash Receivables, Net

ExtraCash receivables, net, represent outstanding ExtraCash originations, processing fees, tips and overdraft service fees, less an allowance for credit losses.

Below is a detail of ExtraCash receivables, net as of March 31, 2026 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$210,249	$(2,998)	$207,251
11-30	74,119	(11,573)	62,546
31-60	13,504	(8,261)	5,243
61-90	9,574	(7,210)	2,364
91-120	9,731	(7,991)	1,740
Total	$317,177	$(38,033)	$279,144

Below is a detail of ExtraCash receivables, net as of December 31, 2025 (in thousands):

Days From Origination	Gross ExtraCash Receivables	Allowance for Credit Losses	ExtraCash Receivables, Net
1-10	$242,091	$(3,006)	$239,085
11-30	56,897	(8,851)	48,046
31-60	13,093	(7,942)	5,151
61-90	11,893	(8,888)	3,005
91-120	10,974	(8,954)	2,020
Total	$334,948	$(37,641)	$297,307

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2026	$37,641
Plus: provision for credit losses	26,586
Plus: amounts recovered	5,226
Less: amounts written-off	(31,420)
Ending allowance balance at March 31, 2026	$38,033

Opening allowance balance at January 1, 2025	$22,703
Plus: provision for credit losses	10,603
Plus: amounts recovered	3,707
Less: amounts written-off	(16,938)
Ending allowance balance at March 31, 2025	$20,075

The provision for credit losses for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025, primarily due to ExtraCash origination volume growth to approximately $2.1 billion from $1.5 billion, driven by strong Member demand and platform expansion. Credit performance during the period remained steady and consistent with expectations given portfolio maturation, growth dynamics, and the Company's strategic emphasis on gross profit optimization.

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		March 31, 2026			December 31, 2025
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$33,695	$(20,050)	$13,645	$32,344	$(18,724)	$13,620
Domain name	15.0 Years	121	(73)	48	121	(71)	50
Intangible assets, net		$33,816	$(20,123)	$13,693	$32,465	$(18,795)	$13,670

The future estimated amortization expense as of March 31, 2026, were as follows (in thousands):

	IDS	Domain
2026 (remaining)	$3,728	$6
2027	4,974	8
2028	3,019	8
2029	1,921	8
Thereafter	3	18
Total future amortization	$13,645	$48

Amortization expense for the three months ended March 31, 2026 and March 31, 2025 was $1.52 million and $1.4 million, respectively. No significant impairment charges were recognized related to long-lived assets for the three months ended March 31, 2026 and 2025.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued professional and program fees	$8,048	$4,696
Accrued compensation	3,280	5,518
Sales taxes payable	1,469	1,314
Accrued charitable contributions	-	1,034
Accrued negative account balances	210	141
Other	292	344
Total	$13,299	$13,047

Accrued compensation consists primarily of accrued salaries, wages, payroll taxes, bonuses, and employee benefits earned but not yet paid. Accrued professional and program fees consist primarily of amounts owed to third party service providers, including legal, accounting, consulting, and program-related vendors.

Prior to the second quarter of 2025, accrued charitable contributions included amounts the Company had pledged related to charitable meal donations. The Company used a portion of tips received to make charitable cash donations to third parties who use the funds to provide meals to those in need. In February 2025, the Company discontinued the optional tips feature from Dave's business model. For the three months ended March 31, 2026 and 2025, the Company pledged $0 and $0.5 million related to charitable donations, respectively. These costs are expensed as incurred and are presented within other operating expenses in the condensed consolidated statements of operations.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Forward commitment liability	$3,244	$3,617
Deferred transaction costs	3,150	3,150
Unearned revenue	604	606
Other	2,369	667
Total	$9,367	$8,040

Forward commitment liability represents the Company's obligation to purchase ExtraCash receivables originated under a bank partner arrangement that have not yet been purchased by the Company as of the balance sheet date. Deferred transaction costs include transaction costs associated with the transactions consummated on January 5, 2022 as contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 among VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Dave Inc., a Delaware corporation and other entities (the “Business Combination"). These transaction costs were also capitalized and included within additional paid-in capital in the consolidated balance sheets.

Note 8 Convertible Notes

On March 9, 2026, the Company completed a private offering of $200.0 million aggregate principal amount of its 0% Convertible Senior Notes due 2031 (the “2031 Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2031 Notes include $25.0 million in aggregate principal amount issued pursuant to the full exercise of the initial purchasers’ option to purchase additional notes. The 2031 Notes are general unsecured, senior obligations of the Company and do not bear regular interest. The 2031 Notes will mature on April 1, 2031, unless earlier repurchased, redeemed, or converted.

The net proceeds from the offering were approximately $193.4 million, after deducting initial purchasers’ discounts and before deducting offering expenses. The Company used approximately $17.3 million of the net proceeds to fund the cost of the Capped Call Transactions described below, approximately $70.5 million to repurchase 334,600 shares of the Company’s Class A common stock in privately negotiated transactions effected through J.P. Morgan Securities LLC as agent, and the remaining net proceeds are expected to be used for general corporate purposes, including additional share repurchases under the Company’s share repurchase program.

Conversion Rights

The 2031 Notes are convertible into shares of the Company’s Class A common stock based on an initial conversion rate of 3.5825 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $279.13 per share), subject to adjustment upon the occurrence of certain events. Holders may convert their 2031 Notes at their option prior to the close of business on the business day immediately preceding January 1, 2031, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2026, if the last reported sale price of the Company’s Class A common stock exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading day period ending on and including the last trading day of the immediately preceding calendar quarter (the “Sale Price Condition”);
•
during the five business day period after any ten consecutive trading day measurement period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share and the conversion rate on each such trading day (the “Trading Price Condition”);
•
if the Company calls any or all of the notes for redemption, with respect to the notes called for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•
upon the occurrence of certain corporate events described in the indenture governing the 2031 Notes.

On or after January 1, 2031, holders may convert at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Make-Whole Fundamental Change

The conversion rate may be increased for holders converting in connection with certain circumstances described in the indenture.

Settlement upon Conversion

Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes being converted and pay or deliver, as applicable, cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount. The conversion value in excess of the principal amount will be calculated based on the sum of the daily volume-weighted average prices during a 40 consecutive VWAP trading day observation period.

Optional Redemption

The Company may redeem the 2031 Notes, in whole or in part, for cash on or after April 6, 2029 and prior to the 41st scheduled trading day immediately preceding the maturity date, at a cash redemption price equal to 100% of the principal amount plus any accrued and unpaid interest, if (i) certain liquidity conditions are satisfied and (ii) the last reported sale price per share has been at least 130% of the then-effective conversion price for at least 20 trading days during any 30 consecutive trading day period, including the trading day immediately preceding the date the Company provides the redemption notice.

Special Interest

The 2031 Notes do not bear regular interest. Special interest may accrue from time to time in certain circumstances as described in the indenture.

In accordance with ASC 470-20, as amended by ASU 2020-06, the Company accounts for the 2031 Notes as a single liability measured at amortized cost. No separate equity component was recognized. The embedded conversion feature was not bifurcated because it met the scope exception under ASC 815-10-15-74(a) as indexed to the Company’s own stock and equity-classified under ASC 815-40. The embedded special interest feature, while meeting the definition of a derivative requiring bifurcation, was assigned an insignificant fair value at inception due to the remote likelihood of the triggering event, and the Company will reassess the fair value at each reporting date.

The 2031 Notes were issued on March 9, 2026 in a private offering to qualified institutional buyers under Rule 144A. The Company has determined that the net carrying amount approximates fair value as of March 31, 2026. The fair value of the 2031 Notes is classified within Level 2 of the fair value hierarchy based on observable market data, including over-the-counter trade prices and dealer quotes. The Company did not elect the fair value option under ASC 825 for the 2031 Notes.

As of March 31, 2026, none of the conditions permitting early conversion of the 2031 Notes had been met. The Sale Price Condition cannot first be evaluated until after the calendar quarter ending June 30, 2026. Accordingly, the 2031 Notes were classified as long-term debt.

The effective interest rate on the 2031 Notes is approximately 0.74%, reflecting the amortization of the initial purchasers' discount of $6.6 million and third-party debt issuance costs of approximately $0.7 million allocated to the notes using the relative fair value method. Because the 2031 Notes do not bear regular interest, interest expense recognized during the period consists entirely of the non-cash amortization of debt discount and issuance costs using the effective interest method over the term of the notes through maturity on April 1, 2031.

The carrying amount of the 2031 Notes as of March 31, 2026, were as follows (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0% Convertible Senior Notes due April 1, 2031	$200,000	$(7,219)	$192,781
Total	$200,000	$(7,219)	$192,781

Capped Call Transactions

In connection with the pricing of the 2031 Notes on March 4, 2026, and in connection with the exercise of the initial purchasers’ option to purchase additional notes on March 5, 2026, the Company entered into privately negotiated capped call transactions (the "Capped Call Transactions") with four financial institutions at a total cost of approximately $17.3 million, consisting of $15.1 million for the base capped call and $2.2 million for the additional capped call. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2031 Notes, approximately 716,500 shares of the Company's Class A common stock (representing 800,000 options, each with an initial option entitlement of 0.895625 shares), which corresponds to the number of shares initially underlying the 2031 Notes.

The Capped Call Transactions have an initial strike price of approximately $279.13 per share (corresponding to the initial conversion price of the 2031 Notes) and an initial cap price of $421.34 per share, in each case subject to certain adjustments. The Capped Call Transactions are expected to reduce the potential economic dilution to the Company’s Class A common stock upon any conversion of the 2031 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount, with such reduction and/or offset subject to the cap price. The Capped Call Transactions expire on April 1, 2031.

The Capped Call Transactions are separate transactions entered into by the Company with each of the option counterparties and are not part of the terms of the 2031 Notes. Holders of the 2031 Notes do not have any rights with respect to the Capped Call Transactions. The Company determined that the Capped Call Transactions meet the criteria for equity classification under ASC 815-40 as they are (i) indexed to the Company’s own stock under the two-step indexation analysis in ASC 815-40-15 and (ii) meet the equity classification conditions in ASC 815-40-25. Accordingly, the Capped Call Transactions were recorded as a reduction to additional paid-in capital and are not remeasured on a recurring basis.

The issuance costs allocated between the 2031 Notes and the Capped Call Transactions as of March 31, 2026, were as follows (in thousands):

	Allocated to 2031 Notes	Allocated to Capped Call
Total issuance costs incurred	$745	$64
Less: accumulated amortization through March 31, 2026	(9)	-
Unamortized issuance costs, March 31, 2026	$736	$64

Issuance costs were allocated between the 2031 Notes and the Capped Call Transactions based on the relative fair value method. Issuance costs allocated to the 2031 Notes are presented as a direct deduction from the carrying amount of the notes and amortized as interest expense using the effective interest method. Issuance costs allocated to the Capped Call Transactions are recorded as a reduction to additional paid-in capital.

Note 9 Warrant Liabilities

As of March 31, 2026, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. In connection with the 1-for-32 reverse stock split effected on January 4, 2023, 32 warrants are exercisable for one share of Class A Common Stock. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

The Public Warrants and Private Warrants have an original exercise price of $11.50 per share. As a result of the 1-for-32 reverse stock split effected on January 4, 2023, 32 warrants are required to be exercised to receive one share of Class A Common Stock at an aggregate exercise price of $368 per share. These warrants will expire five years after the completion of the Business Combination, or earlier if redeemed or upon liquidation.

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

On September 13, 2023, the Company executed a Third Amendment to the Debt Facility with the existing lenders. The Third Amendment, among other things, (i) increased the total commitment from $100.0 million to $150.0 million, (ii) extended the maturity date from January 2025 to December 2026, (iii) introduced a liquidity trigger threshold based on trailing EBITDA, (iv) increased the minimum liquidity requirement from $8.0 million to $15.0 million, (v) replaced LIBOR with the secured overnight financing rate (“SOFR”) and updated the interest rate to the base rate (or, if greater, SOFR for a three-month tenor plus 3.00%) plus 5.00% per annum on the portion of the outstanding principal balance less than or equal to $75.0 million and the base rate plus 4.50% per annum on any outstanding principal balance in excess of $75.0 million, (vi) revised prepayment premiums for certain early or voluntary repayments, and (vii) terminated the Company’s limited guaranty of up to $25.0 million of the Borrower’s obligations, which had been secured by a first-priority lien on substantially all of the Company’s assets.

The Debt Facility requires mandatory prepayments of outstanding borrowings in certain circumstances, including (i) 100% of net cash proceeds in excess of $0.25 million in the aggregate during any fiscal year from non-ordinary course asset sales (other than permitted dispositions), (ii) 100% of net cash proceeds from certain casualty or condemnation events, (iii) 100% of net cash proceeds from non-permitted indebtedness, and (iv) 100% of specified extraordinary receipts above an annual $0.25 million threshold, or 100% of such receipts at any time an event of default is continuing.

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

As of March 31, 2026 and December 31, 2025, the Company had $75.0 million outstanding under the Debt Facility and had made no principal repayments. As of March 31, 2026, the Company was in compliance with all covenants under the Debt Facility.

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

On August 21, 2024, the FTC staff sent the Company a proposed consent order and draft complaint, alleging that the Company had violated Section 5(a) of the Federal Trade Commission Act ("FTC Act") which prohibits "unfair or deceptive acts or practices in or affecting commerce" and certain provisions of the Restore Online Shoppers’ Confidence Act related to the Company’s platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of a Complaint if the Company did not settle the FTC’s claims. The Company engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against the Company. The Complaint sought a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” The FTC then referred the case to the Department of Justice (the “DOJ”), and on December 30, 2024, the DOJ filed an amended civil complaint in the United States District Court for the Central District of California, naming the Company and our Chief Executive Officer, Jason Wilk as defendants (the "Amended Complaint"). The Amended Complaint alleges that Dave violated Section 5(a) of the FTC Act as well as the Restore Online Shoppers' Confidence Act. The DOJ is seeking injunctive relief, civil penalties, monetary relief and other relief. On February 28, 2025, the Company filed a motion to dismiss the DOJ’s Amended Complaint. On April 7, 2025, the DOJ filed an opposition to the Company's motion to dismiss and on April 21, 2025 the Company filed its reply in support of the Company's motion to dismiss. The hearing on the Company's motion to dismiss was held on June 30, 2025. On September 12, 2025, the Court denied the Company's motion to dismiss. On October 10, 2025, the Company answered the Amended Complaint.

2. Michael Russell et al. v. Dave, Inc. and Evolve Bank & Trust (filed April 1, 2025 in the Superior Court of California for Los Angeles County, California)

On April 1, 2025, a putative class action was filed by Michael Russell and other named plaintiffs (the "Russell Plaintiffs") against the Company in the Superior Court of California for Los Angeles County, California, alleging that the Company’s practices violate the Military Lending Act (“MLA”) and Truth in Lending Act (“TILA”). The Russell Plaintiffs are seeking injunctive relief, civil penalties, monetary relief and other relief. On May 5, 2025, the Company removed the case to the United States District Court for the Central District of California. On June 11, 2025, the Company filed a motion to dismiss or to compel arbitration. On July 2, 2025, rather than oppose the motion, the Russell Plaintiffs filed an amended complaint (the “Russell Amended Complaint”) which added a claim under the Georgia Payday Loan Act. On July 29, 2025, the Company renewed its motion to dismiss or to compel arbitration. The hearing on the Company's motion to dismiss or to compel arbitration was held on December 8, 2025. On December 12, 2025, the Court denied the Company's motion to dismiss as well as its motion to compel arbitration. On December 26, 2025, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals, and the District Court stayed the proceedings pending the outcome of the appeal. On April 13, 2026, the Company filed its brief with the Ninth Circuit Court of Appeals.

3. Mayor and City Council of Baltimore v. Dave, Inc. (filed December 30, 2025 in the Circuit Court for Baltimore City, Maryland)

On December 30, 2025, the Mayor and City Council of Baltimore (“City of Baltimore”) filed a complaint against the Company in the Circuit Court for Baltimore City, Maryland, alleging violations of the Baltimore City Consumer Protection Ordinance through unfair and deceptive trade practices related to the Company’s ExtraCash product. The City of Baltimore is seeking injunctive relief, civil penalties, monetary relief and other relief. On January 29, 2026, the Company removed the action to the United States District Court for the District of Maryland. On March 2, 2026, the City of Baltimore filed a motion to remand, which is fully briefed as of April 22, 2026.

Litigation Accrual

The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2026, the Company has recorded an aggregate accrual for legal contingencies that are probable and reasonably estimable of $7.9 million. Significant changes in the accrual may be required in future periods as these or other cases progress and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of the matters described above due to, among other things, the fact that they raise difficult factual and legal issues and are subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in these or other matters, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of these or other matters could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

Note 12 Leases

The Company leases office space in Los Angeles, California under two arrangements with PCJW Properties LLC ("PCJW"), an entity controlled by the Company's founders (including the Company's CEO). The first is a sublease extended in November 2023 for five additional years ending October 2028, with current monthly rent of $0.007 million subject to annual escalations of 4%. The second is a lease extended in January 2026 for one additional year ending December 2026, with current monthly rent of $0.027 million.

All leases were classified as operating and operating lease expenses are presented within Other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost	$101	$87
Short-term lease cost	-	-
Total lease cost	$101	$87

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Other information:
Cash paid for operating leases	$101	$96
Weighted-average remaining lease term - operating lease	1.57	2.23
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of March 31, 2026, were as follows (in thousands):

Year	Related-Party Commitment
2026	$304
2027	83
2028	71
Total minimum lease payments	$458
Less: imputed interest	$(33)
Total lease liabilities	$425

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Investments	42,604		-	42,604
Total assets	$42,604	$—	$—	$42,604
Liabilities
Warrant liabilities - public warrants	$1,903	$—	$—	$1,903
Warrant liabilities - private warrants	—	—	1,583	1,583
Earnout liabilities	—	—	1,091	1,091
Total liabilities	$1,903	$—	$2,674	$4,577

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investments	—	40,788	—	40,788
Total assets	$—	$40,788	$—	$40,788
Liabilities
Warrant liabilities - public warrants	$6,217	$—	$—	$6,217
Warrant liabilities - private warrants	—	—	5,579	5,579
Earnout liabilities	—	—	4,281	4,281
Total liabilities	$6,217	$—	$9,860	$16,077

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025.

The Company also has financial instruments not measured at fair value on a recurring basis. The Company has evaluated cash (Level 1), restricted cash (Level 1), accounts payable (Level 2), accrued expenses (Level 2), and ExtraCash receivables (Level 3) and believes the carrying value approximates fair value due to the short-term nature of these balances. The fair value of the debt facility (Level 2) and the 2031 Notes (Level 2) approximates their respective carrying values. See Note 8 for further information on the 2031 Notes.

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of March 31, 2026 and 2025.

U.S. Government Securities

The fair value of U.S. government securities is estimated by independent pricing services who use computerized valuation formulas to calculate current values. U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Corporate Bonds and Notes

The fair value of corporate bonds and notes is estimated by independent pricing services who use computerized valuation formulas to calculate current values. These securities are generally categorized in Level 2 of the fair value hierarchy or in Level 3 when market-based transaction activity is unavailable and significant unobservable inputs are used.

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain (loss) related to the change in fair value of the public warrant liability for the three months ended March 31, 2026 and 2025 were $4.3 million and ($0.2) million, respectively, which is presented within changes in fair value of public warrant liability in the condensed consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$1,016
Change in fair value during the period	5,201
Ending value at December 31, 2025	6,217
Change in fair value during the period	(4,314)
Ending value at March 31, 2026	$1,903

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain (loss) related to the change in fair value of the private warrant liability for the three months ended March 31, 2026 and 2025 were $4.0 million and ($0.2) million, respectively, which is presented within changes in fair value of private warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$916
Change in fair value during the period	4,663
Ending value at December 31, 2025	5,579
Change in fair value during the period	(3,996)
Ending value at March 31, 2026	$1,583

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the three months ended March 31, 2026:

Exercise price	$368
Expected volatility	72.34%
Risk-free interest rate	3.70%
Remaining term	0.76
Dividend yield	0%

Earnout Shares Liability:

As part of the recapitalization and business combination in January 2022, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five-year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three months ended March 31, 2026 and 2025 were $3.2 million and

$0.4 million, respectively, which are presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2025	$996
Change in fair value during the period	3,285
Ending value at December 31, 2025	4,281
Change in fair value during the period	(3,190)
Ending value at March 31, 2026	$1,091

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the three months ended March 31, 2026:

Exercise price	$400-$480
Expected volatility	64.9%
Risk-free interest rate	3.70%
Remaining term	0.77
Dividend yield	0%

Convertible Notes

The 2031 Notes are carried at amortized cost, net of unamortized debt discount and issuance costs, and are not remeasured at fair value on a recurring basis. The 2031 Notes were issued on March 9, 2026 in a private offering to qualified institutional buyers under Rule 144A. The Company has determined that the net carrying amount of $192.8 million approximates fair value as of March 31, 2026. The fair value of the 2031 Notes is classified within Level 2 of the fair value hierarchy based on observable market data, including over-the-counter trade prices and dealer quotes.

As of December 31, 2025, the Company did not have any convertible notes outstanding.

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

Note 14 Stockholders’ Equity

Preferred Stock

As of March 31, 2026, no shares of preferred stock were outstanding.

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

Class A and Class V Common Stock

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of March 31, 2026, the Company had 12,636,398 and 1,314,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of March 31, 2026, the Company had 11,399,723 and 1,314,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

During the quarter ended March 31, 2026, the Company satisfied employee tax withholding obligations upon the vesting of restricted stock units using a net share settlement method. Accordingly, the Company used approximately $8.2 million in cash during the quarter to fund these tax payments on the employees’ behalf, which resulted in 38,850 shares not issued to employees.

During the quarter ended March 31, 2025, the Company satisfied employee tax withholding obligations upon the vesting of restricted stock units using a net share settlement method. Accordingly, the Company used approximately $13.3 million in cash during the quarter to fund these tax payments on the employees’ behalf, which resulted in 132,312 shares not issued to employees.

Capped Call Transactions

In connection with the pricing of the 2031 Notes on March 4, 2026, and in connection with the exercise of the initial purchasers’ option to purchase additional notes on March 5, 2026, the Company entered into privately negotiated capped call transactions (the "Capped Call Transactions") with four financial institution counterparties. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2031 Notes, approximately 716,500 shares of the Company's Class A common stock, representing 800,000 options, each with an initial option entitlement of 0.895625 shares. The Capped Call Transactions have an initial strike price of approximately $279.13 per share, which corresponds to the initial conversion price of the 2031 Notes, and an initial cap price of approximately $421.34 per share. The Capped Call Transactions expire on April 1, 2031.

The Capped Call Transactions are intended to reduce the potential dilution to the Company's Class A common stock upon any conversion of the 2031 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, in the event that the market price per share of the Company's Class A common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price, with such reduction and/or offset subject to the cap price. The Capped Call Transactions are separate transactions from the 2031 Notes and are not part of the terms of the 2031 Notes. Holders of the 2031 Notes do not have any rights with respect to the Capped Call Transactions.

The Company determined that the Capped Call Transactions are indexed to the Company's own Class A common stock and qualify for equity classification under ASC 815-40. Accordingly, the cost of the Capped Call Transactions was recorded as a reduction to additional paid-in capital. The Capped Call Transactions will not be remeasured at fair value in subsequent reporting periods. During the three months ended March 31, 2026, the Company recorded a total reduction to additional paid-in capital of approximately $17.4 million in connection with the Capped Call Transactions, consisting of $17.3 million in premiums paid and approximately $0.1 million in issuance costs allocated using the relative fair value method.

In connection with the offering of the 2031 Notes, the Company repurchased 334,600 shares of its Class A common stock in privately negotiated transactions at a price of approximately $210.67 per share for a total cost of approximately $70.5 million. The repurchased shares were recorded as treasury stock at cost in accordance with the Company's accounting policy.

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

The Company recognized $7.1 million and $7.5 million of stock-based compensation expense arising from stock options, restricted stock unit grants and performance-based restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2026	448,172	$19.35	4.9	$90,558
Granted	-	$-
Exercised	(16,566)	$3.78
Forfeited	-	$-
Expired	-	$-
Options outstanding, March 31, 2026	431,606	$19.95	$4.7	$66,530
Nonvested options, March 31, 2026	238,667	$23.16	$4.9	$36,023
Vested and exercisable, March 31, 2026	192,939	$15.97	$4.4	$30,507

At March 31, 2026, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $0.8 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years.

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

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2026	722,600	$51.98
Granted	156,424	$215.81
Vested and Released	(98,082)	$38.08
Forfeited	(10,650)	$46.73
Outstanding shares at March 31, 2026	770,292	$87.09

At March 31, 2026, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $63.6 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Performance-Based Restricted Stock Units:

The Company grants performance-based RSUs to certain executives and employees as part of its long-term incentive plan. These awards are subject to performance conditions, such as specific adjusted EBITDA and share price targets, market conditions based on relative total shareholder return metrics measured against a designated benchmark index, or a combination thereof, in each case subject to continued employment through specified vesting dates. The actual number of shares earned may range from 0% to 200% of the target shares granted depending upon the terms of the award. The accounting policy for performance-based RSUs, including the recognition and valuation methodology for awards with performance and market conditions, is described in Note 2.

For performance-based RSUs granted in the first quarter of 2026, the Company added an additional modifier for a market-based vesting conditions subject to a three-year relative total shareholder return metrics measured against a designated benchmark index. The performance-based RSUs subject to the market-based vesting condition are valued using a Monte Carlo simulation. Compensation cost is recognized when the Company concludes it is probable that the performance conditions will be satisfied, regardless of whether the market condition is achieved, over the requisite service period, provided that the requisite service has been provided. As of March 31, 2026, the Company assessed the achievement of the performance condition as not probable and the Company has not recorded any stock-based compensation expense for the performance-based RSUs granted in the first quarter of 2026.

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2026	291,512	$68.62
Granted	316,004	$229.12
Vested and Released	-	-
Forfeited	-	-
Outstanding shares at March 31, 2026	607,516	$152.11

At March 31, 2026, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $9.4 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Note 16 Related-Party Transactions

Leasing Arrangements

During each of the three months ended March 31, 2026 and 2025, the Company paid $0.1 million under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's current CEO), for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of March 31, 2026 under Company’s sublease for the properties located in Los Angeles, California, signed with PCJW (in thousands):

Year	Related-Party Commitment
2026	$304
2027	83
2028	71
Total minimum lease payments	$458
Less: imputed interest	$(33)
Total lease liabilities	$425

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC"), joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $1.7 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. For more information about the Debt Facility with VPC, refer to Note 10, Debt Facility.

Legal Services

The law firm of Mitchell Sandler LLC, of which the Company's director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.1 million and $0.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company’s operations, all of which are located in the United States, collectively support this single-segment structure. No Member individually contributed to 10% or more of the Company’s revenues for the three months ended March 31, 2026 and 2025.

For further information regarding the Company’s products, services, and the accounting policies applied to its reportable segment, refer to Note 2 Significant Accounting Policies.

The key performance measure used by the CODM to make key operating decisions is consolidated net income, as reported in the Consolidated Statement of Operations. This measure is used to assess overall financial performance, identify areas for operation improvement, resource allocation and the allocation of budget between the provision for credit losses, processing and servicing costs, advertising and activation costs, compensation and benefits and other operating expenses. This measure helps to ensure alignment with the Company’s long-term financial objectives and supports consistent evaluation across all business activities.

The segment assets and liabilities reviewed by the CODM are those reported on the Company’s consolidated balance sheets, with particular focus on available liquidity, including cash, cash equivalents, investments, restricted cash, and ExtraCash receivables, offset by current liabilities and outstanding debt.

The following table presents selected financial information with respect to the Company’s single operating and reportable segment for the three months ended March 31, 2026 and 2025, respectively:

Dave Inc. Condensed Consolidated Statements of Operations (in thousands) (unaudited)
	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating revenues:
Service based revenue, net	$147,587	$97,851
Transaction based revenue, net	10,827	10,128
Total operating revenues, net	158,414	107,979
Operating expenses:
Provision for credit losses	26,586	10,603
Processing and servicing costs	9,560	6,987
Financial network and transaction costs	7,752	7,039
Advertising and activation costs	14,260	11,930
Employee salaries and bonuses	15,311	15,521
Capitalized compensation costs	(1,543)	(1,370)
Stock-based compensation	7,102	7,517
Temporary labor and contractors	1,965	1,384
Other compensation, benefits and payroll taxes	4,755	4,199
Technology and infrastructure	3,395	2,726
Other operating expenses	9,705	6,294
Total operating expenses	98,848	72,830
Other (income) expenses:
Interest income	(824)	(431)
Interest expense	1,729	1,758
Changes in fair value of earnout liabilities	(3,190)	(398)
Changes in fair value of public and private warrant liabilities	(8,309)	352
Total other (income) expense, net	(10,594)	1,281
Net income before provision for income taxes	70,160	33,868
Provision for income taxes	12,224	5,056
Net income	$57,936	$28,812

Other operating expenses primarily include legal fees and settlements, depreciation and amortization of property and equipment and internally developed software, charitable contributions, travel and entertainment, office and occupancy costs, insurance, sales tax and other taxes, computer expenses, licenses and fees, dues and subscriptions, and other general and administrative costs. These costs generally reflect our investments in infrastructure, business development, risk management, and administrative operations, and may vary period to period based on operational needs and strategic initiatives.

Significant noncash items that impact net income include provision for credit losses (see Note 5, ExtraCash Receivables, Net), stock-based compensation (see Note 15, Stock-Based Compensation), depreciation and amortization expense (see Note 6, Intangible Assets, Net and Note 8, Convertible Notes), changes in fair value of earnout liabilities, and changes in fair value of public and private warrant liabilities (see Note 13, Fair Value of Financial Instruments).

Note 19 Treasury Shares

During 2025, the Company repurchased an aggregate of 274,490 shares of Class A common stock for a total cost of $43.7 million, inclusive of transaction costs, under the share repurchase programs then in effect. Refer to Note 21, Treasury Shares, in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional details.

On February 27, 2026, the Company's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $300.0 million of its outstanding Class A common stock (the "Repurchase Program"), which replaced the Company's prior $125.0 million program. Prior to being replaced, approximately $113.3 million remained available under the prior program. Under the Repurchase Program, repurchases may be made from time to time through open market transactions, privately negotiated transactions, block trades, accelerated share repurchase agreements, trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or other means as management may determine. The Repurchase Program does not obligate the Company to acquire any particular number of shares. The timing, price, and volume of repurchases are subject to management's discretion and depend on market conditions, share price, legal requirements, available liquidity, and other factors. The Company may suspend or discontinue the Repurchase Program at any time without prior notice. The Repurchase Program has no expiration date.

During the three months ended March 31, 2026, the Company repurchased shares of its Class A common stock under the Repurchase Program as follows:

•
In connection with the offering of the 2031 Notes (see Note 8, Convertible Notes), on March 9, 2026, the Company repurchased 334,600 shares in privately negotiated transactions effected through J.P. Morgan Securities LLC, as agent, at a price of $210.67 per share (the closing price on the date of pricing), for an aggregate cost of approximately $70.5 million, funded from the net proceeds of the offering.
•
Additionally, during March 2026, the Company repurchased 578,022 shares through open market transactions for an aggregate cost of approximately $116.2 million, inclusive of commissions and transaction costs, funded from general corporate funds.

In total, during the three months ended March 31, 2026, the Company repurchased 912,622 shares of Class A common stock for an aggregate cost of approximately $186.7 million under the Repurchase Program.

All repurchased shares are recorded as treasury shares at cost as a component of stockholders' equity on the condensed consolidated balance sheets. No treasury shares were retired or reissued during the three months ended March 31, 2026. As of March 31, 2026, approximately $113.3 million remained available for future repurchases under the Repurchase Program.

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

The Company evaluated events and transactions occurring subsequent to March 31, 2026 through the date the condensed consolidated financial statements were filed with the SEC. Based on this review, management determined that no subsequent events occurred that require adjustment to or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes related thereto which are included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Annual Report”), and this Quarterly Report on Form 10-Q.

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

Since inception, over 20 million Members have signed up for the Dave app, with nearly 15 million having used at least one of our products. We have provided Members with over $24 billion in ExtraCash, offering critical liquidity when they need it most, and have donated over $25 million to charity and important causes.

Customers value our products, as demonstrated by more than 800,000 App Store reviews with an average 4.8-star rating. Dave has earned multiple Best Place to Work recognitions from Built In over the past several years, reflecting our ongoing investment in becoming an exceptional workplace.

Market Opportunity

According to the Financial Health Network in 2025, approximately 185 million Americans, representing 69% of the U.S. population, are classified as financially "coping" or "vulnerable," up from 66% in 2021. A February 2026 PYMNTS report found that 67% of U.S. consumers were living paycheck to paycheck, up from 57% in 2021. This population pays approximately $43 billion annually in basic checking fees and over $225 billion in annual fees and interest for short-term credit, according to FHN research. We estimate our total addressable market to be approximately 185 million Americans who do not have access to affordable and effective banking solutions.

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

Member Acquisition and Engagement

Revenue growth depends on efficiently acquiring new Members and driving product cross-sell. During the three months ended March 31, 2026, customer acquisition cost improved to approximately $18 while payback periods have improved to nearly three months, our fastest on record, reflecting our focus on directing acquisition spend toward the highest return opportunities.

ARPU expansion is primarily driven by ExtraCash volume and the adoption of Dave Checking by Members. Dave Debit Card actives generate approximately 1.8x higher monthly ARPU than non-card users and 11 times the average monthly transaction volume, indicating materially higher engagement and lifetime value. Dave Debit Card spend was $534 million in the first quarter of 2026, a 9% increase year-over-year. Our mid-2025 subscription fee increase from $1 to $3 for new members improved customer lifetime value without materially affecting conversion or retention. Subscription revenue grew 105% year-over-year in the first quarter of 2026.

Credit Performance

ExtraCash profitability depends on approving creditworthy Members while maintaining disciplined delinquency and write-off rates. In September 2025, we deployed CashAI v5.5, which nearly doubles the feature set of prior versions. Thus far, results demonstrate improved risk ranking, higher average approval amounts, and lower delinquency rates. CashAI has leveraged insights from over 200 million ExtraCash originations, a proprietary cash flow dataset that we believe provides a structural advantage in real-time credit decisioning. The short average term of ExtraCash (approximately 12 days) creates rapid feedback loops, enabling iterative model refinement.

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

In March 2025, we entered into the Program Agreement with Coastal under which Coastal issues and maintains deposit accounts and sponsors access to debit and ACH networks. As of the fourth quarter of 2025, all new Members are being onboarded to Coastal, and we expect the transition of existing Members to be substantially finalized by the end of 2026. This partnership is expected to reduce our funding obligations and free up capital as we transition ExtraCash receivables to an off-balance-sheet structure. Coastal will earn an amount equal to a variable rate based on the federal funds rate plus a margin while such receivables are on Coastal's balance sheet. Elevated rates have increased borrowing costs, which will reduce ExtraCash unit economics.

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

Competitive pressures could increase marketing spend or reduce competitive positioning. Our long-term success depends on continued product differentiation and technological leadership. See "Item 1. Business" and "Item 1A. Risk Factors" included in our Annual Report for additional information.

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

Recent Developments

On April 9, 2026 we reached a significant product development milestone with a controlled market launch of Dave Flex, a general purpose credit card integrating buy-now-pay-later functionality. The initial release has been extended to a limited subset of members to establish a foundational dataset spanning card usage and transaction volume, credit quality and delinquency trends, repayment behavior, and overall member satisfaction and engagement. This data-driven approach reflects management's commitment to disciplined product scaling. We expect to leverage performance data from this phase to validate key economic assumptions, refine risk management frameworks, and determine the appropriate pace of subsequent expansion. Dave Flex remains in an early stage, and future results will depend on, among other factors, the outcomes observed during this initial testing period.

Key Components of Statements of Operations

Basis of Presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2 in the accompanying condensed consolidated financial statements of Dave included in this report.

During the second quarter of 2025, we revised the presentation of certain items within our condensed consolidated statement of operations. These changes have been applied retrospectively to all periods presented and did not impact previously reported net income or earnings per share.

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

Other Operating Expenses

Other operating expenses primarily include legal fees and settlements, depreciation and amortization of property and equipment and internally developed software, charitable contributions, travel and entertainment, office and occupancy costs, insurance, sales tax and other taxes, computer expenses, licenses and fees, dues and subscriptions, and other general and administrative costs. These costs generally reflect our investments in infrastructure, business development, risk management, and administrative operations, and may vary period to period based on operational needs and strategic initiatives.

Other (Income) Expenses

Other (income) expenses consist of interest income, interest expense, changes in fair value of earnout liabilities and changes in fair value of warrant liabilities.

Provision for Income Taxes

Provision for income taxes reflects federal and state income taxes and changes in our valuation allowance against deferred tax assets.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2026	2025	2026/2025	2026/2025
Service based revenue, net
Processing and overdraft service fees, net	$133,588	$83,448	$50,140	60%
Tips	-	7,496	(7,496)	-100%
Subscriptions	13,945	6,817	7,128	105%
Other	54	90	(36)	-40%
Transaction based revenue, net	10,827	10,128	699	7%
Total	$158,414	$107,979	$50,435	47%

Service based revenue, net—

Processing and Overdraft Service fees, net

Processing and overdraft service fees, net of processing and servicing costs associated with ExtraCash originations, totaled $133.6 million for the three months ended March 31, 2026, representing an increase of $50.1 million, or 60%, compared to $83.4 million for the three months ended March 31, 2025. The increase was primarily driven by an approximate 18% increase in average monthly transacting Members, an increase in total ExtraCash origination volume from approximately $1.5 billion to approximately $2.1 billion, a rise in the average ExtraCash amounts that increased from $192 to $212 period over period and increases to our fee structure that took place during February 2025. In addition, both the average processing and overdraft service fees increased modestly during the current period. We expect processing and overdraft service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Tips

Tips decreased $7.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the elimination of the Member tipping option in February 2025.

Subscriptions

Subscription revenue totaled $13.9 million for the three months ended March 31, 2026, an increase of $7.1 million, or 105%, compared to $6.8 million for the three months ended March 31, 2025. The increase was primarily attributable to the growth in the number of paying Members on our platform, in addition to subscription fee increases for new Members that took place during June 2025.

Transaction based revenue, net

Transaction based revenue, net, was $10.8 million for the three months ended March 31, 2026, an increase of $0.7 million, or 7%, compared to $10.1 million for the three months ended March 31, 2025. The increase was primarily driven by interchange revenue resulting from the growth in Members engaging with our Checking Product and increased card spend and transaction volume, which rose approximately 9% period over period. Additionally, transaction based revenue, net increased primarily due to fees earned from higher Members' funding and withdrawal-related transactions, maintenance fees on inactive accounts, and volume incentives from our card network partners. These increases were partially offset by a slight decrease in ATM revenue due to temporarily reduced fee rates, as well as a slight increase in interest due to Members.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2026	2025	2026/2025	2026/2025
Provision for credit losses	$26,586	$10,603	$15,983	151%
Processing and servicing costs	9,560	6,987	2,573	37%
Financial network and transaction costs	7,752	7,039	713	10%
Advertising and activation costs	14,260	11,930	2,330	20%
Compensation and benefits	27,590	27,251	339	1%
Technology and infrastructure	3,395	2,726	669	25%
Other operating expenses	9,705	6,294	3,411	54%
Total	$98,848	$72,830	$26,018	36%

Provision for credit losses—The provision for credit losses was $26.6 million for the three months ended March 31, 2026, compared to $10.6 million for the three months ended March 31, 2025, resulting in an increase of $16.0 million, or 151%. This increase reflects period-over-period growth in ExtraCash volume, continued expansion of our Member base, and credit performance trends consistent with the portfolio's expected maturation and our strategic emphasis on optimizing unit-level profitability.

The year-over-year increase comprises two principal drivers. The provision for ExtraCash receivables aged over 120 days and those deemed uncollectible increased by $13.0 million, driven by higher receivable volumes and loss timing consistent with a growing Member base and maturing loan portfolio. Provision expense for ExtraCash receivables aged 120 days and under increased by $3.0 million, reflecting increased outstanding balances. In aggregate, these drivers reflect the impact of portfolio expansion, including an 18% increase in average transacting Members, an increase in average ExtraCash advance amounts from $192 to $212, and growth in total ExtraCash origination volume from approximately $1.5 billion to $2.1 billion for the three months ended March 31, 2025 and 2026, respectively.

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

The outstanding balance of ExtraCash receivables is subject to variability based on seasonal differences in Member activity across the trailing 120-day measurement period. Additionally, the calendar day on which a period ends can materially affect provision expense due to intra-week fluctuations in outstanding balances. This inherent timing effect, together with the seasonal pattern of origination and loss emergence, contributes to variability in our period-end provision for credit losses.

Historical loss rates utilized in our allowance for credit losses for the period ended March 31, 2026 remained relatively stable compared to the prior period, reflecting expected shifts in overall collections performance. These loss rates may be influenced by the timing of collections activity relative to period-end measurement dates and the composition of aged receivables outstanding at any given reporting date. Changes in these historical loss rates directly affect both the allowance for credit losses and the corresponding provision for credit losses. All uncollectible ExtraCash receivables are written off against the allowance for credit losses, reducing the allowance accordingly.

For additional details regarding the aging composition of ExtraCash receivables and a complete roll-forward analysis of the allowance for credit losses, refer to the detailed tables presented in Note 5 — ExtraCash Receivables, Net in the accompanying consolidated financial statements.

Processing and service costs—Processing and servicing costs totaled $9.6 million for the three months ended March 31, 2026, compared to $7.0 million for the three months ended March 31, 2025. The increase of $2.6 million, or 37%, was primarily driven by cost increases from ExtraCash origination volume from approximately $1.5 billion to $2.1 billion for the three months ended March 31, 2025 and 2026, respectively.

Financial network and transaction costs—Financial network and transaction costs totaled $7.8 million for the three months ended March 31, 2026, compared to $7.0 million for the three months ended March 31, 2025. The increase of $0.7 million, or 10%, was primarily driven by increases in debit card network fees and debit card processing costs due to a 9% increase in transaction volume period over period, partially offset by decreases in ATM network fees.

Advertising and activation costs —Advertising and activation costs totaled $14.3 million for the three months ended March 31, 2026, compared to $11.9 million for the three months ended March 31, 2025. The increase of $2.3 million, or 20%, was primarily driven by our continued investment in Member acquisition and engagement, with spend refined to capitalize on seasonal trends and high-return opportunities. Customer acquisition cost improved to approximately $18 while payback periods improved to nearly three months, reflecting disciplined allocation of marketing resources toward efficient growth.

Compensation and benefits—Compensation and benefits expenses totaled $27.6 million for the three months ended March 31, 2026, compared to $27.3 million for the three months ended March 31, 2025. The increase of $0.3 million, or 1%, was primarily attributable to the following:

•
an increase in temporary labor and contractor costs of $0.6 million, as we continued to leverage specialized skills and flexible workforce arrangements to support key operating initiatives and capacity needs during the three months ended March 31, 2026.
•
an increase in salaries, bonuses, benefits and insurance, and employer taxes of $0.1 million; offset by
•
a decrease in stock-based compensation of $0.4 million, primarily due to reductions in stock-based compensation expense related to stock options and restricted stock units granted in prior years that have fully vested during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, partially offset by an increase in stock-based compensation expense related to performance-based restricted stock units granted during the period; and

Technology and infrastructure—Technology and infrastructure expenses totaled $3.4 million for the three months ended March 31, 2026, compared to $2.7 million for the three months ended March 31, 2025. The increase of $0.7 million, or 25%, was primarily driven by continued investment in the reliability, security, and scalability of our systems. Management remains focused on balancing operational efficiency with infrastructure resilience, directing technology-related spend toward initiatives that support business growth, cybersecurity, and the evolving needs of our Members.

Other operating expenses—Other operating expenses totaled $9.7 million for the three months ended March 31, 2026, compared to $6.3 million for the three months ended March 31, 2025. The increase of $3.4 million, or 54%, was primarily attributable to the following:

•
an increase in legal expenses of $2.9 million, primarily attributable to higher litigation and settlement-related costs compared to the prior period; and
•
an increase in professional service fees of $0.6 million related to expenditures for external consulting and compliance-related services in support of key operational and regulatory priorities, including the enhancement of internal controls, processes, and adherence to applicable reporting standards.

Other (income) expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$(824)	$(431)	$(393)	91%
Interest expense	1,729	1,758	(29)	-2%
Changes in fair value of earnout liabilities	(3,190)	(398)	(2,792)	702%
Changes in fair value of public and private warrant liabilities	(8,309)	352	(8,661)	-2461%
Total	$(10,594)	$1,281	$(11,875)	-927%

Interest income—Interest income totaled $0.8 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025. The increase of $0.4 million, or 91%, was primarily driven by higher average cash balances held in interest-bearing accounts, partially offset by an overall decline in interest rates period over period.

Changes in fair value of earnout liability—Changes in fair value of earnout liabilities resulted in benefit of $3.2 million for three months ended March 31, 2026, compared to a benefit of $0.4 million for the three months ended March 31, 2025. The increase of $2.8 million was primarily driven by a fair value adjustment related to the earnout shares liability, which is sensitive to fluctuations in our Class A common stock price. While our stock has generally appreciated over the last 12 months, a decrease in the price during the three months ended March 31, 2026 led to a remeasurement of the liability at a lower fair value, resulting in a benefit recognized during the period.

Changes in fair value of warrant liability—Changes in the fair value of our warrant liability resulted in a benefit of $8.3 million for the three months ended March 31, 2026, compared to a loss of $0.4 million for the three months ended March 31, 2025. The decrease of $8.7 million was primarily driven by fair value adjustments related to our public and private warrant liabilities, which are remeasured each period based on changes in the DAVEW warrant price and our Class A common stock price. The warrant liability decreased in value during the current quarter due to a decrease in the DAVEW warrant price and our Class A common stock price during the first quarter of 2026, which led to a remeasurement of the liability at a lower fair value, resulting in a significant benefit recognized during the period.

Provision for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	March 31,		$	%
	2026	2025	2026/2025	2026/2025
Provision for income taxes	$12,224	$5,056	$7,168	142%
Total	$12,224	$5,056	$7,168	142%

Provision for income taxes for the three months ended March 31, 2026 increased by approximately $7.2 million, or 142%, compared to the three months ended March 31, 2025. The increase was primarily due to higher income reported for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

Adjusted EBITDA

"Adjusted EBITDA" is defined as net income adjusted for interest income or expense, provision for income taxes, depreciation and amortization, stock-based compensation, dormant account fees, legal settlement and litigation expenses, changes in fair value of earnout liabilities, changes in fair value of public and private warrant liabilities, and other discretionary or non-recurring items determined by management. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP.

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

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
(in thousands)	March 31,
	2026	2025
Net income	$57,936	$28,812
Interest expense, net	905	1,327
Provision for income taxes	12,224	5,056
Depreciation and amortization	1,585	1,500
Stock-based compensation	7,102	7,517
Legal settlement and litigation expenses	1,067	-
Changes in fair value of earnout liabilities	(3,190)	(398)
Changes in fair value of public and private warrant liabilities	(8,309)	352
Adjusted EBITDA	$69,320	$44,166

Liquidity and Capital Resources

We have historically financed our operations through cash generated from operations, equity financings, borrowings under our credit facility, and proceeds from the Business Combination. In March 2026, we completed the private offering of the 2031 Notes, which significantly increased our available liquidity. Throughout 2025 and the three months ended March 31, 2026, we achieved consistent profitability and positive operating cash flow, which has strengthened our liquidity position and reduced our reliance on external financing.

As of March 31, 2026, our cash and cash equivalents, investments, and restricted cash totaled $177.8 million, compared to $123.2 million as of December 31, 2025. The increase was primarily driven by net proceeds received from the 2031 Notes offering and cash generated from operations, partially offset by $186.7 million in share repurchases, $17.3 million used to purchase capped call transactions, and $7.4 million in debt issuance costs.

Sources and Uses of Cash

Our primary sources of liquidity include:

•
Cash generated from operations, including processing and overdraft service fees, subscription revenue, and transaction-based revenue;
•
Proceeds from the issuance of the 2031 Notes; and
•
Borrowings available under our Debt Facility with VPC.

Our primary uses of cash include:

•
Funding ExtraCash originations;
•
Operating expenses, including processing and servicing costs, financial network and transaction costs, advertising and activation costs, compensation and benefits, technology infrastructure, and other operating expenses;
•
Share repurchases under our authorized repurchase program;
•
Purchase of capped call transactions in connection with the 2031 Notes offering; and
•
Interest related to our debt obligations.

Debt Facility

We maintain a credit facility (the 'Debt Facility') with Victory Park Management, LLC ('VPC' or 'Agent'). As of March 31, 2026, $75.0 million of term loans under the Debt Facility were outstanding. Interest payments on term loan borrowings are required on a monthly basis. See Note 10, Debt Facility, in the notes to our condensed consolidated financial statements for additional information regarding the terms of the Debt Facility.

As of June 30, 2025, we were not in compliance with the Minimum Receivable Loan-to-Value ratio covenant under the Debt Facility. The Agent provided a limited waiver of this covenant for that period. On July 14, 2025, we entered into the Fifth Amendment to the Financing Agreement, which, among other updates, removed the Loan-to-Value ratio covenant from the agreement entirely. As of March 31, 2026, we were in compliance with all covenants under the Debt Facility.

The Debt Facility matures in December 2026, at which time the full $75.0 million outstanding principal balance will become due. No principal repayments have been made since inception of the facility. We are evaluating our alternatives with respect to the Debt Facility, which may include refinancing, extending the maturity, repaying the balance in full from available cash and operating cash flows, or a combination thereof. As of March 31, 2026, our cash and cash equivalents, investments, and restricted cash totaled $177.8 million, and we generated $82.0 million of cash from operations during the three months ended March 31, 2026. Based on our current liquidity position and cash flow generation, we believe we will have sufficient resources to satisfy the obligation at maturity; however, there can be no assurance that refinancing or replacement financing, if pursued, will be available on acceptable terms or at all.

Convertible Notes

In March 2026, we completed a private offering of $200.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031 (the "2031 Notes"), including the full exercise of the initial purchasers' option to purchase an additional $25.0 million of 2031 Notes. We received net proceeds of approximately $193.4 million after deducting initial purchasers' discounts and before deducting offering expenses. We used approximately $17.3 million of the net proceeds to fund the cost of capped call transactions entered into concurrently with the 2031 Notes offering, which are designed to reduce potential dilution to our Class A common stock upon conversion of the 2031 Notes, and approximately $70.5 million to repurchase 334,600 shares of our Class A common stock in privately negotiated transactions. The remaining net proceeds have been invested in U.S. Treasury money market funds and are expected to be used for general corporate purposes, including additional share repurchases under our Repurchase Program.

The 2031 Notes do not bear regular interest and mature on April 1, 2031, unless earlier repurchased, redeemed, or converted. We may redeem the 2031 Notes, in whole or in part, for cash on or after April 6, 2029, subject to certain stock price and liquidity conditions. Upon conversion, we are required to settle the principal amount in cash and may elect to settle any excess conversion value in cash, shares of our Class A common stock, or a combination thereof. Holders may require us to repurchase their notes for cash upon the occurrence of a fundamental change. As of March 31, 2026, none of the conditions permitting early conversion of the 2031 Notes had been met, and accordingly, the 2031 Notes were classified as long-term debt on our condensed consolidated balance sheet. See Note 8, Convertible Notes, for additional information.

Share Repurchase Program

In March 2025, our Board of Directors authorized a share repurchase program of up to $50.0 million (the "March 2025 Repurchase Plan"). In August 2025, the Board authorized a share repurchase program of up to $125.0 million, which replaced the March 2025 Repurchase Plan (the "August 2025 Repurchase Plan"). On February 27, 2026, the Board authorized a new share repurchase program of up to $300.0 million (the "Repurchase Program"), which replaced the August 2025 Repurchase Plan. Approximately $113.2 million remained available under the August 2025 Repurchase Plan at the time of its replacement.

During the three months ended March 31, 2026, we repurchased an aggregate of 912,622 shares of our Class A common stock for approximately $186.7 million under the Repurchase Program, consisting of 334,600 shares repurchased in privately negotiated transactions in connection with the 2031 Notes offering for approximately $70.5 million and 578,022 shares repurchased in open market transactions for approximately $116.2 million. As of March 31, 2026, approximately $113.3 million remained available for future repurchases under the Repurchase Program. The timing and amount of future repurchases, if any, will depend on market conditions, share price, legal requirements, and other factors. See Note 19, Treasury Shares, for additional information.

Assessment of Liquidity

We believe that our existing cash and cash equivalents, investments and restricted cash, together with cash generated from operations and borrowings available under our Debt Facility, will be sufficient to meet our working capital requirements, capital expenditure needs, share repurchases, debt service obligations, and other liquidity requirements for at least twelve months from the date of this Quarterly Report on Form 10-Q and for the foreseeable future.

The amount and timing of any future funding requirements will depend on many factors, including operating performance, growth initiatives, capital markets conditions, and our share repurchase activity. We may from time to time seek to raise additional capital through equity or debt financings. There can be no assurance that additional financing, if pursued, will be available on terms acceptable to us, or at all.

Material Cash Requirements

The following summarizes our material cash requirements as of March 31, 2026:

ExtraCash

We fund ExtraCash originations primarily through operating cash flow and, as needed, borrowings under the Debt Facility. In connection with our Program Agreement with Coastal, we expect to transition a portion of ExtraCash receivables to an arrangement in which Coastal retains legal ownership of the receivables on its balance sheet, which is expected to reduce our funding obligations and improve capital efficiency over time. See 'Bank Partners' in Item 1 of our Annual Report for additional information.

Contractual Obligations

In the normal course of business, we enter into agreements with vendors and service providers that may include minimum purchase commitments or other payment obligations. We believe we will be able to fulfill these obligations through cash generated from operations and existing cash balances.

Debt Obligations

As of March 31, 2026, we had $75.0 million of term loans outstanding under the Debt Facility, which matures in December 2026. Interest payments are due monthly at a variable rate. See Note 10, Debt Facility, for additional information regarding repayment terms and maturities, and refer to 'Liquidity and Capital Resources — Debt Facility' above for a discussion of our alternatives with respect to the maturity of the Debt Facility.

Convertible Notes

As of March 31, 2026, we had $200.0 million aggregate principal amount of 2031 Notes outstanding, with a net carrying amount of $192.8 million. The 2031 Notes do not bear regular interest, and accordingly, we have no scheduled cash interest payment obligations under the 2031 Notes. The full principal balance of $200.0 million is due at maturity on April 1, 2031, unless the notes are earlier converted, redeemed, or repurchased.

Holders of the 2031 Notes may require us to repurchase all or a portion of their notes for cash upon the occurrence of a fundamental change, at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the 2031 Notes may become convertible prior to maturity upon satisfaction of certain market price or other conditions, in which case we would be required to settle the principal amount in cash and may elect to settle any excess conversion value in cash, shares of our Class A common stock, or a combination thereof. As of March 31, 2026, none of the conditions permitting early conversion had been met. See Note 8, Convertible Notes, for additional information.

Operating Lease Obligations

As of March 31, 2026, we had future minimum lease payments of approximately $0.4 million under our operating lease arrangements, all of which relate to related-party leases with PCJW Properties LLC. See Note 12, Leases, for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined by SEC regulations, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

As described in 'Item 1. Business — Bank Partners' of our Annual Report, under our Program Agreement with Coastal, we expect that a portion of ExtraCash receivables will be originated and retained on Coastal's balance sheet as existing Members migrate to Coastal, which we anticipate will be substantially finalized by the end of 2026. We will continue to evaluate and disclose the nature and impact of this arrangement as the transition progresses.

Additionally, we may use cash to acquire businesses and technologies. The nature of these potential transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For the Three Months Ended
Total cash provided by (used in):	March 31, 2026	March 31, 2025
Operating activities	$82,026	$45,247
Investing activities	(10,139)	(28,057)
Financing activities	(19,083)	(19,906)
Net increase (decrease) in cash and cash equivalents and restricted cash	$52,804	$(2,716)

Cash Flows From Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities was $82.0 million, an increase of $36.8 million compared to $45.2 million for the three months ended March 31, 2025, primarily due to increases in operating revenues. Net cash provided by operating activities included net income of $57.9 million, adjusted for significant noncash items including provision for credit losses of $26.6 million, stock-based compensation of $7.1 million, and depreciation and amortization of $1.6 million, partially offset by changes in fair value of earnout and warrant liabilities of $11.5 million. Changes in operating assets and liabilities increased cash by $0.2 million, primarily driven by an increase in income taxes payable of $10.1 million and increase in non-current liabilities of $0.5 million, partially offset by an increase in prepaid expenses and other current assets of $6.5 million, an increase in ExtraCash receivables, service-based revenue of $1.7 million, a decrease in accounts payable of $1.6 million, and a decrease in other current liabilities of $0.4 million.

During the three months ended March 31, 2025, net cash provided by operating activities increased compared to the three months ended March 31, 2024 due to increases in operating revenues and a reduction in various operating expenses across the organization. Net cash provided by operating activities for the three months ended March 31, 2025 included net income of $28.8 million, and excluding non-cash impacts, included an increase in ExtraCash receivables, service based revenue of $3.3 million and a decrease in accrued expenses of $4.5 million. These changes were offset by an increase in income taxes payable of $4.7 million and an increase in other non-current liabilities of $0.3 million.

Cash Flows From Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $10.1 million, primarily consisting of $26.0 million in purchases of investments, $6.7 million in net ExtraCash originations and collections, and $1.5 million in payments for internally developed software costs, partially offset by $24.1 million from the sale and maturity of investments.

During the three months ended March 31, 2025, net cash used in investing activities was $28.1 million, primarily consisting of purchases of investments of $37.9 million, net ExtraCash originations and collections of $26.1 million and payments related to internally developed software costs and property and equipment of $1.4 million, partially offset by the sale and maturity of investments of $37.3 million.

Cash Flows From Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities was $19.1 million, primarily consisting of $186.7 million in repurchases of Class A common stock, $17.3 million for the purchase of capped calls, and $8.2 million for the payment of taxes related to net share settlements of equity awards, partially offset by $193.1 million in net proceeds from the issuance of convertible notes.

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

(i)
Allowance for credit losses; and
(ii)
Income taxes.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and estimates. Please refer to Note 2 in our accompanying condensed consolidated financial statements for the periods ended March 31, 2026 and 2025 included in this Quarterly Report on Form 10-Q.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $3.5 million and $3.3 million of uncertain tax positions as of March 31, 2026 and December 31, 2025, respectively, related to state income taxes and federal and state research and development tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We regularly assess the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, we consider both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We maintained a valuation allowance against our deferred tax assets, net of deferred tax liabilities, at March 31, 2025. Based upon management’s assessment of all available evidence at March 31, 2025, we concluded that it was more-likely-than-not that the deferred tax assets, net of deferred tax liabilities, will not be realized. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable. As such, we released $58.7 million of our valuation allowance associated with the U.S. federal and state deferred tax assets during the year ended December 31, 2025. As of March 31, 2026, there is no valuation allowance against our deferred tax assets, net of deferred tax liabilities. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

On June 27, 2025, California enacted legislation requiring financial institutions to utilize a single sales factor apportionment method, effective for tax years beginning in 2025. The new law decreased our California apportioned income and state income tax expense beginning in 2025 and was reflected in our condensed consolidated financial statements for the period ended March 31, 2026.

On July 4, 2025, new U.S. tax legislation H.R.1, known as the One Big Beautiful Bill Act ("OBBBA"), was enacted. The OBBBA introduces significant amendments to corporate taxation, including the modification of research and development (R&D) expense capitalization, additional limitations on interest expense deductions, and provisions for accelerated depreciation of fixed assets. During the third quarter of 2025, we completed our assessment of the OBBBA and elected to accelerate the amortization of our previously capitalized and unamortized U.S. research and development costs over a one-year period as permitted under the new legislation. As a result of the election, there was a corresponding decrease to our deferred tax assets and income tax payable in 2025 resulting from the restoration of full expensing of U.S. research and experimentation expenditures. We also do not expect any ongoing material impact to our effective tax rate as a result of the OBBBA.

Recently Issued Accounting Standards

Refer to Note 2, “Significant Accounting Policies,” of our condensed consolidated financial statements included in this report for a discussion of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily through interest rate fluctuations on our Debt Facility, a delayed draw senior secured loan facility with total commitments of $150.0 million maturing in December 2026. The Debt Facility bears interest at a base rate plus 5.00% per annum, where the base rate is the greater of SOFR for a three-month tenor plus 3.00%, or a contractual floor. As of March 31, 2026 and December 31, 2025, we had $75.0 million outstanding under the Debt Facility at an effective interest rate of approximately 8.9% and 9.0%, respectively. See Note 10, Debt Facility, in the notes to our consolidated financial statements for additional information.

Because our variable-rate exposure is limited to the $75.0 million drawn on the facility, the impact of interest rate fluctuations on our results of operations is not significant. A hypothetical 200 basis point increase in SOFR would increase the remaining annual interest expense by approximately $1.1 million based on period-end balances, subject to the contractual base rate floor.

We do not use derivative instruments to hedge interest rate risk. Over time, our Program Agreement with Coastal Community Bank is expected to reduce our reliance on the Debt Facility as ExtraCash receivables transition to an off-balance-sheet structure, though we will become indirectly exposed to a Federal Funds Rate-based variable rate retained by Coastal. We do not have material exposure to foreign currency exchange rate risk or commodity price risk.

ExtraCash receivables are short-duration assets with an average term of approximately 12 days. Due to their quick turnover, the fair value of these receivables is not materially sensitive to changes in market interest rates. However, macroeconomic conditions, including the interest rate environment, can affect our Members' ability to repay ExtraCash advances. Our allowance for credit losses was $38.0 million and $37.6 million as of March 31, 2026 and December 31, 2025, respectively. We manage credit risk through CashAI, our proprietary AI-powered underwriting engine. See Note 5, ExtraCash Receivables, Net, in the notes to our condensed consolidated financial statements for additional discussion.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Item 1A. Risk Factors.

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026, other than as noted below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to the 2031 Notes

We may not have the ability to raise the funds necessary to settle conversions of the 2031 Notes, repay the 2031 Notes at maturity or repurchase the 2031 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2031 Notes.

In March 2026, we completed a private offering of $200.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031 (the "2031 Notes"). Holders of the 2031 Notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2031 Notes, we are required to make cash payments in an amount at least equal to the principal amount of such notes (or, if less, the conversion value thereof). Moreover, we are required to repay the 2031 Notes in cash at the maturity date, unless earlier converted, redeemed or repurchased.

However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted or at their maturity. In addition, our ability to repurchase the 2031 Notes or to pay cash upon conversions of the 2031 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness.

Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay cash upon conversion or at the maturity date of the 2031 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2031 Notes or make cash payments upon conversions thereof. We have in the past been, and at any given time and from time to time may be, engaged in discussions or negotiations with respect to acquisitions, dispositions or other strategic transactions. There can be no assurance if or when we will enter into any such transactions, the terms thereof or whether such transactions will constitute a fundamental change.

The conditional conversion feature of the 2031 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2031 Notes is triggered, holders of notes will be entitled to convert the 2031 Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to make cash payments in an amount at least equal to the principal amount of such converted notes (or, if less, the conversion value thereof), which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we will be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2031 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2031 Notes, could adversely affect our reported financial results.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. In accordance with ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. By removing certain of the separation models, the effective interest rate of convertible debt instruments typically will more closely approximate the coupon interest rate when applying the guidance in Topic 835, Interest. Debt issuance costs will be amortized as interest expense over the life of the debt on an effective interest basis, in a manner consistent with the treatment of a debt discount. As a result of this amortization, the interest expense that we expect to recognize for the 2031 Notes for accounting purposes will be greater than the cash special interest payments (if any) we will make on the 2031 Notes, which will result in lower reported income.

In addition, under ASU 2020-06, the dilutive effect of convertible instruments shall be reflected in diluted EPS by application of the if-converted method. Because the principal amount of the 2031 Notes is required to be settled in cash in all circumstances, regardless of when a conversion occurs, with settlement of any in-the-money conversion spread payable in cash or shares at the Company's election, the diluted EPS result under the if-converted method will be similar to the diluted EPS result under previous GAAP of applying the treasury stock method. Under this method, the shares issuable upon conversion of the 2031 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2031 Notes exceeds the principal amount of the 2031 Notes. For diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such in-the-money amount are issued. We cannot be certain that accounting standards will not change in the future, and any future changes in the accounting standards may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the 2031 Notes is satisfied, then we will be required under applicable accounting standards to reclassify the liability carrying value of the 2031 Notes as a current, rather than long-term, liability. This reclassification could be required even if no noteholders elect to convert their notes and could materially reduce our reported net working capital.

The Capped Call Transactions may affect the value of the 2031 Notes and our common stock.

In connection with the issuance of the 2031 Notes, we entered into privately negotiated capped call transactions with certain financial institutions (the “Capped Call Transactions”). The Capped Call Transactions are expected generally to reduce potential dilution to our common stock upon any conversion of the 2031 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the Capped Call Transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2031 Notes, and they may unwind these various derivative transactions and purchase our common stock in open market transactions. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the 2031 Notes at that time.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2031 Notes (and are likely to do so (x) during any observation period related to a conversion of the 2031 Notes on or after January 1, 2031, (y) during any observation period related to a conversion of the 2031 Notes prior to January 1, 2031 or following any repurchase of the 2031 Notes by us on any fundamental change repurchase date, any redemption date or any other date on which we retire any notes, in each case, if we elect to terminate the relevant portion of the Capped Call Transactions, and (z) in connection with any negotiated unwind or modification of the Capped Call Transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2031 Notes, which could affect your ability to convert the 2031 Notes and, to the extent the activity occurs during any observation period related to a conversion of the 2031 Notes, it could affect the number of shares, if any, and value and/or amount of the consideration that you will receive upon conversion of the 2031 Notes. The potential effect, if any, of these transactions and activities on the market price of our common stock or the 2031 Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the 2031 Notes (and as a result, the value of the consideration or the amount of cash and/or the number of shares, if any, that you would receive upon the conversion of any notes) and, under certain circumstances, your ability to convert your notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2031 Notes or our common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the Capped Call Transactions.

The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any option counterparty.

In addition, the terms of the Capped Call Transactions may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The Capped Call Transactions may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the Capped Call Transactions.

Conversion of the 2031 Notes may dilute the ownership interest of existing stockholders, including holders who have previously converted their notes.

Upon conversion of the 2031 Notes, at our election, we may settle the portion, if any, of our conversion obligation in excess of the aggregate principal amount of the 2031 Notes being converted entirely or partly in shares of our common stock. As a result, the conversion of some or all of the 2031 Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the 2031 Notes could adversely affect prevailing market prices of our common stock and, in turn, the price of the 2031 Notes. In addition, the existence of the 2031 Notes may encourage short selling by market participants because the conversion of the 2031 Notes could depress the price of our common stock.

Risks Relating to our Indebtedness

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our Debt Facility and the 2031 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Class A Shares that May Yet Be Purchased Under the Plans or Program (in millions)*
January 1 – January 31, 2026	-	$-	-	$113.2
February 1 – February 28, 2026	-	$-	-	$113.2
March 1 – March 31, 2026	912,622	$204.60	912,622	$113.3
Total	912,622		912,622

* Refer to “Liquidity and Capital Resources—Share Repurchase Authorization” for additional information regarding our authorized share repurchase program.

The information required by Item 701 of Regulation S-K concerning the issuance of the 2031 Notes was previously reported in the Company's Current Report on Form 8-K filed with the SEC on March 9, 2026.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

4.1

Indenture, dated as of March 9, 2026, by and between Dave Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2026)

4.2	Form of 0% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1)

10.1†	First Amendment to the Employment Agreement, dated February 25, 2026, by and between Jason Wilk and Dave Inc.

10.2†	First Amendment to the Employment Agreement, dated March 2, 2026, by and between Kyle Beilman and Dave Inc.

10.3	Lease by and between PCJW Properties LLC and Dave Operating LLC, dated as of January 1, 2026

10.4+*	Consumer Credit Processing Services Addendum to Service Agreement, dated May 8, 2025, by and between Dave Operating LLC and Galileo Financial Technologies, LLC

10.5+*	Risk Services Addendum to Service Agreement, dated January 21, 2026, by and between Dave Operating LLC and Galileo Financial Technologies, LLC

10.6

Purchase Agreement, dated as of March 4, 2026, by and among Dave Inc. and J.P. Morgan Securities LLC, UBS Securities LLC and Evercore Group L.L.C., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2026)

10.7	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2026)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: May 5, 2026	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: May 5, 2026	DAVE INC.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer and Chief Operating Officer