Form 10-Q
period 2026-06-30
Dave Inc./DE
filed 2026-08-05
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, there were 12,757,710 shares of Class A common stock, $0.0001 par value, issued and 11,441,425 shares of Class A common stock outstanding. As of July 27, 2026, there were 1,314,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DAVE INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Annual Report”), as further updated in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and this Form 10-Q and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this report involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	As of June 30, 2026	As of December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,613	$80,523
Member receivables, net of allowance for credit losses of $40,924 and $37,641 as of June 30, 2026 and December 31, 2025, respectively	232,220	297,307
Investments	42,979	40,788
Prepaid income taxes	10,529	-
Prepaid expenses and other current assets	23,759	18,078
Total current assets	519,100	436,696
Property and equipment, net	489	474
Lease right-of-use assets (related-party of $324 and $195 as of June 30, 2026 and December 31, 2025, respectively)	324	195
Intangible assets, net	14,201	13,670
Restricted cash	1,841	1,841
Deferred tax assets, net	34,462	34,185
Other non-current assets	364	357
Total assets	$570,781	$487,418
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$6,963	$8,358
Accrued expenses	17,195	13,047
Debt facility, current	75,000	75,000
Lease liabilities, short-term (related-party of $227 and $63 as of June 30, 2026 and December 31, 2025, respectively)	227	63
Legal settlement accrual	9,710	7,838
Income taxes payable	-	1,651
Other current liabilities	13,836	8,040
Total current liabilities	122,931	113,997
Lease liabilities, long-term (related-party of $106 and $141 as of June 30, 2026 and December 31, 2025, respectively)	106	141
Convertible notes, net of discount and issuance costs	193,134	-
Warrant and earnout liabilities	41,456	16,077
Other non-current liabilities	5,264	4,476
Total liabilities	$362,891	$134,691
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 12,757,486 and 12,560,600 shares issued at June 30, 2026 and December 31, 2025, respectively 11,441,201 and 12,236,547 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,314,082 shares issued and outstanding at June 30, 2026 and December 31, 2025;	-	-
Additional paid-in capital	350,681	352,664
Treasury shares, at cost (Class A common stock, 1,266,722 and 274,490 shares at June 30, 2026 and December 31, 2025, respectively)	(251,150)	(43,730)
Accumulated other comprehensive income	317	374
Retained earnings	108,041	43,418
Total stockholders’ equity	$207,890	$352,727
Total liabilities, and stockholders’ equity	$570,781	$487,418

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

	As of June 30, 2026	As of December 31, 2025
Assets
Cash and cash equivalents	$39,339	$30,935
Investments	20,294	19,964
Member receivables, net of allowance for credit losses	179,862	206,595
Debt facility commitment fee, current	80	162
Total assets	$239,575	$257,656
Liabilities
Accounts payable	$534	$560
Debt facility, current	75,000	75,000
Total liabilities	$75,534	$75,560

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except per share data)

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating revenues:
Service based revenue, net	$160,047	$121,593	$307,634	$219,444
Transaction based revenue, net	10,746	10,164	21,573	20,292
Total operating revenues, net	170,793	131,757	329,207	239,736
Operating expenses:
Provision for credit losses	28,818	25,295	55,404	35,898
Processing and servicing costs	10,299	7,170	19,859	14,157
Financial network and transaction costs	7,967	7,227	15,719	14,266
Advertising and activation costs	20,358	15,456	34,618	27,386
Compensation and benefits	35,739	26,430	63,329	53,681
Technology and infrastructure	3,851	2,894	7,246	5,620
Other operating expenses	11,520	6,203	21,225	12,497
Total operating expenses	118,552	90,675	217,400	163,505
Other (income) expenses:
Interest income	(1,328)	(588)	(2,152)	(1,019)
Interest expense	2,020	1,777	3,749	3,535
Changes in fair value of earnout liabilities	11,242	7,894	8,052	7,496
Changes in fair value of public and private warrant liabilities	25,636	20,491	17,327	20,843
Total other (income) expense, net	37,570	29,574	26,976	30,855
Net income before provision for income taxes	14,671	11,508	84,831	45,376
Provision for income taxes	7,984	2,468	20,208	7,524
Net income	$6,687	$9,040	$64,623	$37,852

Net income per share:
Basic	$0.53	$0.68	$4.94	$2.86
Diluted	$0.49	$0.62	$4.60	$2.61
Weighted-average shares used to compute net income per share
Basic	12,719,166	13,364,926	13,075,038	13,246,266
Diluted	13,679,803	14,554,218	14,037,743	14,475,435

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$6,687	$9,040	$64,623	$37,852
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	21	(132)	(57)	(124)
Comprehensive income	$6,708	$8,908	$64,566	$37,728

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at April 1, 2026	11,399,723	$1	1,314,082	$-	$334,295	$(232,165)	$296	$101,354	$203,781
Issuance of Class A common stock in connection with stock plans	121,088	-	-	-	37	-	-	-	37
Repurchase of Class A common stock	(79,610)	-	-	-	-	(18,985)	-	-	(18,985)
Stock-based compensation	-	-	-	-	16,349	-	-	-	16,349
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	21	-	21
Net income	-	-	-	-	-	-	-	6,687	6,687
Balance at June 30, 2026	11,441,201	$1	1,314,082	$-	$350,681	$(251,150)	$317	$108,041	$207,890

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at April 1, 2025	11,776,634	$1	1,514,082	$-	$329,828	$(6,960)	$229	$(123,635)	$199,463
Issuance of Class A common stock in connection with stock plans	206,442	-	-	-	418	-	-	-	418
Conversion of Class V common stock to Class A common stock	100,000	-	(100,000)	-	-	-	-		-
Stock-based compensation	-	-	-	-	8,285	-	-	-	8,285
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(132)	-	(132)
Net income	-	-	-	-	-	-	-	9,040	9,040
Balance at June 30, 2025	12,083,076	$1	1,414,082	$-	$338,531	$(6,960)	$97	$(114,595)	$217,074

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	12,236,547	$1	1,314,082	$-	$352,664	$(43,730)	$374	$43,418	$352,727
Issuance of Class A common stock in connection with stock plans	235,736	-	-	-	100	-	-	$0	100
Shares withheld related to net share settlement	(38,850)	-	-	-	(8,170)	-	-	-	(8,170)
Repurchase of Class A common stock	(992,232)	-	-	-	-	(207,420)	-	-	(207,420)
Stock-based compensation	-	-	-	-	23,451	-	-	-	23,451
Purchases of capped calls	-	-	-	-	(17,364)	-	-	-	(17,364)
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(57)	-	(57)
Net income	-	-	-	-	-	-	-	64,623	64,623
Balance at June 30, 2026	11,441,201	$1	1,314,082	$-	$350,681	$(251,150)	$317	$108,041	$207,890

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	11,501,965	$1	1,514,082	$-	$335,326	$-	$221	$(152,447)	$183,101
Issuance of Class A common stock in connection with stock plans	694,793	-	-	-	722	-	-	-	722
Shares withheld related to net share settlement	(132,312)	-	-	-	(13,319)	-	-	-	(13,319)
Repurchase of Class A common stock	(81,370)	-	-	-	-	(6,960)	-	-	(6,960)
Conversion of Class V common stock to Class A common stock	100,000	-	(100,000)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	15,802	-	-	-	15,802
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(124)	-	(124)
Net income	-	-	-	-	-	-	-	37,852	37,852
Balance at June 30, 2025	12,083,076	$1	1,414,082	$-	$338,531	$(6,960)	$97	$(114,595)	$217,074

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Six Months Ended
	June 30, 2026	June 30, 2025
Operating activities
Net income	$64,623	$37,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,676	3,157
Provision for credit losses	55,404	35,898
Changes in fair value of earnout liabilities	8,052	7,496
Changes in fair value of public and private warrant liabilities	17,327	20,843
Stock-based compensation	23,451	15,802
Non-cash interest expense from the convertible notes	439	-
Deferred income taxes	(277)	-
Non-cash lease expense	-	(20)
Changes in fair value of marketable securities and investments	-	66
Changes in operating assets and liabilities:
Member receivables, service based revenue	(10,090)	(7,909)
Prepaid income taxes	(10,529)	-
Prepaid expenses and other current assets	(5,764)	(1,719)
Accounts payable	(1,290)	965
Accrued expenses	4,148	458
Income taxes payable	(1,651)	-
Legal settlement accrual	1,872	159
Other current liabilities	235	(164)
Other non-current liabilities	788	608
Other non-current assets	(7)	(8)
Net cash provided by operating activities	150,407	113,484

Investing activities
Payments for internally developed software costs	(3,993)	(3,101)
Purchase of property and equipment	(251)	(164)
Net originations, purchases and collections of Member receivables	23,770	(77,794)
Purchase of investments	(47,355)	(108,849)
Sale and maturity of investments	45,107	108,065
Purchase of marketable securities	-	(2)
Net cash provided by (used in) investing activities	17,278	(81,845)

Financing activities
Repurchases of Class A common stock	(205,856)	(6,891)
Proceeds from issuance of common stock for stock option exercises	100	722
Proceeds from issuance of convertible notes, net	192,695	-
Purchase of capped calls	(17,364)	-
Payment of taxes for shares withheld related to net share settlement	(8,170)	(13,319)
Net cash used in financing activities	(38,595)	(19,488)

Net increase in cash and cash equivalents and restricted cash	129,090	12,151
Cash and cash equivalents and restricted cash, beginning of the period	82,364	51,377
Cash and cash equivalents and restricted cash, end of the period	$211,454	$63,528

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	$105	$-
Operating lease right of use assets recognized	$311	$-
Operating lease liabilities recognized	$311	$-
Accrued excise taxes for repurchases of Class A common stock	$1,564	$69

Supplemental disclosure of cash paid for:
Income taxes	$31,587	$1,615
Interest	$3,250	$3,490

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$209,613	$61,687
Restricted cash	$1,841	$1,841
Total cash, cash equivalents, and restricted cash, end of the period	$211,454	$63,528

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

Nature of Business

The Company generates revenue through four primary business activities: (1) ExtraCash, a short-term credit product; (2) Dave Checking, a digital banking account; (3) Dave Flex, a short-term installment credit card product (in early member testing); and (4) subscription-based personal financial management tools.

ExtraCash: ExtraCash provides Members with up to $500 of short-term liquidity (in the form of discretionary overdraft through our bank partners) to bridge liquidity gaps between paychecks, offered through FDIC-insured bank partners. The product operates without interest charges, late fees, or credit checks. The Company's proprietary AI-powered underwriting engine, CashAI, analyzes checking account transaction data in real-time to determine eligibility and approval amounts without requiring FICO scores or credit bureau data. Settlements are scheduled based on forecasted paycheck dates, with average settlement periods of approximately 12 days.

In February 2025, the Company completed the transition to a simplified fee structure, replacing the prior optional tip and express fee model with a mandatory overdraft service fee equal to the greater of $5 or 5% of the transfer amount, subject to a maximum fee (the "fee cap") that the Company removed during the second quarter of 2026 for certain Member cohorts. Instant transfers to Dave Checking accounts incur no additional fees. The Company manages underwriting, fraud mitigation, payment processing, servicing, and collections.

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

In April 2026, the Company began a limited test of Dave Flex, a Mastercard-branded general purpose credit card, with a pay-in-four installment credit feature issued through Coastal Community Bank ("Coastal"), with a small group of existing Members. Purchases made during a purchase period are repaid in up to four substantially equal installments due every two weeks, generally aligned with Member paycheck dates, with no compound interest, no late fees, and no credit check. As with ExtraCash, Dave Flex is underwritten by CashAI based on checking account cash flow data rather than FICO scores or credit bureau data, and unlike many buy-now-pay-later products, it may be used across merchants without a separate application for each purchase. Dave Flex remains in an early testing phase, and the related receivables, allowance, and fee revenue were immaterial for the three and six months ended June 30, 2026.

Personal Financial Management: The Company offers a suite of personal financial management tools through a monthly membership, including automated budgeting, savings goals with round-up functionality, and an income opportunity service to help with supplemental work. In June 2025, the Company increased the monthly membership fee from $1 to $3 for new Members. Members enrolled prior to this change are grandfathered at their existing rate.

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

Use of Estimates

The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The Company's estimates are based on its historical experience and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company's critical accounting estimates and assumptions are evaluated on an ongoing basis, including those related to the:

(i) Allowance for credit losses (including, beginning June 1, 2026, the off-balance-sheet credit loss liability associated with guaranteed ExtraCash receivables held by Coastal); and

(ii) Income taxes.

The allowance for credit losses estimate also includes expected credit losses on purchased Dave Flex receivables. Because Dave Flex is a new installment product with limited program-specific history, the related estimate involves a higher degree of estimation uncertainty, including the use of an interim methodology and loss-rate assumptions derived by reference to the ExtraCash portfolio. Dave Flex receivables and the related allowance were immaterial as of June 30, 2026.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended		For The Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service based revenue, net
Processing and overdraft service fees, net	$144,931	$113,464	$278,519	$196,912
Tips	-	-	-	7,496
Subscriptions	15,071	8,053	29,016	14,870
Other	45	76	99	166
Transaction based revenue, net
Interchange revenue, net	6,029	6,011	12,229	11,896
ATM revenue, net	633	745	1,292	1,539
Other	4,084	3,408	8,052	6,857
Total operating revenues, net	$170,793	$131,757	$329,207	$239,736

Service Based Revenue, Net

Service based revenue, net primarily consists of processing and overdraft service fees, and subscriptions charged to Members, net of processor costs associated with ExtraCash originations; optional tips, which the Company discontinued in February 2025, are described under "Tips" below.

The Company offers ExtraCash through its bank partners. Prior to June 1, 2026, ExtraCash receivables from both bank partners were originated by the bank partner and acquired and held by the Company within one business day of origination, and were accounted for as financing receivables under ASC 310, Receivables ("ASC 310"), recorded at par value, which approximates fair value given their short-term nature.

Beginning June 1, 2026, under the amended Program Agreement with Coastal, ExtraCash receivables originated and retained by Coastal are currently acquired by the Company after they become past due, and the Company provides a financial guarantee under ASC 460, Guarantees ("ASC 460"), and is contractually obligated to purchase from Coastal, at par, any ExtraCash receivable that remains outstanding more than 60 days after origination. For Coastal-held ExtraCash receivables, the fee charged to Members represents the guarantee premium and is recognized within service based revenue, net over the guarantee period. ExtraCash originated through the Company's other bank partner is not affected by the amended Program Agreement with Coastal and continues to be acquired within one business day of origination and accounted for under ASC 310.

The Company also earns installment and monthly participation fees on Dave Flex, an installment-based credit card product launched in April 2026, which are recognized within service based revenue, net and were immaterial relative to the Company's ExtraCash-related revenue for the three and six months ended June 30, 2026.

Processing and Overdraft Service Fees, Net

Processing and overdraft service fees apply in connection with a Member's use of ExtraCash. The Company's fee model, rolled out to all Members in February 2025, is a mandatory overdraft service fee. For accounting purposes, these fees are treated as non-refundable loan origination fees and are recognized under the effective interest method over the average expected contractual term of the related ExtraCash transactions.

Beginning June 1, 2026, for ExtraCash receivables originated and retained by Coastal, the same fee represents, for accounting purposes, the guarantee premium under the financial guarantee arrangement (ASC 460) rather than a fee on a receivable accounted for under ASC 310, and is recognized within service based revenue, net over the guarantee period (see Note 5, Member Receivables, Net). Because the guarantee period approximates the expected term of the related receivables, the pattern and timing of income recognition are substantially the same as under the effective interest method described above.

Costs the Company incurs to originate ExtraCash are treated, for accounting purposes, as direct origination costs. For ExtraCash receivables originated and held by the Company under ASC 310, these costs are deferred and netted against ExtraCash-related income under the effective interest method over the average expected contractual term of the related ExtraCash transactions. For ExtraCash receivables originated and retained by Coastal under the financial guarantee arrangement (ASC 460), the Company does not recognize an originated receivable against which to defer such costs; accordingly, those origination costs are expensed as incurred. Direct origination costs recognized as a reduction of ExtraCash-related income were $1.8 million and $1.4 million during the three months ended June 30, 2026 and 2025, respectively, and $3.5 million and $2.5 million during the six months ended June 30, 2026 and 2025, respectively.

Tips

Through February 2025, the Company permitted, but did not require, Members receiving ExtraCash to leave a discretionary tip. For accounting purposes, tips were treated as an adjustment of yield to ExtraCash and recognized over the average expected contractual term of the related receivables. The Company eliminated optional tips in February 2025, and no tip revenue was recognized during the three and six months ended June 30, 2026.

Subscriptions and Other

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

Other service based revenue consists of lead generation fees from the Company’s Side Hustle advertising partners and revenue share from the Company's Surveys partner.

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions of Members' funds, volume support from a certain co-branded agreement, dormant account fees, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members spend on Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from Members' usage of out-of-network ATMs reduced by related ATM transaction costs during the three and six months ended June 30, 2026 were $0.6 million and $1.3 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and six months ended June 30, 2026 were $0.6 million and $1.2 million, respectively. ATM fees earned from Members' usage of out-of-network ATMs reduced by related ATM transaction costs during the three and six months ended June 30, 2025 were $0.7 million and $1.5 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and six months ended June 30, 2025 were $0.6 million and $1.1 million, respectively.

Processing and Servicing Costs

Processing and servicing costs consist of amounts paid to third-party processors for the recovery of ExtraCash, tips, processing fees, overdraft service fees and subscriptions. These expenses also include fees paid for services to connect Members' bank accounts to the

Company's application. Except for processing and servicing costs associated with ExtraCash originations, which are recorded net against processing and overdraft service based revenue, all other processing and servicing costs are expensed as incurred.

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

Investments

Investments consist of government securities and are classified as “available-for-sale” as the sale of such securities may be required prior to maturity to implement the Company’s strategies. The fair value of investments is determined by quoted prices in active markets with unrealized gains and losses, net of tax (other than credit related impairment) reported as a separate component of other comprehensive income. For securities with unrealized losses, any credit related portion of the loss is recognized in earnings. If it is more likely than not that the Company will be unable or does not intend to hold the security to recovery of the non-credit related unrealized loss, the loss is recognized in earnings. Realized gains and losses are determined using the specific identification method and recognized in the condensed consolidated statements of comprehensive income. Any related amounts recorded in accumulated other comprehensive income are reclassified to earnings (on a pre-tax basis).

Member Receivables

Member receivables primarily include ExtraCash and Dave Flex receivables, inclusive of processing and overdraft service fees, net of certain direct origination costs and an allowance for credit losses. ExtraCash receivables originated by a bank partner and held by the Company are accounted for as financing receivables under ASC 310, Receivables ("ASC 310"). Beginning June 1, 2026, ExtraCash receivables the Company purchases from Coastal under the amended Program Agreement with Coastal are accounted for as purchases of financial assets under ASC 860, Transfers and Servicing ("ASC 860"). Dave Flex receivables are described below.

Member receivables are not interest-bearing. For receivables accounted for under ASC 310, the Company recognizes these Member receivables at the origination amount and does not use discounting techniques to determine the present value of originations due to their short-term nature. Receivables accounted for under ASC 860 consist of the ExtraCash receivables the Company purchases from Coastal under the guarantee arrangement; the Company records these purchased receivables at par upon purchase and establishes the allowance for credit losses by transferring the related off-balance-sheet guarantee credit-loss liability, with no incremental provision recognized on the purchase date.

The Company does not provide modifications to ExtraCash and does not charge late fees.

In April 2026, the Company began offering Dave Flex, an installment-based credit card product under which Members repay eligible purchases in four equal payments. Coastal originates Dave Flex receivables, and the Company purchases them within three business days of origination and accounts for them as purchases of financial assets under ASC 860. Dave Flex receivables are recognized on the Company's condensed consolidated balance sheet when purchased, are presented within Member receivables, and are not subject to the off-balance sheet Coastal financial-guarantee arrangement that became effective June 1, 2026, described below.

Dave Flex receivables are recorded at their purchase amount, which approximates fair value at acquisition, and each transaction is repaid by the Member in four equal installments. The Company earns an installment fee of 3% of the outstanding balance at the end of each two-week purchase period, which is deferred and, as a yield adjustment, recognized in service-based revenue over the four scheduled installment dates. The Company also charges a monthly participation fee which is charged to each Member with an open Dave Flex account, regardless of usage or balance. The participation fee is deferred and recognized ratably over the related monthly period. Dave Flex receivables and the related fee revenue were immaterial for the three and six months ended June 30, 2026.

Allowance for Credit Losses

Member receivables from contracts with Members as of the balance sheet dates are recorded at their original origination or purchased amounts, inclusive of outstanding processing fees, overdraft service fees and tips, and reduced by an allowance for credit losses. The Company pools its ExtraCash receivables, all of which are short-term (average term of approximately 12 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers' payment behavior, it determined that its historical loss rates remain most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for credit losses at the time of ExtraCash origination. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the condensed consolidated statements of operations.

When the Company determines that an ExtraCash receivable is not collectible, or after 120 days from origination has passed, the uncollectible amount is written-off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for credit losses. Based on the average ExtraCash receivables term of approximately 12 days, ExtraCash receivables outstanding 13 or more days from origination may be considered past due. Any change in circumstances related to a specific Member's ExtraCash receivable may result in an additional allowance for credit losses being recognized in the period in which the change occurs.

ExtraCash is originated by the Company's bank partners, and ExtraCash reflected on the Company's condensed consolidated balance sheet is reserved under the methodology described above. Effective June 1, 2026, under the amended Program Agreement with Coastal, Coastal originates and retains legal ownership of ExtraCash receivables. Under this arrangement, the Company guarantees the credit performance of the Coastal-originated ExtraCash receivables and is obligated to purchase from Coastal, at par, any receivable that remains outstanding more than 60 calendar days after origination; because ExtraCash is non-interest-bearing, the repurchase price is par principal with no accrued interest. The Company has the option, but not the obligation, to purchase from Coastal any outstanding ExtraCash receivables that are 60 calendar days or less past their respective origination dates subject to certain limits. The Company bears the economic credit risk on, and reimburses Coastal for credit losses on, these Coastal-held ExtraCash receivables. The Company accounts for the arrangement as a financial guarantee under ASC 460, comprising a non-contingent stand-ready obligation and a contingent obligation to reimburse Coastal for credit losses. The ExtraCash fee charged to Members represents the guarantee premium; the Company initially measures the stand-ready liability at the consideration receivable, which approximates fair value, recognizes it in income over the guarantee period, and recognizes no servicing asset or liability, as servicing fees approximate adequate compensation.

The contingent obligation is an off-balance-sheet credit exposure measured under the same current expected credit loss ("CECL") methodology described above, applying the Company's existing loss-rate curves, by aging bucket, to the Coastal-held ExtraCash receivables outstanding at each reporting date, including the contractual minimum balance Coastal maintains, with changes recognized in provision for credit losses. On purchase, the Company records the receivables at par, establishes an allowance for credit losses, and transfers the related off-balance-sheet liability to that allowance.

The Company purchases ExtraCash receivables from Coastal after they have become past due; the receivables are therefore delinquent at the time of purchase and are accounted for as purchased financial assets with credit deterioration ("PCD"). Because the Company already carries the expected credit loss on these receivables as the off-balance-sheet guarantee credit-loss liability and purchases at par, it effectively acquires the receivables at fair value and no non-credit discount is recognized on the purchase date. The Company establishes the allowance by transferring the related off-balance-sheet guarantee credit-loss liability to the on-balance-sheet allowance for credit losses.

Dave Flex

The Company estimates expected credit losses on Dave Flex receivables based on the delinquency status of each individual Dave Flex installments; a Member's default on any installment is treated as a negative credit indicator for that Member's other outstanding Dave Flex loans. The Company expects to develop and transition to a Dave Flex-specific model as sufficient loss history accumulates.

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

Capitalized costs for the three and six months ended June 30, 2026 were $2.5 million and $4.0 million, respectively. Capitalized costs for the three and six months ended June 30, 2025 were $1.7 million and $3.1 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, Member receivables, and accounts receivable. The Company’s cash and cash equivalents and restricted cash in excess of the FDIC insured limits were $210.5 million at June 30, 2026 and $81.4 million at December 31, 2025. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its investments are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

We rely on agreements with Evolve Bank & Trust, our primary bank partner, and Coastal Community Bank to provide ExtraCash and other deposit accounts, debit card services and other transaction services to us and our Members.

Effective June 1, 2026, the Company also maintains a deposit account at Coastal in Coastal’s name (the "Cash Collateral Account"), classified as a deposit asset within prepaid expenses and other current assets (see Note 4, Prepaid Expenses and Other Current Assets), which exposes the Company to concentration of credit risk with respect to Coastal.

No Member individually exceeded 10% or more of the Company’s Member receivables balance as of June 30, 2026 and December 31, 2025.

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

Advertising and Activation Costs

Advertising costs are expensed as incurred. Advertising costs consist primarily of expenses related to digital marketing, paid social media, influencer partnerships, content marketing and referral programs. Advertising costs for the three and six months ended June 30, 2026, were $18.2 million and $30.6 million, respectively, and are presented within advertising and activation costs in the condensed consolidated statements of operations. Advertising costs for the three and six months ended June 30, 2025, were $13.4 million and $23.7 million, respectively. Activation costs, which consist primarily of expenses incurred to onboard and activate new users, are also expensed as incurred. Activation costs for the three and six months ended June 30, 2026, were $2.2 million and $4.0 million, respectively, and are presented within advertising and activation costs in the condensed consolidated statements of operations. Activation costs for the three and six months ended June 30, 2025 were $2.1 million and $3.7 million, respectively.

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

The following table presents the relationship between provision for income taxes and net income before provision for income taxes (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income before provision for income taxes	$14,671	$11,508	$84,831	$45,376
Provision for income taxes	$(7,984)	$(2,468)	$(20,208)	$(7,524)
Effective income tax rate	54.4%	21.4%	23.8%	16.6%

The provision for income tax expense recorded during the three and six months ended June 30, 2026 and 2025, primarily relates to federal and state taxes on earnings, partially offset by favorable discrete stock-based compensation deductions and increased by unfavorable discrete nondeductible losses related to changes in the fair value of warrant liabilities and earnout liabilities in each period.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $3.7 million and $3.3 million of uncertain tax positions as of June 30, 2026 and December 31, 2025, respectively, related to state income taxes, and federal and state research and development tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the condensed consolidated statement of operations. The Company recognized insignificant amounts of interest expense as a component of income tax expense within the condensed consolidated statement of operations during the three and six months ended June 30, 2026 and 2025. Additionally, income tax-related accrued interest was insignificant as of June 30, 2026 and December 31, 2025.

Segment Information

The Company determines its operating segment based on how its chief operating decision makers manage operations, make operating decisions, and evaluate operating performance. The Company has determined that the Chief Operating Decision Maker (“CODM”) is a joint role shared by the Chief Executive Officer and Chief Financial Officer. Based upon the way the CODM reviews financial information and makes operating decisions and considering that the CODM reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance, the operations of the Company constitute a single operating segment and reportable segment. Refer to Note 18, Segment Information in the accompanying notes to the condensed consolidated financial statements for further details.

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

For the three months ended June 30, 2026, the average market price per share of the Company's Class A common stock did not exceed the initial conversion price per share. Accordingly, the conversion premium was zero and no incremental shares related to the 2031 Notes were included in the diluted earnings per share computation. The maximum number of shares issuable upon conversion of the

2031 Notes, including potential adjustments under the make-whole fundamental change provisions, is reflected in the table of potentially dilutive securities excluded from the diluted EPS computation above.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to holders of common stock (in thousands, except share data):

	For The Three Months Ended		For The Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator
Net income attributed to common stockholders—basic and diluted	$6,687	$9,040	$64,623	$37,852

Denominator
Weighted-average shares of common stock—basic	12,719,166	13,364,926	13,075,038	13,246,266
Dilutive effect of stock options	206,409	221,925	195,063	193,126
Dilutive effect of RSUs	754,228	967,367	767,642	1,036,043
Weighted-average shares of common stock—diluted	13,679,803	14,554,218	14,037,743	14,475,435

Net income per share
Basic	$0.53	$0.68	$4.94	$2.86
Diluted	$0.49	$0.62	$4.60	$2.61

The following potentially dilutive shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	For The Three Months Ended		For The Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Equity incentive awards	524,851	425,793	545,090	504,835
Convertible notes¹	716,500	-	716,500	-
Capped call²	716,500	-	716,500	-
Total	1,957,851	425,793	1,978,090	504,835

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

In addition to the amounts in the table above, the Company excluded 11,444,235 public and private warrants and 49,563 earnout shares that were potentially dilutive from the computation of diluted net income for the three and six months ended June 30, 2026 and 2025, as including them would have been antidilutive. In connection with the 1-for-32 reverse stock split effected on January 4, 2023, 32 warrants are exercisable for one share of Class A Common Stock. Refer to Note 9 Warrant Liabilities and Note 13 Fair Value of Financial Instruments for further details.

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

During the three months ended June 30, 2026, the average market price of the Company's Class A common stock did not exceed the initial conversion price of the 2031 Notes. As a result, the conversion premium was zero and no incremental shares related to the 2031 Notes were included in the diluted earnings per share calculation for the period. The maximum number of shares potentially issuable upon conversion of the 2031 Notes, including potential adjustments under the make-whole fundamental change provisions, is reflected in the table of potentially dilutive securities excluded from the diluted EPS computation above.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date. Together, these amendments require entities to disclose, for each relevant income statement expense caption, the amounts of inventory purchases, employee compensation, and depreciation and intangible asset amortization, as well as total selling expenses and the entity’s definition of selling expenses. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and application permitted on a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial position, results of operations or cash flows; it expects the impact to be limited to additional disclosures, principally the disaggregation of employee compensation and depreciation and amortization within relevant expense captions, as the Company does not hold inventory.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments add a scope exception removing certain non-exchange-traded contracts whose underlying is based on operations or activities specific to one of the parties from derivative accounting under Topic 815, and clarify that an entity applies Topic 606 to share-based noncash consideration received from a customer until its right to that consideration becomes unconditional. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows or related disclosures.

On November 12, 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the population of purchased financial assets subject to the gross-up approach under ASC 326 to include "purchased seasoned loans." The ASU defines purchased seasoned loans as non-PCD loans (other than credit cards) that are either (i) acquired in a business combination or (ii) acquired more than 90 days after origination, in an asset acquisition or upon consolidation of a variable interest entity that is not a business, by a transferee that was not involved in the loans' origination. Under the gross-up approach, an acquirer adds expected credit losses to the purchase price to establish the initial amortized cost basis and does not recognize a provision for credit loss expense at acquisition, consistent with the treatment of purchased financial assets with credit deterioration. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, are applied prospectively, and permit early adoption. The Company does not currently expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes 33 targeted amendments across GAAP to clarify, correct, and improve the Codification without changing core principles. The amendments address items such as removing obsolete glossary entries, fixing illustrative errors, clarifying EPS dilution guidance, refining credit-loss guidance, and updating various cross-references. For all entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on an issue-by-issue basis and transition permitted on a prospective or retrospective basis. The Company is evaluating the impact of this guidance, including whether the amendments refining credit-loss guidance affect its CECL methodology, on its condensed consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than extinguishments. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, and may be applied on either a prospective or retrospective basis, with early adoption permitted. The Company adopted ASU 2024-04 effective January 1, 2026 on a prospective basis. The adoption of this guidance did not have an impact on the Company's consolidated financial position, results of operations, or cash flows, as no conversions or settlements of the 2031 Notes occurred during the six months ended June 30, 2026.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting entities to assume that current economic conditions at the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets arising from revenue transactions within the scope of ASC 606. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected the practical expedient. The practical expedient applies to the Company's current accounts receivable arising from revenue contracts and does not affect ExtraCash receivables, which are financing receivables accounted for under ASC 310. As a public business entity, the Company is not eligible for the separate accounting policy election available to certain nonpublic entities to consider subsequent collection activity. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Note 3 Investments

Below is a summary of investments, which are measured at fair value as of June 30, 2026 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	42,612	367	-	42,979
Total	$42,612	$367	$-	$42,979

Below is a summary of investments, which are measured at fair value as of December 31, 2025 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	40,364	424	-	40,788
Total	$40,364	$424	$-	$40,788

There were no unrealized losses on the available-for-sale investment securities as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$42,612	$42,979
Due after one year through five years	$-	$-
Total	$42,612	$42,979

Note 4 Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Partner receivables	9,230	3,971
Prepaid expenses	5,431	3,927
Rebate receivables	4,381	4,054
Bank partner deposits	1,480	3,618
Card inventory & postage deposit	1,411	1,053
Other	1,826	1,455
Total	$23,759	$18,078

Partner receivables represent amounts due from strategic partners for contractual reimbursements and credits earned under partnership agreements, primarily related to the Company's checking product. These receivables increased $5.3 million from December 31, 2025, reflecting higher transaction volume during the quarter and the normal billing cycle, under which a significant portion of annual partner payments are received in the fourth quarter, resulting in a lower year-end balance that rebuilds during the first quarter. Partner receivables are typically collected within 60 days of the contract year-end and are not subject to significant credit risk.

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

Note 5 Member Receivables, Net

Member receivables, net, consist of outstanding ExtraCash and Dave Flex receivables, inclusive of processing fees and overdraft service fees, less an allowance for credit losses. The following table presents the components of Member receivables, net, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Member receivables, net	$225,720	$297,307
Guarantee obligation receivable, net	6,500	-
Total Member receivables, net	$232,220	$297,307

Guaranteed ExtraCash Receivables and Off-Balance-Sheet Credit Exposure

Effective June 1, 2026, ExtraCash receivable principal originated and retained by Coastal is not recorded on the Company's condensed consolidated balance sheet until purchased by the Company. The Company does, however, record a guarantee obligation receivable representing accrued service-based fees owed by Members on Coastal-held ExtraCash advances. As of June 30, 2026, the Company recognized a guarantee obligation receivable of approximately $6.5 million presented within Member receivables, net on the condensed consolidated balance sheet. The Company is required to maintain a cash collateral account at Coastal tied to the expected credit losses on Coastal-held receivables. As of June 30, 2026, Coastal held ExtraCash receivables with an outstanding principal balance of approximately $93.0 million for which the Company bears economic credit risk. This balance represents the maximum potential future payments under the guarantee, undiscounted and not reduced by amounts recoverable under the Cash Collateral Account. Coastal is required to maintain a minimum ExtraCash receivables balance of $75.0 million, which the Company may not purchase below. Separately, the Company is obligated to purchase any ExtraCash receivables subject to fraud losses, consistent with its historical fraud-identification practices. As of June 30, 2026, the Company recognized a guarantee liability of $3.8 million and a credit loss liability of $4.0 million, both presented within Other current liabilities on the condensed consolidated balance sheet.

The roll-forward of the guarantee liability and credit loss liability from June 1, 2026 to June 30, 2026 is as follows (in thousands):

	Guarantee Liability	Credit loss liability
Balance at June 1, 2026	$-	$-
Additions	6,792	3,997
Released to income / remeasurement	(2,961)	-
Balance at June 30, 2026	$3,831	$3,997

The Cash Collateral Account maintained at Coastal was approximately $0.7 million as of June 30, 2026 and is included within bank partner deposits in prepaid expenses and other current assets (see Note 4, Prepaid Expenses and Other Current Assets). The cash collateral requirement is determined monthly by applying the Company's loss rates, by aging bucket, to the average daily Coastal-held Member receivables balances.

During the period from June 1, 2026 to June 30, 2026, the Company purchased ExtraCash receivables from Coastal accounted for as purchased financial assets with credit deterioration. The following table presents the PCD gross-up at the acquisition dates (in thousands):

PCD
ExtraCash receivables purchased at par	$29,595
Credit loss liability for ExtraCash receivables purchased	(4,361)
Amortized cost basis at acquisition	$25,234

Below is a detail of Member receivables, net, inclusive of Coastal-held ExtraCash receivables and Dave Flex receivables, as of June 30, 2026 (in thousands):

Days From Origination	Gross Member Receivables	Allowance for Credit Losses	Member Receivables, Net
1-10	$237,228	$(3,417)	$233,811
11-30	90,048	(13,720)	76,328
31-60	16,839	(10,433)	6,406
61-90	12,333	(9,344)	2,989
91-120	9,712	(8,007)	1,705
Total Gross of Coastal-Held Member Receivables	366,160	(44,921)	321,239
Less Coastal-Held Member Receivables	(93,016)	3,997	(89,019)
Total Net of Coastal-Held Member Receivables	$273,144	$(40,924)	$232,220

The approximate $4.0 million allowance for credit losses related to the Coastal-held ExtraCash receivables is presented within Other current liabilities on the condensed consolidated balance sheet as of June 30, 2026.

Below is a detail of Member receivables, net as of December 31, 2025 (in thousands):

Days From Origination	Gross Member Receivables	Allowance for Credit Losses	Member Receivables, Net
1-10	$242,091	$(3,006)	$239,085
11-30	56,897	(8,851)	48,046
31-60	13,093	(7,942)	5,151
61-90	11,893	(8,888)	3,005
91-120	10,974	(8,954)	2,020
Total	$334,948	$(37,641)	$297,307

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2026	$37,641
Plus: provision for credit losses	55,404
Plus: amounts recovered	10,695
Less: amounts written-off	(58,819)
Less: off-balance sheet allowance (included in other current liabilities)	(3,997)
Ending allowance balance at June 30, 2026	$40,924

Opening allowance balance at January 1, 2025	$22,703
Plus: provision for credit losses	35,898
Plus: amounts recovered	7,860
Less: amounts written-off	(33,944)
Ending allowance balance at June 30, 2025	$32,517

The provision for credit losses for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025, primarily due to ExtraCash origination volume growth to approximately $4.4 billion from $3.3 billion. The period over period change was also affected by the calendar day on which each period ended, which, given the approximately 12-day average term of ExtraCash receivables, influences the balances outstanding in the shorter-dated aging buckets and the related provision. Underlying credit performance and historical loss rates remained relatively stable period over period.

Dave Flex Receivables, Net

Dave Flex receivables, net, represent purchased Dave Flex installment receivables, inclusive of deferred fees, less an allowance for credit losses, and are included in Member receivables, net on the Company's condensed consolidated balance sheet. As of June 30, 2026, gross Dave Flex receivables, the related allowance, and Dave Flex receivables, net, were immaterial. The Company will present an aging table and allowance roll-forward once Dave Flex balances warrant separate tabular disclosure.

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		June 30, 2026			December 31, 2025
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$34,489	$(20,334)	$14,155	$32,344	$(18,724)	$13,620
Domain name	15.0 Years	121	(75)	46	121	(71)	50
Intangible assets, net		$34,610	$(20,409)	$14,201	$32,465	$(18,795)	$13,670

The future estimated amortization expense as of June 30, 2026, were as follows (in thousands):

	IDS	Domain
2026 (remaining)	$2,760	$4
2027	5,619	8
2028	3,830	8
2029	1,943	8
Thereafter	3	18
Total future amortization	$14,155	$46

Amortization expense for the three and six months ended June 30, 2026 was $1.9 million and $3.5 million, respectively. Amortization expense for the three and six months ended June 30, 2025 was $1.4 million and $2.8 million, respectively. No significant impairment charges were recognized related to long-lived assets for the three and six months ended June 30, 2026 and 2025.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued professional and program fees	$12,489	$4,696
Accrued compensation	2,545	5,518
Sales taxes payable	1,629	1,314
Accrued charitable contributions	-	1,034
Accrued negative account balances	224	141
Other	308	344
Total	$17,195	$13,047

Accrued professional and program fees consist primarily of amounts owed to third party service providers, including legal, accounting, consulting, and program-related vendors. Accrued compensation consists primarily of accrued salaries, wages, payroll taxes, bonuses, and employee benefits earned but not yet paid.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred transaction costs	$3,150	$3,150
Forward commitment liability	-	3,617
Excise tax liability on stock repurchases	1,564	69
Guarantee liability	3,831	-
Credit loss liability	3,997	-
Other	1,294	1,204
Total	$13,836	$8,040

Deferred transaction costs include transaction costs associated with the transactions consummated on January 5, 2022 as contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 among VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Dave Inc., a Delaware corporation and other entities (the “Business Combination"). These transaction costs were also capitalized and included within additional paid-in capital in the condensed consolidated balance sheets. Forward commitment liability represents the Company's obligation to purchase ExtraCash receivables originated under a bank partner arrangement that have not yet been purchased by the Company as of the balance sheet date. The stand-ready guarantee obligation and credit loss liabilities relates to ExtraCash receivables originated and retained by Coastal. See Note 5, Member Receivables, Net, for additional information.

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

The 2031 Notes were issued on March 9, 2026 in a private offering to qualified institutional buyers under Rule 144A. The estimated fair value of the 2031 Notes was approximately $309.6 million as of June 30, 2026, determined using Level 2 inputs based on quoted prices for the Notes in markets that are not active. The 2031 Notes are carried at amortized cost, with a net carrying amount of $193.1 million as of June 30, 2026.

As of June 30, 2026, none of the conditions permitting early conversion of the 2031 Notes had been met. The Sale Price Condition cannot first be evaluated until after the calendar quarter ending June 30, 2026. Accordingly, the 2031 Notes were classified as long-term debt.

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

The carrying amount of the 2031 Notes as of June 30, 2026, were as follows (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0% Convertible Senior Notes due April 1, 2031	$200,000	$(6,866)	$193,134
Total	$200,000	$(6,866)	$193,134

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

The issuance costs allocated between the 2031 Notes and the Capped Call Transactions as of June 30, 2026, were as follows (in thousands):

	Allocated to 2031 Notes	Allocated to Capped Call
Total issuance costs incurred	$745	$64
Less: accumulated amortization through June 30, 2026	(45)	-
Unamortized issuance costs, June 30, 2026	$700	$64

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

Note 9 Warrant Liabilities

As of June 30, 2026, there were 6,344,021 public warrants (“Public Warrants”) outstanding and 5,100,214 private placement warrants (“Private Warrants”) outstanding. In connection with the 1-for-32 reverse stock split effected on January 4, 2023, 32 warrants are exercisable for one share of Class A Common Stock. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the units into their component parts upon the closing of the Business Combination and only whole Public Warrants trade. The Public Warrants are exercisable, provided that the Company continues to have an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

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

As of June 30, 2026 and December 31, 2025, the Company had $75.0 million outstanding under the Debt Facility and had made no principal repayments. As of June 30, 2026, the Company was in compliance with all covenants under the Debt Facility.

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

Litigation Accrual

The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2026, the Company has recorded an aggregate accrual for legal contingencies that are probable and reasonably estimable of $9.7 million. Significant changes in the accrual may be required in future periods as these or other cases progress and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of the matters described above due to, among other things, the fact that they raise difficult factual and legal issues and are subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in these or other matters, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of these or other matters could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

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

All leases were classified as operating and operating lease expenses are presented within other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Operating lease cost	$202	$174
Total lease cost	$202	$174

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Other information:
Cash paid for operating leases	$202	$193
Weighted-average remaining lease term - operating lease	1.46	2.22
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of June 30, 2026, were as follows (in thousands):

Year	Related-Party Commitment
2026	$203
2027	83
2028	71
Total minimum lease payments	$357
Less: imputed interest	$(24)
Total lease liabilities	$333

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investments	42,979	-	-	42,979
Total assets	$42,979	$—	$—	$42,979
Liabilities
Warrant liabilities - public warrants	$15,289	$—	$—	$15,289
Warrant liabilities - private warrants	-	-	13,834	13,834
Earnout liabilities	-	-	12,333	12,333
Total liabilities	$15,289	$—	$26,167	$41,456

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investments	—	40,788	—	40,788
Total assets	$—	$40,788	$—	$40,788
Liabilities
Warrant liabilities - public warrants	$6,217	$—	$—	$6,217
Warrant liabilities - private warrants	—	—	5,579	5,579
Earnout liabilities	—	—	4,281	4,281
Total liabilities	$6,217	$—	$9,860	$16,077

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025.

The Company also has financial instruments not measured at fair value on a recurring basis. The Company has evaluated cash (Level 1), restricted cash (Level 1), accounts payable (Level 2), accrued expenses (Level 2), and Member receivables (Level 3) and believes the carrying value approximates fair value due to the short-term nature of these balances. The fair value of the debt facility (Level 2) approximates its respective carrying values. See Note 8, Convertible Notes for further information on the 2031 Notes.

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of June 30, 2026 and December 31, 2025.

U.S. Government Securities

The fair value of U.S. government securities is estimated by independent pricing services who use computerized valuation formulas to calculate current values. U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Public Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, public warrants were automatically converted to warrants to purchase Common Stock of the Company. These public warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the public warrant liability for the three and six months ended June 30, 2026 was ($13.4) million and ($9.1) million, respectively, and for the three and six months ended June 30, 2025 were ($10.3) million and ($10.5) million, respectively, which are presented within changes in fair value of public and private warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 1 public warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$1,016
Change in fair value during the period	5,201
Ending value at December 31, 2025	6,217
Change in fair value during the period	9,072
Ending value at June 30, 2026	$15,289

Private Warrants:

As discussed further in Note 9, Warrant Liabilities, in January 2022, upon completion of the Business Combination, private warrants were automatically converted to warrants to purchase Common Stock of the Company. These private warrants met the definition of a derivative under ASC 815, and due to the terms of the warrants, were required to be liability classified. This warrant liability was initially recorded as a liability at fair value, with the offsetting entry recorded as a non-cash expense within the condensed consolidated statement of operations. The derivative liability was subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the private warrant liability for the three and six months ended June 30, 2026 was ($12.2) million and ($8.3) million, respectively, and for the three and six months ended June 30, 2025 were ($10.2) million and ($10.4) million, respectively, which is presented within changes in fair value of public and private warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 private warrant liability is as follows (in thousands):

Opening value at January 1, 2025	$916
Change in fair value during the period	4,663
Ending value at December 31, 2025	5,579
Change in fair value during the period	8,255
Ending value at June 30, 2026	$13,834

The Company used a Black-Scholes option pricing model to determine the fair value of the private warrant liability. The following table presents the assumptions used to value the private warrant liability for the three months ended June 30, 2026:

Exercise price	$368
Expected volatility	68.64%
Risk-free interest rate	4.01%
Remaining term	0.51
Dividend yield	0%

Earnout Shares Liability:

As part of the recapitalization and business combination in January 2022, 49,563 shares of Class A Common Stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five-year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The loss related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three and six months ended June 30, 2026 was ($11.2) million and ($8.1) million, respectively, and for the three and six months ended June 30, 2025 were ($7.9) million and ($7.5) million, respectively, which are presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liability is as follows (in thousands):

Opening value at January 1, 2025	$996
Change in fair value during the period	3,285
Ending value at December 31, 2025	4,281
Change in fair value during the period	8,052
Ending value at June 30, 2026	$12,333

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the period ended June 30, 2026:

Exercise price	$400-$480
Expected volatility	66.6%
Risk-free interest rate	4.00%
Remaining term	0.52
Dividend yield	0%

Convertible Notes

The 2031 Notes are carried at amortized cost, net of unamortized debt discount and issuance costs, and are not remeasured at fair value on a recurring basis. The 2031 Notes were issued on March 9, 2026 in a private offering to qualified institutional buyers under Rule 144A. The estimated fair value of the 2031 Notes was approximately $309.6 million as of June 30, 2026, classified within Level 2 of the fair value hierarchy and determined based on quoted prices for the Notes in markets that are not active. The 2031 Notes are carried at amortized cost, with a net carrying amount of $193.1 million as of June 30, 2026. The Company did not elect the fair value option under ASC 825 for the 2031 Notes.

As of December 31, 2025, the Company did not have any convertible notes outstanding.

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

Note 14 Stockholders’ Equity

Preferred Stock

As of June 30, 2026, no shares of preferred stock were outstanding.

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

Class A and Class V Common Stock

The Company’s Board of Directors has authorized two classes of common stock, Class A Common Stock and Class V Common Stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A Common Stock and Class V Common Stock, respectively. Shares of Class V Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. The holders of shares of Class A Common Stock and Class V Common Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V Common Stock are convertible into shares of Class A Common Stock on a one-to-one basis at the option of the holders of Class V Common Stock at any time upon written notice to the Company. As of June 30, 2026, the Company had 12,757,486 and 1,314,082 shares of Class A Common Stock and Class V Common Stock issued, respectively. As of June 30, 2026, the Company had 11,441,201 and 1,314,082 shares of Class A Common Stock and Class V Common Stock outstanding, respectively.

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

The Company determined that the Capped Call Transactions are indexed to the Company's own Class A common stock and qualify for equity classification under ASC 815-40. Accordingly, the cost of the Capped Call Transactions was recorded as a reduction to additional paid-in capital. The Capped Call Transactions will not be remeasured at fair value in subsequent reporting periods. During the first quarter of 2026, the Company recorded a total reduction to additional paid-in capital of approximately $17.4 million in connection with the Capped Call Transactions, consisting of $17.3 million in premiums paid and approximately $0.1 million in issuance costs allocated using the relative fair value method.

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

The Company recognized $16.3 million and $23.5 million of stock-based compensation expense arising from stock options, restricted stock unit grants and performance-based restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. The Company recognized $8.3 million and $15.8 million of stock-based compensation expense arising from stock option and restricted stock unit grants for the three and six months ended June 30, 2025, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2026	448,172	$19.35	4.9	$90,558
Exercised	(22,104)	$4.48
Options outstanding, June 30, 2026	426,068	$20.12	4.5	$150,177
Nonvested options, June 30, 2026	208,834	$23.16	4.7	$72,974
Vested and exercisable, June 30, 2026	217,234	$17.20	4.2	$77,203

At June 30, 2026, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $0.7 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years.

On March 3, 2021, the Company granted the Chief Executive Officer stock options to purchase up to 358,001 shares of Common Stock in nine tranches. Each of the nine tranches contain service, market and performance conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date; however, no compensation charges are recognized until the service and performance condition are probable, which is upon the completion of a liquidity event, the achievement of specified price targets for each tranche of shares, and continuous employment. Upon the completion of the Business Combination, the performance condition was met and the Company recorded a cumulative stock-based compensation expense of $1.9 million. The options have a strike price of $23.16 per share. The Company determined the fair value of the options on the grant date to be $10.5 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free interest rate, and volatility. The derived service periods determined by the valuation for each of the nine tranches range from approximately 3 years to approximately 7 years. Each tranche will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges related to that particular tranche will be expensed in the period in which the vesting conditions were met. As of the quarter ended June 30, 2026, two price target milestones were achieved and 149,167 stock options were considered vested.

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2026	722,600	$51.98
Granted	164,194	$215.65
Vested and Released	(213,632)	$47.96
Forfeited	(36,447)	$58.94
Outstanding shares at June 30, 2026	636,715	$95.14

At June 30, 2026, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $58.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Performance-Based Restricted Stock Units:

The Company grants performance-based RSUs to certain executives and employees as part of its long-term incentive plan. These awards are subject to performance conditions, such as specific adjusted EBITDA and share price targets, market conditions based on relative total shareholder return metrics measured against a designated benchmark index, or a combination thereof, in each case subject to continued employment through specified vesting dates. The actual number of shares earned may range from 0% to 200% of the target shares granted depending upon the terms of the award. The accounting policy for performance-based RSUs, including the recognition and valuation methodology for awards with performance and market conditions, is described in Note 2, Significant Accounting Policies.

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

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2026	291,512	$68.62
Granted	316,004	$229.12
Outstanding shares at June 30, 2026	607,516	$152.11

At June 30, 2026, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $40.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Note 16 Related-Party Transactions

Leasing Arrangements

During the three and six months ended June 30, 2026, the Company paid $0.1 million and $0.2 million, respectively, under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's current CEO), for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of June 30, 2026 under Company’s sublease for the properties located in Los Angeles, California, signed with PCJW (in thousands):

Year	Related-Party Commitment
2026	$203
2027	83
2028	71
Total minimum lease payments	$357
Less: imputed interest	$(24)
Total lease liabilities	$333

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC"), joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $1.7 million and $3.3 million for the three and six months ended June 30, 2026 and $1.8 million and $3.5 million for the three and six months ended June 30, 2025, respectively. For more information about the Debt Facility with VPC, refer to Note 10, Debt Facility.

Legal Services

The law firm of Mitchell Sandler PLLC, of which the Company's former director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.4 million and $0.6 million for the three and six months ended June 30, 2026 and $0.4 million and

$0.6 million for the three and six months ended June 30, 2025, respectively. Ms. Mitchell did not stand for re-election at the Company's 2026 Annual Meeting of Stockholders, and her term as a director expired on June 2, 2026.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.6 million and $1.2 million for the three and six months ended June 30, 2026, and $0.5 million and $1.1 million for the three and six months ended June 30, 2025, respectively.

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

The Company’s operations, all of which are located in the United States, collectively support this single-segment structure. The Company's products and services, including ExtraCash, Dave Flex, and its other banking and card products, are managed and evaluated on a consolidated basis within this single segment. The launch of Dave Flex in April 2026 and the amended Coastal ExtraCash arrangement effective June 1, 2026 did not change this conclusion; the CODM does not review discrete financial results by product and continues to allocate resources based on consolidated performance. No Member individually contributed to 10% or more of the Company’s revenues for the three and six months ended June 30, 2026 and 2025.

For further information regarding the Company’s products, services, and the accounting policies applied to its reportable segment, refer to Note 2, Significant Accounting Policies.

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

The segment assets and liabilities reviewed by the CODM are those reported on the Company’s consolidated balance sheets, with particular focus on available liquidity, including cash, cash equivalents, investments, restricted cash, and Member receivables, offset by current liabilities and outstanding debt.

The following table presents selected financial information with respect to the Company’s single operating and reportable segment for the three and six months ended June 30, 2026 and 2025, respectively:

Dave Inc. Condensed Consolidated Statements of Operations (in thousands) (unaudited)
	For The Three Months Ended		For The Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating revenues:
Service based revenue, net	$160,047	$121,593	$307,634	$219,444
Transaction based revenue, net	10,746	10,164	21,573	20,292
Total operating revenues, net	170,793	131,757	329,207	239,736
Operating expenses:
Provision for credit losses	28,818	25,295	55,404	35,898
Processing and servicing costs	10,299	7,170	19,859	14,157
Financial network and transaction costs	7,967	7,227	15,719	14,266
Advertising and activation costs	20,358	15,456	34,618	27,386
Employee salaries and bonuses	15,812	14,899	31,123	30,420
Capitalized compensation costs	(2,450)	(1,731)	(3,993)	(3,102)
Stock-based compensation	16,349	8,285	23,451	15,802
Temporary labor and contractors	2,157	1,463	4,121	2,847
Other compensation, benefits and payroll taxes	3,871	3,514	8,627	7,714
Technology and infrastructure	3,851	2,894	7,246	5,620
Other operating expenses	11,520	6,203	21,225	12,497
Total operating expenses	118,552	90,675	217,400	163,505
Other (income) expenses:
Interest income	(1,328)	(588)	(2,152)	(1,019)
Interest expense	2,020	1,777	3,749	3,535
Changes in fair value of earnout liabilities	11,242	7,894	8,052	7,496
Changes in fair value of public and private warrant liabilities	25,636	20,491	17,327	20,843
Total other (income) expense, net	37,570	29,574	26,976	30,855
Net income before provision for income taxes	14,671	11,508	84,831	45,376
Provision for income taxes	7,984	2,468	20,208	7,524
Net income	$6,687	$9,040	$64,623	$37,852

Other operating expenses primarily include legal fees and settlements, depreciation and amortization of property and equipment and internally developed software, charitable contributions, travel and entertainment, office and occupancy costs, insurance, sales tax and other taxes, computer expenses, licenses and fees, dues and subscriptions, the balance sheet capacity fees, and other general and administrative costs. These costs generally reflect our investments in infrastructure, business development, risk management, and administrative operations, and may vary period to period based on operational needs and strategic initiatives.

Significant noncash items that impact net income include provision for credit losses (see Note 5, Member Receivables, Net), stock-based compensation (see Note 15, Stock-Based Compensation), depreciation and amortization expense (see Note 6, Intangible Assets, Net and Note 8, Convertible Notes), changes in fair value of earnout liabilities, and changes in fair value of public and private warrant liabilities (see Note 13, Fair Value of Financial Instruments).

Note 19 Treasury Shares

During 2025, the Company repurchased 274,490 shares of Class A common stock for $43.7 million, inclusive of transaction costs, under the repurchase programs then in effect. See Note 21, Treasury Shares, in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

On February 27, 2026, the Board of Directors authorized a new share repurchase program of up to $300.0 million of Class A common stock (the "Repurchase Program"), replacing the prior $125.0 million program, under which approximately $113.2 million remained available at replacement. Repurchases may be made through open market or privately negotiated transactions, block trades, accelerated share repurchases, or Rule 10b5-1 plans, at management's discretion. The Repurchase Program does not obligate the Company to repurchase any shares, has no expiration date, and may be suspended or discontinued at any time.

During the six months ended June 30, 2026, the Company repurchased 992,232 shares for approximately $205.9 million under the Repurchase Program, consisting of (i) 334,600 shares repurchased on March 9, 2026 in privately negotiated transactions through J.P. Morgan Securities LLC, as agent, at $210.67 per share for approximately $70.5 million, funded from the net proceeds of the 2031 Notes offering (see Note 8, Convertible Notes), and (ii) 657,632 shares repurchased in open market transactions for approximately $135.4 million, funded from general corporate funds.

All repurchased shares are recorded as treasury shares at cost within stockholders' equity. No treasury shares were retired or reissued during the six months ended June 30, 2026. As of June 30, 2026, approximately $94.1 million remained available under the Repurchase Program. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain share repurchases. During the six months ended June 30, 2026 and 2025, the excise tax on net share repurchases was approximately $1.6 million and $0.1 million, respectively, and is included in the carrying value of treasury shares on the condensed consolidated balance sheet.

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

The Company evaluated events and transactions occurring subsequent to June 30, 2026 through the date the condensed consolidated financial statements were filed with the SEC. Based on this review, management determined that no subsequent events occurred that require adjustment to or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Dave’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes related thereto which are included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Annual Report”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and this Quarterly Report on Form 10-Q.

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

Since inception, over 21 million Members have signed up for the Dave app, with over 15 million having used at least one of our products. We have provided Members with nearly $27 billion in ExtraCash, offering critical liquidity when they need it most, and have donated over $25 million to charity and important causes.

Customers value our products, as demonstrated by more than 850,000 App Store reviews with an average 4.8-star rating. Dave has earned multiple Best Place to Work recognitions from Built In over the past several years, reflecting our ongoing investment in becoming an exceptional workplace.

Market Opportunity

According to the Financial Health Network in 2025, approximately 185 million Americans, representing 69% of the U.S. population, are classified as financially "coping" or "vulnerable," up from 66% in 2021. According to PYMNTS in 2025, 67% of U.S. consumers were living paycheck to paycheck, up from 57% in 2021. The financially vulnerable and coping populations pay approximately $35 billion annually in basic checking fees and over $225 billion in annual fees and interest for short-term credit, according to FHN research. We estimate our total addressable market to be approximately 185 million Americans who do not have access to affordable and effective banking solutions.

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

Member Acquisition and Engagement

Revenue growth depends on efficiently acquiring new Members and driving product cross-sell. During the three months ended June 30, 2026, customer acquisition costs remained approximately flat compared to the three months ended June 30, 2025 at approximately $19, while payback periods improved to under four months. We direct acquisition spend toward the highest-return opportunities, managing customer acquisition cost and payback periods to preserve efficient unit economics as we scale.

ARPU expansion is primarily driven by ExtraCash volume and the adoption of Dave Checking by Members, and ARPU continued to expand year-over-year in the second quarter of 2026. Dave Debit Card actives generate approximately 1.7 times the monthly ARPU relative to non-card users and 11 times the average monthly transaction volume, indicating materially higher engagement and lifetime value. Dave Debit Card spend was $530 million in the second quarter of 2026, a 7% increase year-over-year. Our mid-2025 subscription fee increase from $1 to $3 for new members improved customer lifetime value without materially affecting conversion or retention. Subscription revenue grew 87% during the three months ended June 30, 2026, over the three months ended June 30, 2025.

Credit Performance

ExtraCash profitability depends on approving creditworthy Members while maintaining disciplined delinquency and write-off rates. In September 2025, we deployed CashAI v5.5, which nearly doubles the feature set of prior versions. Thus far, results demonstrate improved risk ranking, higher average approval amounts, and lower delinquency rates. CashAI has leveraged insights from over 215 million ExtraCash originations, a proprietary cash flow dataset that we believe provides a structural advantage in real-time credit decisioning. The short average term of ExtraCash (approximately 12 days) creates rapid feedback loops, enabling iterative model refinement. Late in the second quarter of 2026, we began deploying CashAI v6.0, our latest underwriting model, which remains in the early stages of rollout and continues to scale across ExtraCash originations.

Economic conditions, particularly unemployment and consumer spending, materially influence Members' settlement capacity. Our real-time underwriting continuously evaluates transaction-level data to detect changes in income, spending, and employment. However, severe economic deterioration could materially increase delinquencies and write-offs despite model refinements.

Funding and Interest Rate Sensitivity

Member receivables funding costs are a material operating expense. Our variable-rate Debt Facility exposes us to interest rate risk, and elevated rates have increased borrowing costs, reducing ExtraCash unit economics.

During the first quarter of 2025, we entered into the Program Agreement with Coastal under which Coastal issues and maintains deposit accounts and sponsors access to debit and ACH networks. As of the fourth quarter of 2025, all new Members are being onboarded to Coastal, and we expect the transition of existing Members to be substantially finalized by the end of 2026. Effective June 1, 2026, under the amended Program Agreement with Coastal, ExtraCash receivables are originated and retained on Coastal's balance sheet, reducing our direct funding obligations for those receivables and we hold a commitment to purchase, and provide a financial guarantee with respect to, those receivables. Coastal earns a fee equal to a variable rate based on the federal funds rate plus a margin on both ExtraCash and Dave Flex receivables balances while such receivables remain on its balance sheet, and we maintain a deposit account at Coastal in Coastal's name (the "Cash Collateral Account") to secure our credit and fraud loss obligations.

Higher interest rates create dual impacts: increased funding costs reduce gross margins, while elevated rates may increase Member demand for supplemental liquidity but simultaneously reduce settlement capacity. We actively manage funding costs through bank partner relationships and debt facility negotiations.

Competition

We compete with traditional banks and credit unions; digital banking providers such as Varo Bank and Chime; short-term credit and earned wage access providers such as Earnin, MoneyLion, and Brigit; and broader fintech platforms such as Affirm, Klarna, Cash App, Venmo, Upstart, and LendingClub. Many competitors possess greater financial resources, longer operating histories, and larger customer bases.

We believe we compete effectively based on: our differentiated value proposition of providing up to $500 in short-term credit (in the form of discretionary overdraft through a bank partner) with no interest, late fees, or credit check; proprietary underwriting technology through CashAI; strong customer satisfaction reflected in our App Store rating; an integrated product ecosystem driving higher engagement and lifetime value; and structural cost advantages through efficient, technology-driven operations.

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

Recent and proposed changes in U.S. trade policy, including tariffs and related measures, together with associated legal and regulatory developments, may contribute to higher consumer prices and inflationary pressure. While we do not import goods and have no direct tariff exposure, such conditions could reduce our Members’ discretionary income and ability to repay ExtraCash advances, which could increase our provision for credit losses and affect demand for our products. We continue to monitor these developments; as of June 30, 2026, we had not identified a material direct impact on our results of operations or financial condition from these factors.

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

Recent Developments

Effective June 1, 2026, the amended Program Agreement with Coastal Community Bank ("Coastal") became effective, under which Coastal originates and retains ExtraCash receivables on its balance sheet and we hold a commitment to purchase, and provide a financial guarantee with respect to, those receivables. See Note 2, Significant Accounting Policies and Note 5, Member Receivables, Net to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Late in the second quarter of 2026, we began deploying CashAI v6.0, the latest generation of our proprietary cash-flow underwriting engine. The model is in the early stages of deployment and continues to scale across ExtraCash originations. See "Credit Performance."

Key Components of Statements of Operations

Basis of Presentation

Currently, we conduct business through one operating segment which constitutes a single reportable segment. For more information about our basis of presentation, refer to Note 2, Significant Accounting Policies and Note 18, Segment Information, in our accompanying condensed consolidated financial statements included in this report.

Operating Revenues

Service based revenue, net

Service based revenue, net primarily consists of overdraft service fees and subscriptions charged to Members, net of processor-related costs associated with ExtraCash disbursements, and also includes lead generation fees from our Side Hustle advertising partners and revenue share from our Surveys partner. Prior to February 2025, service based revenue, net also included optional tips and optional processing fees, which we discontinued in February 2025. The Company also earns installment and monthly participation fees on Dave Flex, which were immaterial for the periods presented.

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

Operating Expenses

We classify our operating expenses into the following seven categories:

Provision for credit losses

The provision for credit losses primarily consists of an allowance for credit losses at a level estimated to be adequate to absorb credit losses inherent in the outstanding ExtraCash receivables, inclusive of outstanding processing and overdraft service fees and tips, along with outstanding amounts aged over 120 days or which become uncollectible based on information available to us during the period. We currently estimate the allowance balance required using historical loss and collections experience, and, if relevant, the nature and volume of the portfolio, economic conditions, and other factors such as collections trends and cash collections received subsequent to the balance sheet date. Changes to the allowance have a direct impact on the provision for credit losses in the condensed consolidated statement of operations. We consider ExtraCash receivables aged more than 120 days or which become uncollectible based on information available to us as impaired. All impaired ExtraCash receivables are deemed uncollectible and subsequently written-off and are a direct reduction to the allowance for credit losses. Subsequent recoveries, if any, of ExtraCash receivables written-off are recorded as a reduction to the provision for credit losses in the condensed consolidated statements of operations when collected. The provision for credit losses also reflects expected credit losses on purchased Dave Flex receivables and, beginning June 1, 2026, changes in the off-balance-sheet credit-loss liability for guaranteed ExtraCash receivables held by Coastal.

Processing and servicing costs

Processing and servicing costs consist of fees paid to our processing partners for the recovery of ExtraCash, and, in periods prior to February 2025, optional processing fees and optional tips, overdraft service fees and subscriptions. These expenses also include costs paid for services to connect Members' bank accounts to our application. Except for processing and servicing costs associated with ExtraCash originations which are recorded net against revenue, all other processing and servicing costs are expensed as incurred.

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

Other Operating Expenses

Other operating expenses primarily include legal fees and settlements, depreciation and amortization of property and equipment and internally developed software, charitable contributions, travel and entertainment, office and occupancy costs, insurance, sales tax and other taxes, computer expenses, licenses and fees, dues and subscriptions, balance sheet capacity fees, and other general and administrative costs. These costs generally reflect our investments in infrastructure, business development, risk management, and administrative operations, and may vary period to period based on operational needs and strategic initiatives.

Other (Income) Expenses

Other (income) expenses consist of interest income, interest expense, changes in fair value of earnout liabilities and changes in fair value of warrant liabilities.

Provision for Income Taxes

Provision for income taxes reflects federal and state income taxes and changes in our valuation allowance against deferred tax assets.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Service based revenue, net
Processing and overdraft service fees, net	$144,931	$113,464	$31,467	28%
Subscriptions	15,071	8,053	7,018	87%
Other	45	76	(31)	-41%
Transaction based revenue, net	10,746	10,164	582	6%
Total	$170,793	$131,757	$39,036	30%

Service based revenue, net—

Processing and Overdraft Service fees, net

Processing and overdraft service fees, net of processing and servicing costs associated with ExtraCash originations, totaled $144.9 million for the three months ended June 30, 2026, representing an increase of $31.5 million, or 28%, compared to $113.5 million for the three months ended June 30, 2025. The increase was primarily driven by an approximate 17% increase in average monthly transacting Members, an increase in total ExtraCash origination volume from approximately $1.8 billion to approximately $2.3 billion, a rise in the average ExtraCash amounts that increased from $206 to $215 period over period, the changes to our fee structure implemented in February 2025, and the removal of the maximum overdraft service fee (the "fee cap") for certain Member cohorts during the second quarter of 2026. Average processing and overdraft service fees also increased slightly period over period, in part reflecting the fee cap removal. We expect processing and overdraft service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Subscriptions

Subscription revenue totaled $15.1 million for the three months ended June 30, 2026, an increase of $7.0 million, or 87%, compared to $8.1 million for the three months ended June 30, 2025. The increase was primarily attributable to growth in the number of paying Members on our platform, as well as the increase in the monthly subscription fee for new Members implemented in June 2025.

Transaction based revenue, net

Transaction based revenue, net, was $10.7 million for the three months ended June 30, 2026, an increase of $0.6 million, or 6%, compared to $10.2 million for the three months ended June 30, 2025. The increase was primarily driven by higher fees earned from Members' funding and withdrawal-related transactions, maintenance fees on inactive accounts, and volume incentives from our card network partners. Net interchange revenue was relatively flat period over period, as growth in Members engaging with our Checking Product and an approximately 7% increase in card spend and transaction volume was substantially offset by related interchange costs. These increases were partially offset by a decrease in ATM revenue due to lower ATM transaction volume and decrease in deposit referral fees.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Provision for credit losses	$28,818	$25,295	$3,523	14%
Processing and servicing costs	10,299	7,170	3,129	44%
Financial network and transaction costs	7,967	7,227	740	10%
Advertising and activation costs	20,358	15,456	4,902	32%
Compensation and benefits	35,739	26,430	9,309	35%
Technology and infrastructure	3,851	2,894	957	33%
Other operating expenses	11,520	6,203	5,317	86%
Total	$118,552	$90,675	$27,877	31%

Provision for credit losses—The provision for credit losses was $28.8 million for the three months ended June 30, 2026, compared to $25.3 million for the three months ended June 30, 2025, resulting in an increase of $3.5 million, or 14%. The increase was primarily driven by growth in ExtraCash origination volume and continued expansion of our Member base. Underlying credit performance and historical loss rates remained relatively stable period over period, supported by our CashAI underwriting engine, including the September 2025 deployment of CashAI v5.5 and the initial deployment of CashAI v6.0 late in the second quarter of 2026. Because the allowance for credit losses is estimated by applying historical loss rates, by aging bucket, to the balances of ExtraCash receivables outstanding at the period-end measurement date, and provision expense represents the change in that allowance during the period, the provision is a function of origination volume, the level and aging of receivables outstanding at period end, historical loss rates, and the timing of originations and collections, including the calendar day on which the period ends, given the short average term of approximately 12 days. Accordingly, the increase reflects volume growth and these balance and timing factors rather than a deterioration in credit quality. Beginning June 1, 2026, the provision reflects expected credit losses on both the Company's on-balance-sheet ExtraCash receivables and the guaranteed ExtraCash receivables held by Coastal, which the Company reserves for under the same CECL methodology and loss rates as its on-balance-sheet receivables (see Note 5, Member Receivables, Net).

The period-over-period increase was comprised of two principal drivers. The provision for ExtraCash receivables aged over 120 days and those deemed uncollectible increased by $9.1 million, driven by higher receivable volumes and loss timing consistent with a growing Member base and maturing Member receivables portfolio. Provision expense for ExtraCash receivables aged 120 days and under decreased by $5.6 million, reflecting a lower allowance on these balances at period end. Because provision expense represents the change in the allowance for credit losses during the period, and these receivables are short-term with an average term of approximately 12 days, the provision on the 120-days-and-under buckets moves with the balances outstanding at each period end and the timing of originations and collections around the balance sheet date. The decrease reflects this balance and timing effect rather than a change in underlying credit performance or loss rates, which remained relatively stable, and occurred even as full-period origination volume grew. In aggregate, these drivers reflect the impact of portfolio expansion, including an approximate 17% increase in average transacting Members, an increase in average ExtraCash advance amounts from $206 to $215, and growth in total ExtraCash origination volume from approximately $1.8 billion to $2.3 billion for the three months ended June 30, 2025 and 2026, respectively.

Management regularly updates ExtraCash eligibility requirements, new Member conversion processes, and risk detection capabilities to align with expected loss emergence patterns and to respond to economic conditions and seasonal shifts in Member activity. Under the CECL model, management estimates lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. Our CECL methodology pools ExtraCash receivables based on shared risk characteristics, such as vintage and payment behavior, and applies historical loss rates adjusted for observed and forecasted economic trends, including anticipated seasonal effects.

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

Historical loss rates utilized in our allowance for credit losses for the period ended June 30, 2026 remained relatively stable compared to the prior period, reflecting expected shifts in overall collections performance. These loss rates may be influenced by the timing of collections activity relative to period-end measurement dates and the composition of aged receivables outstanding at any given reporting date. Changes in these historical loss rates directly affect both the allowance for credit losses and the corresponding provision for credit losses. All uncollectible ExtraCash receivables are written-off against the allowance for credit losses, reducing the allowance accordingly.

For additional details regarding the aging composition of ExtraCash receivables and a complete roll-forward analysis of the allowance for credit losses, refer to the detailed tables presented in Note 5, Member Receivables, Net in the accompanying consolidated financial statements.

Processing and servicing costs—Processing and servicing costs totaled $10.3 million for the three months ended June 30, 2026, compared to $7.2 million for the three months ended June 30, 2025. The increase of $3.1 million, or 44%, was primarily driven by cost increases from ExtraCash origination volume from approximately $1.8 billion to $2.3 billion for the three months ended June 30, 2026 and 2025, respectively.

Financial network and transaction costs—Financial network and transaction costs totaled $8.0 million for the three months ended June 30, 2026, compared to $7.2 million for the three months ended June 30, 2025. The increase of $0.8 million, or 10%, was primarily driven by increases in debit card network fees and debit card processing costs due to a 7% increase in transaction volume period over period, partially offset by decreases in ATM network fees.

Advertising and activation costs —Advertising and activation costs totaled $20.4 million for the three months ended June 30, 2026, compared to $15.5 million for the three months ended June 30, 2025. The increase of $4.9 million, or 32%, was primarily driven by our continued investment in Member acquisition and engagement, with spend refined to capitalize on seasonal trends and high-return opportunities. During the three months ended June 30, 2026, we increased new Member acquisition year-over-year while holding customer acquisition costs flat, at approximately $19. Payback periods also improved to under four months, reflecting our focus on directing acquisition spend toward the highest return opportunities.

Compensation and benefits—Compensation and benefits expenses totaled $35.7 million for the three months ended June 30, 2026, compared to $26.4 million for the three months ended June 30, 2025. The increase of $9.3 million, or 35%, was primarily attributable to the following:

•
an increase in stock-based compensation of $8.1 million, primarily due to the increase in stock-based compensation expense related to performance-based restricted stock units;
•
an increase in temporary labor and contractor costs of $0.7 million, as we continued to leverage specialized skills and flexible workforce arrangements to support key operating initiatives and capacity needs during the three months ended June 30, 2026; and
•
an increase in salaries, bonuses, benefits and insurance, and employer taxes of $0.5 million.

Technology and infrastructure—Technology and infrastructure expenses totaled $3.9 million for the three months ended June 30, 2026, compared to $2.9 million for the three months ended June 30, 2025. The increase of $1.0 million, or 33%, was primarily driven by continued investment in the reliability, security, and scalability of our systems. Management remains focused on balancing operational efficiency with infrastructure resilience, directing technology-related spend toward initiatives that support business growth, cybersecurity, and the evolving needs of our Members.

Other operating expenses—Other operating expenses totaled $11.5 million for the three months ended June 30, 2026, compared to $6.2 million for the three months ended June 30, 2025. The increase of $5.3 million, or 86%, was primarily attributable to the following:

•
an increase in legal expenses of $3.4 million, primarily attributable to higher litigation and settlement-related costs compared to the prior period;
•
an increase of $1.1 million related to sales tax expense and various state and local gross receipts taxes, both primarily attributable to increases in revenue;
•
an increase in professional service fees of $0.3 million related to expenditures for external consulting and compliance-related services in support of key operational and regulatory priorities; and
•
a combined increase of $0.5 million in office-related expenses, and depreciation and amortization expenses.

Other (income) expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$(1,328)	$(588)	$(740)	126%
Interest expense	2,020	1,777	243	14%
Changes in fair value of earnout liabilities	11,242	7,894	3,348	42%
Changes in fair value of public and private warrant liabilities	25,636	20,491	5,145	25%
Total	$37,570	$29,574	$7,996	27%

Interest income—Interest income totaled $1.3 million for the three months ended June 30, 2026, compared to $0.6 million for the three months ended June 30, 2025. The increase of $0.7 million, or 126%, was primarily driven by higher average cash balances held in interest-bearing accounts, partially offset by an overall decline in interest rates period over period.

Interest expense—Interest expense totaled $2.0 million for the three months ended June 30, 2026, compared to $1.8 million for the three months ended June 30, 2025. The increase of $0.2 million, or 14%, was primarily driven by the amortization of deferred debt issuance costs for the convertible notes issued in March 2026.

Changes in fair value of earnout liabilities—Changes in fair value of the earnout liabilities resulted in a loss of ($11.2) million for the three months ended June 30, 2026, compared to a loss of ($7.9) million for the three months ended June 30, 2025, an increase of $3.3 million, or 42%. The earnout shares liabilities are remeasured each period based on our Class A common stock price. Appreciation in the stock price during the quarter increased the fair value of the earnout liabilities and resulted in a loss, which was higher than the loss recognized in the prior year period.

Changes in fair value of warrant liabilities—Changes in the fair value of warrant liabilities resulted in a loss of ($25.6) million for the three months ended June 30, 2026, compared to a loss of ($20.5) million for the three months ended June 30, 2025, an increase of $5.1 million, or 25%. These liabilities are remeasured each period based on the DAVEW warrant price and our Class A common stock price. Appreciation in these prices during the period increased the fair value of the warrant liabilities and resulted in a loss, which was lower than the loss recognized in the prior year period.

Provision for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Provision for income taxes	7,984	2,468	5,516	224%
Total	$7,984	$2,468	$5,516	224%

Provision for income taxes for the three months ended June 30, 2026 increased by approximately $5.5 million, or 224%, compared to the three months ended June 30, 2025. The increase was primarily due to higher taxable income reported for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025

Operating revenues

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Service based revenue, net
Processing and overdraft service fees, net	$278,519	$196,912	$81,607	41%
Tips	-	7,496	(7,496)	-100%
Subscriptions	29,016	14,870	14,146	95%
Other	99	166	(67)	-40%
Transaction based revenue, net	21,573	20,292	1,281	6%
Total	$329,207	$239,736	$89,471	37%

Service based revenue, net—

Processing and Overdraft Service fees, net

Processing and overdraft service fees, net of processing and servicing costs associated with ExtraCash originations, totaled $278.5 million for the six months ended June 30, 2026, an increase of $81.6 million, or 41%, compared to $196.9 million for the six months ended June 30, 2025. The increase was primarily driven by an approximately 18% increase in average monthly transacting Members, growth in total ExtraCash origination volume from approximately $3.3 billion to approximately $4.4 billion, a rise in the average ExtraCash amount from $199 to $213 period over period, the changes to our fee structure implemented in February 2025, and the removal of the maximum overdraft service fee (the "fee cap") for certain Member cohorts during the second quarter of 2026. Average processing and overdraft service fees also increased modestly during the current period, in part reflecting the fee cap removal. We expect processing and overdraft service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Tips

Tips decreased $7.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to the elimination of the Member tipping option in February 2025.

Subscriptions

Subscription revenue totaled $29.0 million for the six months ended June 30, 2026, an increase of $14.1 million, or 95%, compared to $14.9 million for the six months ended June 30, 2025. The increase was primarily attributable to the growth in the number of paying Members on our platform, in addition to subscription fee increases for new Members that took place during June 2025.

Transaction based revenue, net

Transaction based revenue, net, was $21.6 million for the six months ended June 30, 2026, an increase of $1.3 million, or 6%, compared to $20.3 million for the six months ended June 30, 2025. The increase was primarily driven by higher fees earned from Members' funding and withdrawal-related transactions, maintenance fees on inactive accounts, and volume incentives from our card network partners. Net interchange revenue increased modestly period over period, as growth in Members engaging with our Checking Product and an approximately 8% increase in card spend and transaction volume was largely offset by related interchange costs. These increases were partially offset by a decrease in ATM revenue due to temporarily reduced fee rates and a slight increase in interest paid to Members.

Operating expenses

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Provision for credit losses	$55,404	$35,898	$19,506	54%
Processing and servicing costs	19,859	14,157	5,702	40%
Financial network and transaction costs	15,719	14,266	1,453	10%
Advertising and activation costs	34,618	27,386	7,232	26%
Compensation and benefits	63,329	53,681	9,648	18%
Technology and infrastructure	7,246	5,620	1,626	29%
Other operating expenses	21,225	12,497	8,728	70%
Total	$217,400	$163,505	$53,895	33%

Provision for credit losses—The provision for credit losses was $55.4 million for the six months ended June 30, 2026, compared to $35.9 million for the six months ended June 30, 2025, an increase of $19.5 million, or 54%. The increase was primarily driven by growth in ExtraCash origination volume and continued expansion of our Member base, together with the timing of provision recognition across periods, including the timing of provision recognized in the comparative prior-year periods. Because the allowance for credit losses is derived by applying historical loss rates, by aging bucket, to receivables outstanding at each period-end measurement date, and provision expense is the change in that allowance during the period, the provision moves with origination volume, the level and aging of receivables outstanding, historical loss rates, and origination and collection timing on this short-duration portfolio, which has an average term of approximately 12 days. Underlying credit performance and loss rates remained relatively stable over the period, supported by ongoing enhancements to our CashAI underwriting engine, including the initial deployment of CashAI v6.0 late in the second quarter of 2026, and the increase reflects portfolio growth and these timing factors rather than a deterioration in credit quality. Beginning June 1, 2026, the provision also captures expected credit losses on guaranteed ExtraCash receivables held by Coastal, which we reserve for using the same CECL methodology and loss rates as our on-balance-sheet receivables (see Note 5, Member Receivables, Net).

The period-over-period increase was comprised of two principal drivers. The provision for ExtraCash receivables aged over 120 days and those deemed uncollectible increased by $22.0 million, driven by higher receivable volumes and loss timing consistent with a growing Member base and maturing receivables portfolio. Provision expense for ExtraCash receivables aged 120 days and under decreased by $2.5 million, primarily reflecting lower period-end balances in these short-dated buckets and the timing of originations and collections around the balance sheet date, consistent with the dynamic described above for the three months ended June 30, 2026, and not a change in underlying credit performance. In aggregate, these drivers reflect the impact of portfolio expansion, including an 18% increase in average transacting Members, an increase in average ExtraCash advance amounts from $199 to $213, and growth in total ExtraCash origination volume from approximately $3.3 billion to $4.4 billion for the six months ended June 30, 2025 and 2026, respectively.

Our CECL methodology, the effects of seasonality and of the period-end calendar day on the timing of provision recognition, and the relative stability of our historical loss rates are consistent with the discussion above under "Provision for credit losses" for the three months ended June 30, 2026. For the aging composition of ExtraCash receivables and a roll-forward of the allowance for credit losses, see Note 5, Member Receivables, Net, to the accompanying condensed consolidated financial statements.

Processing and service costs—Processing and servicing costs totaled $19.9 million for the six months ended June 30, 2026, compared to $14.2 million for the six months ended June 30, 2025. The increase of $5.7 million, or 40%, was primarily driven by cost increases from ExtraCash origination volume from approximately $3.3 billion to $4.4 billion for the six months ended June 30, 2026 and 2025, respectively.

Financial network and transaction costs—Financial network and transaction costs totaled $15.7 million for the six months ended June 30, 2026, compared to $14.3 million for the six months ended June 30, 2025. The increase of $1.4 million, or 10%, was primarily driven by increases in debit card network fees and debit card processing costs due to an 8% increase in transaction volume period over period, partially offset by decreases in ATM network fees.

Advertising and activation costs —Advertising and activation costs totaled $34.6 million for the six months ended June 30, 2026, compared to $27.4 million for the six months ended June 30, 2025. The increase of $7.2 million, or 26%, was primarily driven by our continued investment in Member acquisition and engagement, with spend refined to capitalize on seasonal trends and high-return opportunities. For the six months ended June 30, 2026, customer acquisition costs increased to approximately $19 while payback periods improved to under four months.

Compensation and benefits—Compensation and benefits expenses totaled $63.3 million for the six months ended June 30, 2026, compared to $53.7 million for the six months ended June 30, 2025. The increase of $9.6 million, or 18%, was primarily attributable to the following:

•
an increase in stock-based compensation of $7.6 million, primarily due to an increase of $8.3 million in stock-based compensation expense related to performance-based restricted stock units granted during the period, partially offset by a decrease of $0.7 million in stock-based compensation expense related to stock options and restricted stock units granted in prior years that have fully vested during the six months ended June 30, 2026;
•
an increase in temporary labor and contractor costs of $1.3 million, as we continued to leverage specialized skills and flexible workforce arrangements to support key operating initiatives and capacity needs during the six months ended June 30, 2026; and
•
an increase in salaries, bonuses, benefits and insurance, and employer taxes of $0.7 million.

Technology and infrastructure—Technology and infrastructure expenses totaled $7.2 million for the six months ended June 30, 2026, compared to $5.6 million for the six months ended June 30, 2025. The increase of $1.6 million, or 29%, was primarily driven by continued investment in the reliability, security, and scalability of our systems. Management remains focused on balancing operational efficiency with infrastructure resilience, directing technology-related spend toward initiatives that support business growth, cybersecurity, and the evolving needs of our Members.

Other operating expenses—Other operating expenses totaled $21.2 million for the six months ended June 30, 2026, compared to $12.5 million for the six months ended June 30, 2025. The increase of $8.7 million, or 70%, was primarily attributable to the following:

•
an increase in legal expenses of $6.3 million, primarily attributable to higher litigation and settlement-related costs compared to the prior period;
•
an increase in professional service fees of $0.9 million related to expenditures for external consulting and compliance-related services in support of key operational and regulatory priorities, including the enhancement of internal controls, processes, and adherence to applicable reporting standards; and
•
an increase of $1.4 million related to sales tax expense and various state business taxes, both primarily driven by increases in revenue; offset by
•
a decrease of $0.5 million in charitable contributions.

Other (income) expenses

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$(2,152)	$(1,019)	$(1,133)	111%
Interest expense	3,749	3,535	214	6%
Changes in fair value of earnout liabilities	8,052	7,496	556	7%
Changes in fair value of public and private warrant liabilities	17,327	20,843	(3,516)	-17%
Total	$26,976	$30,855	$(3,879)	-13%

Interest income—Interest income totaled $2.2 million for the six months ended June 30, 2026, compared to $1.0 million for six months ended June 30, 2025. The increase of $1.1 million, or 111%, was primarily driven by higher average cash balances held in interest-bearing accounts, partially offset by an overall decline in interest rates period over period.

Interest expense—Interest expense totaled $3.7 million for six months ended June 30, 2026, compared to $3.5 million for the six months ended June 30, 2025. The increase of $0.2 million, or 6%, was primarily driven by the amortization of deferred issuance costs for convertible notes issued in March 2026.

Changes in fair value of earnout liabilities—Changes in fair value of earnout liabilities resulted in a loss of ($8.1) million for the six months ended June 30, 2026, compared to a loss of ($7.5) million for the six months ended June 30, 2025, an increase of $0.6 million, or 7%. The earnout shares liabilities are remeasured each period based on our Class A common stock price. Appreciation in the stock price during the period increased the fair value of the earnout liability and resulted in a loss, which was higher than the loss recognized in the prior year period.

Changes in fair value of warrant liabilities—Changes in the fair value of our public and private warrant liabilities resulted in a loss of ($17.3) million for the six months ended June 30, 2026, compared to a loss of ($20.8) million for the six months ended June 30, 2025, a decrease of $3.5 million, or 17%. These liabilities are remeasured each period based on the DAVEW warrant price and our Class A common stock price. Appreciation in these prices during the period increased the fair value of the warrant liabilities and resulted in a loss, which was lower than the loss recognized in the prior-year period.

Provision for income taxes

	For the Six Months Ended		Change
(in thousands, except for percentages)	June 30,		$	%
	2026	2025	2026/2025	2026/2025
Provision for income taxes	$20,208	$7,524	$12,684	169%
Total	$20,208	$7,524	$12,684	169%

Provision for income taxes for the six months ended June 30, 2026 increased by approximately $12.7 million, or 169%, compared to the six months ended June 30, 2025. The increase was primarily due to higher taxable income reported for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

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

Adjusted EBITDA

"Adjusted EBITDA" is defined as net income adjusted for interest income and/or expense and funding costs, provision for income taxes, depreciation and amortization, stock-based compensation, other strategic financing and transactional expenses, legal settlement expenses, and litigation expenses related to the FTC/DOJ matter, changes in fair value of earnout liabilities, changes in fair value of public and private warrant liabilities, and other discretionary or non-recurring items determined by management.

Beginning in the second quarter of 2026, we updated our definition of Adjusted EBITDA to exclude funding costs, other strategic financing and transactional expenses and litigation expenses related to the FTC/DOJ matter. Prior periods have not been recast because the effect of these items on such periods was immaterial.

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

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended
(in thousands)	June 30,
	2026	2025
Net income	$6,687	$9,040
Interest expense, net and funding costs	1,240	1,189
Provision for income taxes	7,984	2,468
Depreciation and amortization	2,008	1,582
Stock-based compensation	16,349	8,285
Legal settlement and litigation expenses	4,026	-
Other strategic financing and transactional expenses	345	-
Changes in fair value of earnout liabilities	11,242	7,894
Changes in fair value of public and private warrant liabilities	25,636	20,491
Adjusted EBITDA	$75,517	$50,949

	For the Six Months Ended
(in thousands)	June 30,
	2026	2025
Net income	$64,623	$37,852
Interest expense, net and funding costs	2,145	2,516
Provision for income taxes	20,208	7,524
Depreciation and amortization	3,593	3,082
Stock-based compensation	23,451	15,802
Legal settlement and litigation expenses	5,093	-
Other strategic financing and transactional expenses	345	-
Changes in fair value of earnout liabilities	8,052	7,496
Changes in fair value of public and private warrant liabilities	17,327	20,843
Adjusted EBITDA	$144,837	$95,115

Liquidity and Capital Resources

We have historically financed our operations through cash generated from operations, equity financings, borrowings under our credit facility, and proceeds from the Business Combination. In March 2026, we completed the private offering of the 2031 Notes, which significantly increased our available liquidity. Throughout 2025 and the six months ended June 30, 2026, we achieved consistent profitability and positive operating cash flow, which has strengthened our liquidity position and reduced our reliance on external financing.

As of June 30, 2026, our cash and cash equivalents, investments, and restricted cash totaled $254.4 million, compared to $123.2 million as of December 31, 2025. The increase was primarily driven by net proceeds received from the 2031 Notes offering, cash generated from operations, and reduced on-balance-sheet funding of ExtraCash receivables following the June 1, 2026 commencement of the amended Program Agreement with Coastal, partially offset by $205.9 million used in share repurchases, $17.3 million used to purchase capped call transactions, and $7.4 million in debt issuance costs.

Sources and Uses of Cash

Our primary sources of liquidity include:

•
Cash generated from operations, including processing and overdraft service fees, subscription revenue, and transaction-based revenue;
•
Proceeds from the issuance of the 2031 Notes; and

•
Borrowings available under our Debt Facility with VPC.

In addition, effective June 1, 2026, the amended Program Agreement with Coastal reduces our direct funding of ExtraCash originations, as Coastal funds and retains newly originated ExtraCash receivables until we purchase them.

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
•
Funding of the Cash Collateral Account maintained with Coastal; and
•
Interest related to our debt obligations.

Debt Facility

We maintain a credit facility (the "Debt Facility") with Victory Park Management, LLC ("VPC" or "Agent"). As of June 30, 2026, $75.0 million of term loans under the Debt Facility were outstanding, and we were in compliance with all covenants under the Debt Facility. Interest payments on term loan borrowings are required on a monthly basis. See Note 10, Debt Facility, in the notes to our condensed consolidated financial statements for additional information regarding the terms of the Debt Facility.

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

Convertible Notes

In March 2026, we completed a private offering of $200.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031 (the "2031 Notes"), including the full exercise of the initial purchasers' option to purchase an additional $25.0 million of 2031 Notes. We received net proceeds of approximately $193.4 million after deducting initial purchasers' discounts and before deducting offering expenses. We used approximately $17.4 million of the net proceeds to fund the cost of capped call transactions entered into concurrently with the 2031 Notes offering, which are designed to reduce potential dilution to our Class A common stock upon conversion of the 2031 Notes, and approximately $70.5 million to repurchase 334,600 shares of our Class A common stock in privately negotiated transactions. The remaining net proceeds have been invested in U.S. Treasury money market funds and are expected to be used for general corporate purposes, including additional share repurchases under our Repurchase Program.

The 2031 Notes do not bear regular interest and mature on April 1, 2031, unless earlier repurchased, redeemed, or converted. We may redeem the 2031 Notes, in whole or in part, for cash on or after April 6, 2029, subject to certain stock price and liquidity conditions. Upon conversion, we are required to settle the principal amount in cash and may elect to settle any excess conversion value in cash, shares of our Class A common stock, or a combination thereof. Holders may require us to repurchase their notes for cash upon the occurrence of a fundamental change. As of June 30, 2026, none of the conditions permitting early conversion of the 2031 Notes had been met, and accordingly, the 2031 Notes were classified as long-term debt on our condensed consolidated balance sheet. See Note 8, Convertible Notes, for additional information.

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

During 2025, we repurchased 274,490 shares of Class A common stock for $43.7 million, inclusive of transaction costs, under the repurchase programs then in effect. See Note 21, Treasury Shares, in our Annual Report on Form 10-K for the year ended December 31, 2025.

During the six months ended June 30, 2026, we repurchased an aggregate of 992,232 shares of our Class A common stock for approximately $205.9 million under the Repurchase Program. This included 912,622 shares repurchased during the three months ended March 31, 2026, for approximately $186.7 million (consisting of 334,600 shares in privately negotiated transactions in connection with the 2031 Notes offering for approximately $70.5 million and 578,022 shares in open market transactions for approximately $116.2 million), and 79,610 shares repurchased during the three months ended June 30, 2026 for approximately $19.1 million. As of June 30, 2026, approximately $94.1 million remained available for future repurchases under the Repurchase Program. The timing and amount of future repurchases, if any, will depend on market conditions, share price, legal requirements, and other factors. See Note 19, Treasury Shares, for additional information.

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

Material Cash Requirements

The following summarizes our material cash requirements as of June 30, 2026:

ExtraCash

We fund ExtraCash originations primarily through operating cash flow and, as needed, borrowings under the Debt Facility. Effective June 1, 2026, ExtraCash receivables are originated and retained on Coastal's balance sheet as Members migrate to Coastal, reducing our direct funding obligations for those receivables. We are required to fund a Cash Collateral Account at Coastal monthly, in an amount tied to the expected credit losses on Coastal-held receivables, which represents a recurring use of cash. See "Bank Partners" in Item 1 of our Annual Report for additional information.

Contractual Obligations

In the normal course of business, we enter into agreements with vendors and service providers that may include minimum purchase commitments or other payment obligations. We believe we will be able to fulfill these obligations through cash generated from operations and existing cash balances.

Debt Obligations

As of June 30, 2026, we had $75.0 million of term loans outstanding under the Debt Facility, which matures in December 2026. Interest payments are due monthly at a variable rate. See Note 10, Debt Facility, for additional information regarding repayment terms and maturities, and refer to “Liquidity and Capital Resources — Debt Facility” above for a discussion of our alternatives with respect to the maturity of the Debt Facility.

Coastal Balance Sheet Capacity Fee

Under the amended Program Agreement with Coastal, we pay Coastal a balance sheet capacity fee for the use of its balance sheet to fund ExtraCash and Dave Flex receivables it holds, calculated on a variable-rate basis. This fee, together with the funding of the Cash Collateral Account described above, represents a recurring use of cash that varies with origination volume and the balances Coastal holds. See Note 2, Significant Accounting Policies and Note 5, Member Receivables, Net to the condensed consolidated financial statements for additional information.

Convertible Notes

As of June 30, 2026, we had $200.0 million aggregate principal amount of 2031 Notes outstanding, with a net carrying amount of $193.1 million. The 2031 Notes do not bear regular interest, and accordingly, we have no scheduled cash interest payment obligations under the 2031 Notes. The full principal balance of $200.0 million is due at maturity on April 1, 2031, unless the notes are earlier converted, redeemed, or repurchased.

Holders of the 2031 Notes may require us to repurchase all or a portion of their notes for cash upon the occurrence of a fundamental change, at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the 2031 Notes may become convertible prior to maturity upon satisfaction of certain market price or other conditions, in which case we would be required to settle the principal amount in cash and may elect to settle any excess conversion value in cash, shares of our Class A common stock, or a combination thereof. As of June 30, 2026, none of the conditions permitting early conversion had been met. See Note 8, Convertible Notes, for additional information.

Operating Lease Obligations

As of June 30, 2026, we had future minimum lease payments of approximately $0.3 million under our operating lease arrangements, all of which relate to related-party leases with PCJW Properties LLC. See Note 12, Leases, for additional information.

Off-Balance Sheet Arrangements

Effective June 1, 2026, under the amended Program Agreement with Coastal, ExtraCash receivables are originated and retained on Coastal's balance sheet, and we hold a commitment to purchase, and a financial guarantee with respect to, those receivables. As of June 30, 2026, Coastal held approximately $93.0 million of ExtraCash receivables for which we bear economic credit risk and which are not recorded on our condensed consolidated balance sheet, and which are subject to a contractual minimum balance of $75.0 million. Our maximum exposure to loss on these receivables is limited to their outstanding balance, against which we maintain a Cash Collateral Account of $0.7 million recorded as a deposit asset within prepaid expenses and other current assets (see Note 4, Prepaid Expenses and Other Current Assets), as the account is owned by Coastal and our interest represents a recoverable deposit rather than cash restricted by a contractual pledge. We have recognized a stand-ready guarantee liability and an off-balance-sheet credit loss liability in respect of this exposure. See Note 2, Significant Accounting Policies and Note 5, Member Receivables, Net to the accompanying condensed consolidated financial statements included in this report.

As described in "Item 1. Business — Bank Partners" of our Annual Report, under our Program Agreement with Coastal, we expect that a portion of ExtraCash receivables will be originated and retained on Coastal's balance sheet as existing Members migrate to Coastal, which we anticipate will be substantially finalized by the end of 2026. We will continue to evaluate and disclose the nature and impact of this arrangement as the transition progresses.

Additionally, we may use cash to acquire businesses and technologies. The nature of these potential transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Cash Flows Summary

(in thousands)	For The Six Months Ended
Total cash provided by (used in):	June 30, 2026	June 30, 2025
Operating activities	$150,407	$113,484
Investing activities	17,278	(81,845)
Financing activities	(38,595)	(19,488)
Net increase in cash and cash equivalents and restricted cash	$129,090	$12,151

Cash Flows From Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was $150.4 million, an increase of $36.9 million compared to $113.5 million for the six months ended June 30, 2025, primarily due to increases in operating revenues. Net cash provided by operating activities included net income of $64.6 million, adjusted for significant noncash items including provision for credit losses of $55.4 million, stock-based compensation of $23.5 million, changes in fair value of public and private warrant liabilities of $17.3 million, changes in fair value of earnout liabilities of $8.1 million, and depreciation and amortization of $3.7 million. Changes in operating assets and liabilities decreased cash by $22.3 million, primarily driven by an increase in prepaid income taxes of $10.5 million, a decrease in income taxes payable of $1.7 million, an increase in Member receivables, service-based revenue of $10.1 million, an increase in prepaid expenses and other current assets of $5.8 million, and a decrease in accounts payable of $1.3 million, partially offset by an increase in accrued expenses of $4.1 million, an increase in legal settlement accrual of $1.9 million, an increase in other current liabilities of $0.2 million and an increase in non-current liabilities of $0.7 million.

During the six months ended June 30, 2025, net cash provided by operating activities increased due primarily to increases in operating revenues and a reduction in various operating expenses across the organization. Net cash provided by operating activities for the six months ended June 30, 2025 included net income of $37.9 million, and excluding non-cash impacts, included an increase in Member receivables, service based revenue of $7.9 million and an increase in prepaid expenses and other current assets of $1.7 million. These changes were offset by an increase in accounts payable of $1.0 million, an increase in other non-current liabilities of $0.6 million and an increase in accrued expenses of $0.5 million.

Cash Flows From Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities was $17.3 million, primarily consisting of $45.1 million from the sale and maturity of investments, $23.8 million in net ExtraCash originations and collections, partially offset by $47.4 million in purchases of investments, $4.0 million in payments for internally developed software costs, and $0.2 million in purchases of property and equipment.

During the six months ended June 30, 2025, net cash used in investing activities was $81.8 million. This included the sale and maturity of investments of $108.1 million, offset by purchases of investments of $108.8 million, net ExtraCash originations and collections of $77.8 million, and payments related to internally developed software costs of $3.1 million.

Cash Flows From Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities was $38.6 million, primarily consisting of $205.9 million in repurchases of Class A common stock, $17.4 million for the purchase of capped calls, and $8.2 million for the payment of taxes related to net share settlements of equity awards, partially offset by $192.7 million in net proceeds from the issuance of convertible notes.

During the six months ended June 30, 2025, net cash used in financing activities was $19.5 million, which consisted of the $13.3 million for payment for shares withheld related to net share settlements and $6.9 million related to repurchases of Class A common stock, offset by $0.7 million for proceeds received for stock option exercises.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Their preparation requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on our historical experience and other factors we believe are reasonable under the circumstances, and actual results may differ under different assumptions or conditions. We consider the following accounting estimates to require the greatest degree of judgment and complexity and to be the most critical to understanding our financial condition and results of operations:

(i) Allowance for credit losses; (including, beginning June 1, 2026, the off-balance-sheet credit loss liability associated with guaranteed ExtraCash receivables held by Coastal); and
(ii) Income taxes.

Refer to Note 2, Significant Accounting Policies in the accompanying condensed consolidated financial statements for a description of our significant accounting policies.

Allowance for Credit Losses

ExtraCash receivables from contracts with Members are recorded at their original receivable amounts, reduced by an allowance for credit losses. We pool our ExtraCash receivables, all of which are short-term and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. We use an aging method and historical loss rates to estimate the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses, and we consider whether current conditions and reasonable and supportable forecasts warrant an adjustment to our historical loss experience, primarily evaluating current economic conditions, expectations of near-term economic trends, and changes in customer payment and collection trends. For the measurement dates presented, given our methods of collecting funds and the absence of meaningful changes in our customers' payment behavior, we determined that our historical loss rates remained most indicative of our lifetime expected losses. We recognize an allowance for credit losses upon origination of the ExtraCash receivable, and recognize period changes in the estimate within the provision for credit losses in the condensed consolidated statements of operations.

When we determine that ExtraCash receivables are not collectible, the uncollectible amounts are written-off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded as a recovery of the allowance when received.

Effective June 1, 2026, our allowance estimate also encompasses the off-balance-sheet expected credit loss liability for guaranteed ExtraCash receivables held by Coastal, measured under the same CECL loss-rate methodology applied to our on-balance-sheet receivables. Our estimate also includes expected credit losses on purchased Dave Flex receivables; because Dave Flex is a new installment product with limited loss history, this estimate involves a higher degree of estimation uncertainty, including the use of an interim methodology and loss-rate assumptions derived from our ExtraCash experience. Dave Flex receivables and the related fee revenue were immaterial for the three and six months ended June 30, 2026.

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

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $3.7 million and $3.3 million of uncertain tax positions as of June 30, 2026 and December 31, 2025, respectively, related to state income taxes and federal and state research and development tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We regularly assess the need for a valuation allowance against its deferred tax assets each quarter. In making that assessment, we consider both positive and negative evidence in the various jurisdictions in which it operates related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We maintained a valuation allowance against our deferred tax assets, net of deferred tax liabilities, at June 30, 2025. Based upon management’s assessment of all available evidence at June 30, 2025, we concluded that it was more-likely-than-not that the deferred tax assets, net of deferred tax liabilities, will not be realized. As of December 31, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that its U.S. federal and state deferred tax assets will be realizable. As such, we released $58.7 million of our valuation allowance associated with the U.S. federal and state deferred tax assets during the year ended December 31, 2025. As of June 30, 2026, there is no valuation allowance against our deferred tax assets, net of deferred tax liabilities. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

On June 27, 2025, California enacted legislation requiring financial institutions to utilize a single sales factor apportionment method, effective for tax years beginning in 2025. The new law decreased our California apportioned income and state income tax expense beginning in 2025 and was reflected in our condensed consolidated financial statements for the period ended June 30, 2026.

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

Recently Issued Accounting Standards

Refer to Note 2, Significant Accounting Policies of our condensed consolidated financial statements included in this report for a discussion of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily through interest rate fluctuations on our Debt Facility, a delayed draw senior secured loan facility with total commitments of $150.0 million maturing in December 2026. The Debt Facility bears interest at a base rate plus 5.00% per annum, where the base rate is the greater of SOFR for a three-month tenor plus 3.00% or a contractual floor. As of June 30, 2026 and December 31, 2025, we had $75.0 million outstanding under the Debt Facility at an effective interest rate of approximately 8.9% and 9.0%, respectively. See Note 10, Debt Facility, in the notes to our condensed consolidated financial statements for additional information.

Because our variable-rate exposure is limited to the $75.0 million drawn on the facility, the impact of interest rate fluctuations on our results of operations is not significant. A hypothetical 200 basis point increase in SOFR would increase our remaining annual interest expense by approximately $0.7 million based on period-end balances, subject to the contractual base rate floor.

We do not use derivative instruments to hedge interest rate risk. Over time, our Program Agreement with Coastal is expected to reduce our reliance on the Debt Facility as ExtraCash receivables transition to an off-balance-sheet structure, although we will become indirectly exposed to a federal funds rate–based variable rate retained by Coastal. We also earn interest on the Cash Collateral Account at a rate equal to the greater of the effective federal funds rate less 0.30% or zero, creating additional exposure to changes in the federal funds rate. Because the amended arrangement commenced on June 1, 2026, the impact of these exposures on our results of operations for the period was not significant. We do not have material exposure to foreign currency exchange rate or commodity price risk.

ExtraCash receivables are short-duration assets with an average term of approximately 12 days, so their fair value is not materially sensitive to changes in market interest rates. However, macroeconomic conditions, including the interest rate environment, can affect our Members' ability to repay ExtraCash advances. Our allowance for credit losses was $40.9 million and $37.6 million as of June 30, 2026, and December 31, 2025, respectively. We manage credit risk through CashAI, our proprietary AI-powered underwriting engine, most recently upgraded with CashAI v6.0, deployed beginning late in the second quarter of 2026. See Note 5, Member Receivables, Net, in the notes to our condensed consolidated financial statements for additional discussion.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, please see Note 11, Commitments and Contingencies to the condensed consolidated financial statements included elsewhere in this report.

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

Item 1A. Risk Factors.

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026, other than as noted below and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

We have received an inquiry from the Connecticut banking regulator relating to licensing and the State Regulatory Changes, our relationship with our bank partner, and other issues relating to earned wage access and related products we offer in Connecticut. We have also received an inquiry from the Maryland banking regulator regarding licensure and the State Regulatory Changes. In addition, we have received a subpoena from the Maryland Attorney General requesting information regarding any earned wage access and related products that we offer in the state of Maryland, including information relating to marketing practices, fees, our bank partnership, and other issues. We have also received a subpoena from the New York State Department of Financial Services for documents and information relating to products and services offered in the state of New York since 2021, including marketing materials, applications, consumer communications, terms and conditions, and fees. These inquiries and investigations are ongoing, and although we believe that our practices and products offered at all times in Connecticut, Maryland and New York have been in compliance with applicable law, the defense or resolution of these matters could involve significant monetary costs or penalties and have a significant impact on our financial results and operations.

We have had recent communications with the California Department of Financial Protection and Innovation (“DFPI”) which reflect that the DFPI believes that the Company is a “covered person” subject to the California Consumer Financial Protection Law (“CCFPL”) and that the DFPI intends to supervise us, in relation to the activities we engage in related to the offering of financial products and services, in the immediate future. The DFPI’s supervision of us would enable it, among other things, to conduct comprehensive and rigorous examinations and to request reports, in each case, to assess our compliance with consumer financial protection laws, which in turn may result in matters requiring attention, as well as potentially a referral for investigation and enforcement action, which may result in civil monetary penalties and limits on our activities or functions, among other relief. The DFPI, through its enforcement authority, could increase our compliance costs, potentially hinder our ability to respond to market changes, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Class A Shares that May Yet Be Purchased Under the Plans or Program (in millions)*
April 1 – April 30, 2026	-	$-	-	$113.3
May 1 – May 31, 2026	60,103	$238.78	60,103	$98.9
June 1 – June 30, 2026	19,507	$245.08	19,507	$94.1
Total	79,610		79,610

* Refer to “Liquidity and Capital Resources — Share Repurchase Program” for additional information regarding our authorized share repurchase program.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On May 29, 2026, Kyle Beilman, Chief Financial Officer, Chief Operating Officer and Secretary, entered into a variable prepaid forward contract with an unaffiliated counterparty, which may constitute a non-Rule 10b5-1 trading arrangement (the "Beilman VPF Contract"). The Beilman VPF Contract obligates Mr. Beilman to deliver up to 25,650 shares of Class A common stock or, at Mr. Beilman's election subject to certain conditions, settle the contract in cash, on a settlement date on or about June 15, 2028.

On June 7, 2026, Yadin Rozov, a member of our Board of Directors, entered into a pre-arranged stock trading plan that provides for the potential sale of up to 11,184 shares of Dave Class A common stock between September 6, 2026 and December 31, 2026, subject to the plan's earlier expiration or completion in accordance with its terms.

Item 6. Exhibits

Exhibit No.	Description

10.1+†	Seventh Amendment to Service Agreement, dated April 29, 2026, by and between Dave Operating LLC and Galileo Financial Technologies, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Furnished and not filed.

+ Certain identified information has been redacted in accordance with Regulation S-K Item 601(b)(2)(ii) or 601(b)(10)(iv), as applicable.

† The schedules or similar attachments to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2026	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: August 5, 2026	Dave Inc.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer and Chief Operating Officer