Form 10-Q
period 2026-09-30
Dave Inc./DE
filed 2026-11-04
CIK 1841408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 26, 2026, there were 12,813,349 shares of Class A common stock, $0.0001 par value, issued and 11,478,984 shares of Class A common stock outstanding. As of October 26, 2026, there were 1,314,082 shares of Class V common stock, $0.0001 par value, issued and outstanding.

DAVE INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q” or this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “can,” “expect,” “project,” “outlook,” “forecast,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Annual Report”), as further updated in Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, this Form 10-Q, and in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this report involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:

•
the ability of Dave to compete in its highly competitive industry;
•
the ability of Dave to keep pace with the rapid technological and AI-related developments in its industry and the larger financial services industry;
•
the ability of Dave to manage risks associated with providing ExtraCash;
•
the ability of Dave to retain its current customers, acquire new customers (collectively, “Members”) and sell additional functionality and services to its Members;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Dave Inc.

Condensed Consolidated Balance Sheets

(in thousands; except share data)

	As of September 30, 2026	As of December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$269,937	$80,523
Member receivables, net of allowance for credit losses of $45,346 and $37,641 as of September 30, 2026 and December 31, 2025, respectively	204,587	297,307
Investments	43,346	40,788
Prepaid income taxes	5,133	-
Bank partner deposits	20,793	3,618
Prepaid expenses and other current assets	26,671	14,460
Total current assets	570,467	436,696
Property and equipment, net	482	474
Lease right-of-use assets (related-party of $230 and $195 as of September 30, 2026 and December 31, 2025, respectively)	230	195
Intangible assets, net	14,657	13,670
Restricted cash	1,841	1,841
Deferred tax assets, net	36,528	34,185
Other non-current assets	368	357
Total assets	$624,573	$487,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,078	$8,358
Accrued expenses	25,187	13,047
Debt facility, current	75,000	75,000
Lease liabilities, short-term (related-party of $150 and $63 as of September 30, 2026 and December 31, 2025, respectively)	150	63
Legal settlement accrual	10,035	7,838
Income taxes payable	-	1,651
Other current liabilities	18,820	8,040
Total current liabilities	135,270	113,997
Lease liabilities, long-term (related-party of $88 and $141 as of September 30, 2026 and December 31, 2025, respectively)	88	141
Convertible notes, net of discount and issuance costs	193,493	-
Warrant and earnout liabilities	15,068	16,077
Other non-current liabilities	6,901	4,476
Total liabilities	$350,820	$134,691
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value per share $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	-	-
Class A common stock, par value per share $0.0001, 500,000,000 shares authorized; 12,813,349 and 12,560,600 shares issued at September 30, 2026 and December 31, 2025, respectively 11,478,984 and 12,236,547 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Class V common stock, par value per share $0.0001, 100,000,000 shares authorized; 1,314,082 shares issued and outstanding at September 30, 2026 and December 31, 2025;	-	-
Additional paid-in capital	358,583	352,664
Treasury shares, at cost (Class A common stock, 1,284,802 and 274,490 shares at September 30, 2026 and December 31, 2025, respectively)	(257,001)	(43,730)
Accumulated other comprehensive income	342	374
Retained earnings	171,828	43,418
Total stockholders’ equity	$273,753	$352,727
Total liabilities and stockholders’ equity	$624,573	$487,418

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

	As of September 30, 2026	As of December 31, 2025
Assets
Cash and cash equivalents	$55,551	$30,935
Investments	20,470	19,964
Member receivables, net of allowance for credit losses	147,858	206,595
Debt facility commitment fee, current	37	162
Total assets	$223,916	$257,656
Liabilities
Accounts payable	$540	$560
Debt facility, current	75,000	75,000
Total liabilities	$75,540	$75,560

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Operations

(in thousands; except per share data)

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating revenues:
Service based revenue, net	$186,349	$139,229	$493,983	$358,673
Transaction based revenue, net	11,355	11,496	32,928	31,788
Total operating revenues, net	197,704	150,725	526,911	390,461
Operating expenses:
Provision for credit losses	36,549	29,846	91,953	65,744
Processing and servicing costs	12,832	9,404	32,691	23,561
Financial network and transaction costs	10,383	7,378	26,102	21,644
Advertising and activation costs	27,959	18,911	62,577	46,297
Compensation and benefits	43,296	24,842	106,625	78,523
Technology and infrastructure	4,487	3,192	11,733	8,812
Other operating expenses	14,181	11,254	35,406	23,751
Total operating expenses	149,687	104,827	367,087	268,332
Other (income) expenses:
Interest income	(2,196)	(294)	(4,348)	(1,313)
Interest expense	2,062	1,789	5,811	5,324
Changes in fair value of earnout liabilities	(8,467)	(4,841)	(415)	2,655
Changes in fair value of warrant liabilities	(17,881)	(9,186)	(554)	11,657
Total other (income) expense, net	(26,482)	(12,532)	494	18,323
Net income before provision for income taxes	74,499	58,430	159,330	103,806
Provision (benefit) for income taxes	10,712	(33,642)	30,920	(26,118)
Net income	$63,787	$92,072	$128,410	$129,924

Net income per share:
Basic	$5.00	$6.84	$9.90	$9.76
Diluted	$3.30	$6.34	$9.13	$8.96
Weighted-average shares used to compute net income per share
Basic	12,763,674	13,457,671	12,970,111	13,317,504
Diluted	13,921,273	14,525,301	13,997,781	14,492,827

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$63,787	$92,072	$128,410	$129,924
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	25	178	(32)	54
Comprehensive income	$63,812	$92,250	$128,378	$129,978

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	11,441,201	$1	1,314,082	$-	$350,681	$(251,150)	$317	$108,041	$207,890
Issuance of Class A common stock in connection with stock plans	93,811	-	-	-	-	-	-	-	-
Issuance of Class A common stock upon exercise of warrants	424	-	-	-	156	-	-	-	156
Reclassification of fair value of warrants exercised from liability to equity	-	-	-	-	40	-	-	-	40
Shares withheld related to net share settlement	(38,372)	-	-	-	(14,307)	-	-	-	(14,307)
Repurchase of Class A common stock, including excise tax	(18,080)	-	-	-	-	(5,851)	-	-	(5,851)
Stock-based compensation	-	-	-	-	22,013	-	-	-	22,013
Purchases of capped calls	-	-	-	-	-	-	-	-	-
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	25	-	25
Net income	-	-	-	-	-	-	-	63,787	63,787
Balance at September 30, 2026	11,478,984	$1	1,314,082	$-	$358,583	$(257,001)	$342	$171,828	$273,753

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	12,083,076	$1	1,414,082	$-	$338,531	$(6,960)	$97	$(114,595)	$217,074
Issuance of Class A common stock in connection with stock plans	138,393	-	-	-	28	-	-	-	28
Conversion of Class V common stock to Class A common stock	100,000	-	(100,000)	-	-	-	-	-	-
Repurchase of Class A common stock, including excise tax	(132,155)				-	(25,249)	-	-	(25,249)
Stock-based compensation	-	-	-	-	7,209	-	-	-	7,209
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	178	-	178
Net income	-	-	-	-	-	-	-	92,072	92,072
Balance at September 30, 2025	12,189,314	$1	1,314,082	$-	$345,768	$(32,209)	$275	$(22,523)	$291,312

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2026	12,236,547	$1	1,314,082	$-	$352,664	$(43,730)	$374	$43,418	$352,727
Issuance of Class A common stock in connection with stock plans	329,547	-	-	-	100	-	-	-	100
Issuance of Class A common stock upon exercise of warrants	424	-	-	-	156	-	-	-	156
Reclassification of fair value of warrants exercised from liability to equity	-	-	-	-	40	-	-	-	40
Shares withheld related to net share settlement	(77,222)	-	-	-	(22,477)	-	-	-	(22,477)
Repurchase of Class A common stock, including excise tax	(1,010,312)	-	-	-	-	(213,271)	-	-	(213,271)
Stock-based compensation	-	-	-	-	45,464	-	-	-	45,464
Purchases of capped calls	-	-	-	-	(17,364)	-	-	-	(17,364)
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(32)	-	(32)
Net income	-	-	-	-	-	-	-	128,410	128,410
Balance at September 30, 2026	11,478,984	$1	1,314,082	$-	$358,583	$(257,001)	$342	$171,828	$273,753

	Common stock
	Class A		Class V		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	11,501,965	$1	1,514,082	$-	$335,326	$-	$221	$(152,447)	$183,101
Issuance of Class A common stock in connection with stock plans	833,186	-	-	-	750	-	-	-	750
Shares withheld related to net share settlement	(132,312)	-	-	-	(13,319)	-	-	-	(13,319)
Repurchase of Class A common stock, including excise tax	(213,525)	-	-	-	-	(32,209)	-	-	(32,209)
Conversion of Class V common stock to Class A common stock	200,000	-	(200,000)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	23,011	-	-	-	23,011
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	54	-	54
Net income	-	-	-	-	-	-	-	129,924	129,924
Balance at September 30, 2025	12,189,314	$1	1,314,082	$-	$345,768	$(32,209)	$275	$(22,523)	$291,312

See accompanying notes to the condensed consolidated financial statements.

Dave Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Nine Months Ended
	September 30, 2026	September 30, 2025
Operating activities
Net income	$128,410	$129,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,400	5,038
Provision for credit losses	91,953	65,744
Changes in fair value of earnout liabilities	(415)	2,655
Changes in fair value of warrant liabilities	(554)	11,657
Stock-based compensation	45,464	23,011
Non-cash interest expense from the convertible notes	797	-
Deferred income taxes	(2,343)	(30,277)
Non-cash lease expense	(1)	(29)
Changes in fair value of marketable securities and investments	-	99
Changes in operating assets and liabilities:
Member receivables, service based revenue	(18,018)	(12,614)
Prepaid income taxes	(5,133)	-
Bank partner deposits	(17,175)	(1,459)
Prepaid expenses and other current assets	(12,337)	(8,347)
Accounts payable	(2,280)	1,073
Accrued expenses	12,140	(1,424)
Income taxes payable	(1,651)	-
Legal settlement accrual	2,197	9,038
Other current liabilities	2,937	538
Other non-current liabilities	2,425	2,116
Other non-current assets	(11)	(12)
Net cash provided by operating activities	231,805	196,731

Investing activities
Payments for internally developed software costs	(6,062)	(4,805)
Purchase of property and equipment	(207)	(226)
Net originations, purchases and collections of Member receivables	25,212	(145,567)
Purchase of investments	(68,915)	(169,732)
Sale and maturity of investments	66,325	168,314
Purchase of marketable securities	-	(3)
Sale of marketable securities	-	100
Net cash provided by (used in) investing activities	16,353	(151,919)

Financing activities
Repurchases of Class A common stock	(211,855)	(31,890)
Proceeds from issuance of common stock for stock option exercises	100	750
Proceeds from issuance of common stock for warrant exercises	156	-
Proceeds from issuance of convertible notes, net	192,696	-
Purchase of capped calls	(17,364)	-
Payment of taxes for shares withheld related to net share settlement	(22,477)	(13,319)
Net cash used in financing activities	(58,744)	(44,459)

Net increase in cash and cash equivalents and restricted cash	189,414	353
Cash and cash equivalents and restricted cash, beginning of the period	82,364	51,377
Cash and cash equivalents and restricted cash, end of the period	$271,778	$51,730

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right of use assets recognized	$311	$-
Operating lease liabilities recognized	$311	$-
Accrued excise taxes for repurchases of Class A common stock	$1,416	$319
Reclassification of fair value of warrants exercised from liability to equity	$40	$-

Supplemental disclosure of cash paid for:
Income taxes	$38,341	$1,604
Interest	$4,901	$5,249

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets with the same as shown in the condensed consolidated statement of cash flows

Cash and cash equivalents	$269,937	$49,889
Restricted cash	$1,841	$1,841
Total cash, cash equivalents, and restricted cash, end of the period	$271,778	$51,730

See accompanying notes to the condensed consolidated financial statements.

Note 1 Organization and Nature of Business

Organization

Dave Inc. (the “Company”) is a Delaware corporation founded in 2017. The Company is a neobank providing a mobile-first financial services platform designed to help Americans manage their money more effectively. The Company serves Members underserved by traditional financial institutions, offering short-term liquidity, fee-free banking, and financial management tools.

Nature of Business

The Company generates revenue through four primary business activities: (1) ExtraCash, a short-term credit product; (2) Dave Checking, a digital banking account; (3) Dave Flex, a short-term installment credit product (in early Member testing); and (4) subscription-based personal financial management tools.

ExtraCash: ExtraCash provides Members with up to $500 of short-term liquidity (in the form of discretionary overdraft through the Company's bank partners) to bridge liquidity gaps between paychecks, offered through FDIC-insured bank partners. The product operates without interest charges, late fees, or credit checks. The Company's proprietary AI-powered underwriting engine, CashAI, analyzes checking account transaction data in real time to determine eligibility and approval amounts without requiring FICO scores or credit bureau data. Settlements are scheduled based on forecasted paycheck dates, with average settlement periods of approximately 12 days.

In February 2025, the Company completed the transition to a simplified fee structure, replacing the prior optional tip and express fee model with a mandatory overdraft service fee equal to the greater of $5 or 5% of the transfer amount, subject to a maximum fee (the “fee cap”) that the Company began removing during the second quarter of 2026 for certain Member cohorts. Instant transfers to Dave Checking accounts incur no additional fees. The Company manages underwriting, fraud mitigation, payment processing, servicing, and collections.

Dave Checking: Dave Checking is a digital demand deposit account offered through bank partners with no account minimums, no monthly fees, and FDIC pass-through insurance. Members can open a Dave Checking account in minutes through the Company's mobile application, add funds, and begin spending using a virtual or physical Dave branded Mastercard debit card (the “Dave Debit Card”). The Dave Debit Card can be used for everyday purchases as well as no-fee withdrawals at over 40,000 MoneyPass ATM network locations. Members with qualifying direct deposits can access their paycheck up to two business days early. Revenue from Dave Checking is primarily driven by merchant interchange fees, Mastercard incentives, interest on deposits paid by the Company's partner banks, and other ancillary fees.

In the second quarter of 2026, the Company began testing Dave Flex, a Mastercard-branded installment credit product, with a pay-in-four feature issued through Coastal Community Bank (“Coastal”). Purchases made during a purchase period are repaid in up to four substantially equal installments due every two weeks, generally aligned with Member paycheck dates, with no interest, no late fees, and no credit check. As with ExtraCash, Dave Flex is underwritten by CashAI based on checking account cash flow data rather than FICO scores or credit bureau data, and unlike many buy-now-pay-later products, it may be used across merchants without a separate application for each purchase. Dave Flex remains in an early testing phase, and the related receivables, allowance, and fee revenue were immaterial for the three and nine months ended September 30, 2026.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. Bank partner deposits of $3.6 million as of December 31, 2025, previously included within prepaid expenses and other current assets, are now presented as a separate line item on the condensed consolidated balance sheet, and changes in bank partner deposits are presented separately within operating activities on the condensed consolidated statements of cash flows. These reclassifications had no effect on previously reported total current assets, net income, or net cash provided by operating activities.

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

The allowance for credit losses estimate also includes expected credit losses on purchased Dave Flex receivables. Because Dave Flex is a new installment product with limited program-specific history, the related estimate involves a higher degree of estimation uncertainty, including the use of an interim methodology and loss-rate assumptions derived by reference to the ExtraCash portfolio. Dave Flex receivables and the related allowance were immaterial as of September 30, 2026.

Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Below is detail of operating revenues (in thousands):

	For the Three Months Ended		For The Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service based revenue, net
Processing and overdraft service fees, net	$168,945	$129,195	$447,464	$326,106
Tips	-	-	-	7,496
Subscriptions	17,289	9,950	46,305	24,820
Other	115	84	214	251
Transaction based revenue, net
Interchange revenue, net	6,428	6,115	18,658	18,012
ATM revenue, net	604	718	1,895	2,257
Other	4,323	4,663	12,375	11,519
Total operating revenues, net	$197,704	$150,725	$526,911	$390,461

Service Based Revenue, Net

Service based revenue, net primarily consists of processing and overdraft service fees, and subscriptions charged to Members, net of processor costs associated with ExtraCash originations; optional tips, which the Company discontinued in February 2025, are described under “Tips” below.

The Company offers ExtraCash through its bank partners. Prior to June 1, 2026, ExtraCash receivables from both bank partners were originated by the bank partner and acquired and held by the Company within one business day of origination, and were accounted for as financing receivables under ASC 310, Receivables (“ASC 310”), recorded at par value, which approximates fair value given their short-term nature.

Beginning June 1, 2026, under the amended Program Agreement with Coastal, ExtraCash receivables originated and retained by Coastal are currently acquired by the Company after they become past due, and the Company provides a financial guarantee under ASC 460, Guarantees (“ASC 460”), and is contractually obligated to purchase from Coastal, at par, any ExtraCash receivable that remains outstanding more than 60 days after origination. For Coastal-held ExtraCash receivables, the fee charged to Members represents the guarantee premium and is recognized within service based revenue, net over the guarantee period. ExtraCash originated through the Company's other bank partner is not affected by the amended Program Agreement with Coastal and continues to be acquired within one business day of origination and accounted for under ASC 310.

The Company also earns installment and monthly participation fees on Dave Flex, an installment-based credit product launched in April 2026, which are recognized within service based revenue, net and were immaterial relative to the Company's ExtraCash-related revenue for the three and nine months ended September 30, 2026.

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

Costs incurred by the Company related to the origination of ExtraCash are treated, for accounting purposes, as direct origination costs. For ExtraCash receivables originated and held by the Company under ASC 310, these costs are deferred and netted against ExtraCash-related income under the effective interest method over the average expected contractual term of the related ExtraCash transactions. For ExtraCash receivables originated and retained by Coastal under the financial guarantee arrangement (ASC 460), the Company does not recognize an originated receivable against which to defer such costs; accordingly, those origination costs are expensed as incurred. Direct origination costs recognized as a reduction of ExtraCash-related income during the three and nine months ended September 30, 2026, were $1.1 million and $4.6 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized direct origination costs as a reduction of ExtraCash-related income of $1.7 million and $4.2 million, respectively.

Tips

Through February 2025, the Company permitted, but did not require, Members receiving ExtraCash to leave a discretionary tip. For accounting purposes, tips were treated as an adjustment of yield to ExtraCash and recognized over the average expected contractual term of the related receivables. The Company eliminated optional tips in February 2025, and no tip revenue was recognized during the three and nine months ended September 30, 2026.

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

Other service based revenue consists of lead generation fees from the Company’s Side Hustle advertising partners and, through the first quarter of 2026, revenue share from the Company's Surveys partner.

Transaction Based Revenue, Net

Transaction based revenue, net primarily consists of interchange and ATM revenues from the Company’s Checking Product, net of certain interchange and ATM-related fees, fees earned from funding and withdrawal-related transactions of Members' funds, volume support from a certain co-branded agreement, dormant account fees, fees earned related to the Rewards Product for Members who make debit card spending transactions at participating merchants and deposit referrals and are recognized at the point in time the transactions occur, as the performance obligations are satisfied and the variable consideration is not constrained. The Company earns interchange fees from Members' spend on Dave Flex and Dave-branded debit cards, which are reduced by interchange-related costs payable to fulfillment partners. Interchange revenue is remitted by merchants and represents a percentage of the underlying transaction value processed through a payment network. ATM fees earned from Members' usage of out-of-network ATMs reduced by related ATM transaction costs during the three and nine months ended September 30, 2026 were $0.6 million and $1.9 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and nine months ended September 30, 2026 were $0.5 million and $1.7 million, respectively. ATM fees earned from Members' usage of out-of-network ATMs reduced by related ATM transaction costs during the three and nine months ended September 30, 2025 were $0.7 million and $2.3 million, respectively. ATM-related fees recognized as a reduction of transaction based revenue during the three and nine months ended September 30, 2025 were $0.6 million and $1.8 million, respectively.

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

Financial Network and Transaction Costs

Financial network and transaction costs consist of program management fees, card network association fees, payment processing costs, losses related to Member-disputed transactions, bank card fees, fraud-related losses, and, beginning June 1, 2026, balance sheet capacity fees paid to Coastal under the amended Program Agreement for ExtraCash and Dave Flex receivables held on Coastal’s balance sheet. All other financial network and transaction costs are expensed as incurred.

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

Member Receivables

Member receivables primarily include ExtraCash and Dave Flex receivables, inclusive of processing and overdraft service fees, net of certain direct origination costs and an allowance for credit losses. ExtraCash receivables originated by a bank partner and held by the Company are accounted for as financing receivables under ASC 310, Receivables (“ASC 310”). Beginning June 1, 2026, ExtraCash receivables the Company purchases from Coastal under the amended Program Agreement with Coastal are accounted for as purchases of financial assets under ASC 860, Transfers and Servicing (“ASC 860”). Dave Flex receivables are described below.

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

In April 2026, the Company began offering Dave Flex, a short-term installment credit product under which Members repay eligible purchases in four equal payments. Coastal originates Dave Flex receivables, and the Company purchases them within three business days of origination and accounts for them as purchases of financial assets under ASC 860. Dave Flex receivables are recognized on the Company's condensed consolidated balance sheet when purchased, are presented within Member receivables, and are not subject to the off-balance sheet Coastal financial-guarantee arrangement that became effective June 1, 2026, described below. See Note 20, Subsequent Events.

Dave Flex receivables are recorded at their purchase amount, which approximates fair value at acquisition, and each transaction is repaid by the Member in four equal installments. The Company earns an installment fee of 3% of the outstanding balance at the end of each two-week purchase period, which is deferred and, as a yield adjustment, recognized in service based revenue over the four scheduled installment dates. The Company also charges a monthly participation fee which is charged to each Member with an open Dave Flex account, regardless of usage or balance. The participation fee is deferred and recognized ratably over the related monthly period. Dave Flex receivables and the related fee revenue were immaterial for the three and nine months ended September 30, 2026.

Allowance for Credit Losses

Member receivables from contracts with Members as of the balance sheet dates are recorded at their original origination or purchased amounts, inclusive of outstanding processing fees and overdraft service fees, and reduced by an allowance for credit losses. The Company pools its ExtraCash receivables, all of which are short-term (average term of approximately 12 days) in nature and arise from contracts with Members, based on shared risk characteristics to assess their risk of loss, even when that risk is remote. The Company uses an aging method and historical loss rates as a basis for estimating the percentage of current and delinquent ExtraCash receivables balances that will result in credit losses to derive the allowance for credit losses. The Company considers whether the conditions at the measurement date and reasonable and supportable forecasts about future conditions warrant an adjustment to its historical loss experience. In assessing such adjustments, the Company primarily evaluates current economic conditions, expectations of near-term economic trends and changes in customer payment terms, collection trends and cash collections subsequent to the balance sheet date. For the measurement dates presented herein, given its methods of collecting funds, and that the Company has not observed meaningful changes in its customers' payment behavior, it determined that its historical loss rates remain most indicative of its lifetime expected losses. The Company immediately recognizes an allowance for credit losses at the time of ExtraCash origination. Adjustments to the allowance each period for changes in the estimate of lifetime expected credit losses are recognized in operating expenses—provision for credit losses in the condensed consolidated statements of operations.

When the Company determines that an ExtraCash receivable is not collectible, or after 120 days from origination has passed, the uncollectible amount is written off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded when received and are recorded as a recovery of the allowance for credit losses. Based on the average ExtraCash receivables term of approximately 12 days, ExtraCash receivables outstanding 13 or more days from origination may be considered past due. Any change in circumstances related to a specific Member's ExtraCash receivable may result in an additional allowance for credit losses being recognized in the period in which the change occurs.

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

The contingent obligation is an off-balance-sheet credit exposure measured under the same current expected credit loss (“CECL”) methodology described above, applying the Company's existing loss-rate curves, by aging bucket, to the Coastal-held ExtraCash receivables outstanding at each reporting date, including the contractual minimum balance Coastal maintains, with changes recognized in provision for credit losses. On purchase, the Company records the receivables at par, establishes an allowance for credit losses, and transfers the related off-balance-sheet liability to that allowance.

The Company purchases ExtraCash receivables from Coastal after they have become past due; the receivables are therefore delinquent at the time of purchase and are accounted for as purchased financial assets with credit deterioration (“PCD”). Because the Company already carries the expected credit loss on these receivables as the off-balance-sheet guarantee credit-loss liability and purchases at par, it effectively acquires the receivables at fair value and no non-credit discount is recognized on the purchase date. The Company establishes the allowance by transferring the related off-balance-sheet guarantee credit-loss liability to the on-balance-sheet allowance for credit losses.

Dave Flex

The Company estimates expected credit losses on Dave Flex receivables based on the delinquency status of each individual Dave Flex installment; a Member's default on any installment is treated as a negative credit indicator for that Member's other outstanding Dave Flex receivables. The Company expects to develop and transition to a Dave Flex-specific model as sufficient loss history accumulates.

Internally Developed Software

Internally developed software is capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Capitalized costs consist of salaries and other compensation costs for employees incurred for time spent on upgrades and enhancements to add functionality to the software and fees paid to third-party consultants who are directly involved in development efforts. These capitalized costs are included on the condensed consolidated balance sheets as intangible assets, net. Other costs are expensed as incurred and included within other operating expenses in the condensed consolidated statements of operations. Capitalized costs for the three and nine months ended September 30, 2026 were $2.1 million and $6.1 million, respectively. Capitalized costs for the three and nine months ended September 30, 2025 were $1.7 million and $4.8 million, respectively.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash and cash equivalents, restricted cash, and Member receivables. The Company’s cash and cash equivalents and restricted cash in excess of the FDIC insured limits were $270.8 million at September 30, 2026 and $81.4 million at December 31, 2025. The Company’s payment processors also collect cash on the Company’s behalf and will hold these cash balances temporarily until they are settled the next business day. Also, the Company does not believe its investments are exposed to any significant credit risk due to the quality and nature of the securities in which the money is held.

The Company relies on agreements with Evolve Bank & Trust and Coastal Community Bank to provide ExtraCash and other deposit accounts, debit card services and other transaction services to the Company and its Members.

Effective June 1, 2026, the Company also maintains a deposit account at Coastal in Coastal’s name (the “Cash Collateral Account”), presented within bank partner deposits on the condensed consolidated balance sheet, which exposes the Company to concentration of credit risk with respect to Coastal.

No Member individually exceeded 10% or more of the Company’s Member receivables balance as of September 30, 2026 and December 31, 2025.

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

Advertising and Activation Costs

Advertising costs are expensed as incurred. Advertising costs consist primarily of expenses related to digital marketing, paid social media, influencer partnerships, content marketing and referral programs. Advertising costs for the three and nine months ended September 30, 2026, were $25.1 million and $55.6 million, respectively, and are presented within advertising and activation costs in the condensed consolidated statements of operations. Advertising costs for the three and nine months ended September 30, 2025, were $16.4 million and $40.1 million, respectively. Activation costs, which consist primarily of expenses incurred to onboard and activate new users, are also expensed as incurred. Activation costs for the three and nine months ended September 30, 2026, were $2.9 million and $6.9 million, respectively, and are presented within advertising and activation costs in the condensed consolidated statements of operations. Activation costs for the three and nine months ended September 30, 2025 were $2.5 million and $6.2 million, respectively.

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

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that those taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including the Company's estimated annual pre-tax income in each tax jurisdiction in which the Company operates, and the development of tax planning strategies during the year. In addition, the Company's tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The following table presents the relationship between provision for income taxes and net income before provision for income taxes (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income before provision for income taxes	$74,499	$58,430	$159,330	$103,806
Provision (benefit) for income taxes	$10,712	$(33,642)	$30,920	$(26,118)
Effective income tax rate	14.4%	-57.6%	19.4%	-25.2%

The provision for income tax expense recorded during the three and nine months ended September 30, 2026, primarily relates to federal and state taxes on earnings, partially offset by favorable discrete stock-based compensation deductions as a result of the Company’s appreciated stock price and, for the three months ended September 30, 2026, nontaxable gains from changes in the fair value of warrant and earnout liabilities. The provision for income tax expense recorded during the three and nine months ended September 30, 2025, primarily relates to federal and state taxes on earnings, offset by the discrete tax benefit during the three months ended September 30, 2025 from the $27.4 million release of the valuation allowance on the Company’s deferred tax assets, and further decreased by favorable discrete stock-based compensation deductions.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. The Company has estimated $3.9 million and $3.3 million of uncertain tax positions as of September 30, 2026 and December 31, 2025, respectively, related to state income taxes, and federal and state research and development tax credits.

The Company’s policy is to recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the condensed consolidated statement of operations. The Company recognized insignificant amounts of interest expense as a component of income tax expense within the condensed consolidated statement of operations during the three and nine months ended September 30, 2026 and 2025. Additionally, income tax-related accrued interest was insignificant as of September 30, 2026 and December 31, 2025.

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

Net Income Per Share Attributable to Stockholders

The Company computes net income per share utilizing the two-class method for participating securities. The rights, including the liquidation and dividend rights, of the holders of the Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share, are identical, except with respect to voting (the Class V common stock and together with the Class A common stock, the “Common Stock”). The 2031 Notes are considered participating securities because holders of the 2031 Notes participate in cash dividends if such cash dividends per share exceed the Company’s last reported stock price. Undistributed earnings are allocated between Common Stock and participating securities as if all earnings had been distributed during the periods presented, but only to the extent the condition for participation would be satisfied as of the reporting date. Because undistributed earnings per share for each period presented did not exceed the Company’s last reported stock price, no undistributed earnings were allocated to the 2031 Notes.

Basic net income attributable to holders of Common Stock per share is calculated by dividing net income attributable to holders of Common Stock by the weighted-average number of shares outstanding.

Diluted net income attributable to holders of Common Stock per share is calculated by dividing net income by the weighted-average number of Common Stock outstanding plus potential common shares. Stock awards and convertible instruments are considered potential common shares and are included in the calculation of diluted net income per share using the treasury stock or if-converted method, as applicable. When potentially dilutive securities have an anti-dilutive effect, they are excluded from the diluted earnings per share calculation.

Liability-Classified Warrants

The Company has warrants listed on The Nasdaq Stock Market LLC under the symbol "DAVEW." See Note 9, Warrant Liabilities and Note 13, Fair Value of Financial Instruments, for further details. The warrants are classified as liabilities and are remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations. Because the warrants are liability-classified, the numerator used in the diluted earnings per share computation is adjusted to reflect the change in fair value of the warrants recognized in net income during the period as if the warrants had been classified in equity. Because changes in the fair value of the warrants are not taxable or deductible, no tax effect is applied to this adjustment. For the three months ended September 30, 2026, the average market price of the Company’s Class A common stock of approximately $370.78 per share exceeded the exercise price of the warrants of $368.00 per share, and the Company included potentially dilutive shares in the diluted earnings per share computation for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the warrants were not included in the diluted earnings per share computation because including them would have been antidilutive.

Convertible Notes

The Company applies the if-converted method to determine the dilutive effect, if any, of the 2031 Notes on diluted earnings per share, regardless of whether the contingent conversion conditions described in Note 8, Convertible Notes, have been met, as the 2031 Notes are contingently convertible instruments with a market price trigger. The 2031 Notes are non-interest bearing, and because principal amount is required to be settled in cash, with only the conversion value in excess of the principal (the “conversion premium”) settleable in cash, shares, or a combination thereof at the Company’s election, no adjustment is made to the numerator, and the denominator is increased only by the incremental shares necessary to settle the conversion premium, determined using the average market price of the Common Stock during the period.

For the three months ended September 30, 2026, the average market price of the Company’s Class A common stock of approximately $370.78 per share exceeded the initial conversion price of approximately $279.13 per share. Accordingly, 177,096 incremental shares necessary to settle the conversion premium on the 2031 Notes were included in the computation of diluted earnings per share. For the nine months ended September 30, 2026, 59,032 incremental shares were included, determined as the year-to-date average of the incremental shares included in each quarterly computation.

Capped Call Transactions

The Capped Call Transactions are purchased call options on the Company's own stock and are excluded from the computation of diluted earnings per share because their effect is always antidilutive. Their economic effect, which offsets potential dilution from conversion of the 2031 Notes between the initial conversion price and the cap price, is therefore not reflected in diluted earnings per share. See Note 8, Convertible Notes, for further details.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to holders of Common Stock (in thousands, except share data):

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator
Net income attributed to common stockholders—basic	$63,787	$92,072	$128,410	$129,924
Less: gain on changes in fair value of warrant liabilities	(17,881)	-	(554)	-
Net income attributed to common stockholders—diluted	$45,906	$92,072	$127,856	$129,924

Denominator
Weighted-average shares of common stock—basic	12,763,674	13,457,671	12,970,111	13,317,504
Dilutive effect of stock options	234,920	198,532	208,349	194,928
Dilutive effect of RSUs	742,904	869,098	759,396	980,395
Dilutive effect of convertible notes	177,096	-	59,032	-
Dilutive effect of liability-classified warrants	2,679	-	893	-
Weighted-average shares of common stock—diluted	13,921,273	14,525,301	13,997,781	14,492,827

Net income per share
Basic	$5.00	$6.84	$9.90	$9.76
Diluted	$3.30	$6.34	$9.13	$8.96

The following shares were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Equity incentive awards	499,676	412,857	529,952	474,176
Capped call¹	716,500	-	716,500	-
Liability-classified warrants²	-	357,631	-	357,631
Total	1,216,176	770,488	1,246,452	831,807

¹ Represents the shares of Class A common stock underlying the Capped Call Transactions (as defined in Note 8, Convertible Notes). Those shares are intended to offset the dilutive impact of the 2031 Notes when the Company's stock price remains below the cap price of $421.34. See Note 8, Convertible Notes and Note 14, Stockholders' Equity.

² Represents the shares of Class A common stock issuable upon exercise of the Warrants. As of September 30, 2026 and September 30, 2025 warrants outstanding totaled 11,430,667 and 11,444,235, respectively. In connection with the 1-for-32 reverse stock split effected on January 4, 2023, 32 warrants are exercisable for one share of Class A common stock

In addition to the amounts in the table above, the Company excluded 49,563 earnout shares that were potentially dilutive from the computation of diluted net income per share for the three and nine months ended September 30, 2026 and 2025, as including them would have been antidilutive.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date. Together, these amendments require entities to disclose, for each relevant income statement expense caption, the amounts of inventory purchases, employee compensation, depreciation, and intangible asset amortization, a qualitative description of the remaining amounts in each caption, as well as total selling expenses and the entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial position, results of operations or cash flows; it expects the impact to be limited to additional disclosures, principally the disaggregation of employee compensation, depreciation and amortization of internally developed software within relevant expense captions, as the Company does not hold inventory.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify the accounting for share-based payment awards issued to customers, including revising the definition of a performance condition, narrowing the scope of awards accounted for under Topic 718 versus Topic 606, and providing guidance on measuring and presenting the effects of such awards. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted and transition allowed on a modified retrospective or retrospective basis. The Company does not currently have share-based consideration arrangements with customers and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial position, results of operations, cash flows or related disclosures

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates references to traditional software development stages, clarifies the capitalization threshold for internal-use software costs, and supersedes Subtopic 350-50 by incorporating website development cost guidance into Subtopic 350-40. The amendments require capitalization of internal-use software costs once management authorizes funding and it is probable that the project will be completed and placed into service for its intended use, provided there is no significant development uncertainty, and they align disclosure requirements for capitalized and amortized software costs with those in ASC 360-10. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied on a prospective, modified retrospective or retrospective basis. The Company is currently evaluating the impact of this guidance on its accounting policies, condensed consolidated financial statements and related disclosures, including the timing of capitalization of internally developed software costs. The Company currently presents cash flows for capitalized internal-use software costs separately within investing activities, consistent with the presentation required by the amendments.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments add a scope exception removing certain non-exchange-traded contracts whose underlying is based on operations or activities specific to one of the parties from derivative accounting under Topic 815, and clarify that an entity applies Topic 606 to share-based noncash consideration received from a customer until its right to that consideration becomes unconditional. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial position, results of operations, cash flows or related disclosures.

On November 12, 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the population of purchased financial assets subject to the gross-up approach under ASC 326 to include "purchased seasoned loans." The ASU defines purchased seasoned loans as non-PCD loans (other than credit cards) that are either (i) acquired in a business combination or (ii) acquired more than 90 days after origination, in an asset acquisition or upon consolidation of a variable interest entity that is not a business, by a transferee that was not involved in the loans' origination. Under the gross-up approach, an acquirer adds expected credit losses to the purchase price to establish the initial amortized cost basis and does not recognize a provision for credit loss expense at acquisition, consistent with the treatment of purchased financial assets with credit deterioration. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, are applied prospectively, and permit early adoption. ExtraCash receivables purchased from Coastal are accounted for as PCD assets and Dave Flex receivables are purchased within three business days of origination; accordingly, neither meets the definition of purchased seasoned loans, and the Company does not currently expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements:

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than extinguishments. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, and may be applied on either a prospective or retrospective basis, with early adoption permitted. The Company adopted ASU 2024-04 effective January 1, 2026 on a prospective basis. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial position, results of operations, or cash flows, as no conversions or settlements of the 2031 Notes occurred during the nine months ended September 30, 2026.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting entities to assume that current economic conditions at the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets arising from revenue transactions within the scope of ASC 606. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected the practical expedient. The practical expedient applies to the Company's current accounts receivable arising from revenue contracts and does not affect ExtraCash receivables, which are financing receivables accounted for under ASC 310. As a public business entity, the Company is not eligible for the separate accounting policy election available to certain nonpublic entities to consider subsequent collection activity. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial position, results of operations, or cash flows.

Note 3 Investments

Below is a summary of investments, which are measured at fair value as of September 30, 2026 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	$42,954	$392	$-	$43,346
Total	$42,954	$392	$-	$43,346

Below is a summary of investments, which are measured at fair value as of December 31, 2025 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government securities	$40,364	$424	$-	$40,788
Total	$40,364	$424	$-	$40,788

There were no unrealized losses on the available-for-sale investment securities as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, the contractual maturities of available-for-sale investment securities were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$42,954	$43,346
Total	$42,954	$43,346

Note 4 Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Partner receivables	$13,235	$3,971
Prepaid expenses	4,779	3,927
Rebate receivables	4,720	4,054
Card inventory & postage deposit	1,188	1,053
Other	2,749	1,455
Total	$26,671	$14,460

Partner receivables represent amounts due from strategic partners for contractual reimbursements and credits earned under partnership agreements, primarily related to the Company's Checking Product. These receivables increased $9.3 million from December 31, 2025, reflecting higher transaction volume during the period and the normal billing cycle, under which a significant portion of annual partner payments are received in the fourth quarter, resulting in a lower year-end balance that starts rebuilding thereafter. Partner receivables are typically collected within 60 days of the contract year-end and are not subject to significant credit risk.

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

Note 5 Member Receivables, Net

Member receivables, net, consist of outstanding ExtraCash and Dave Flex receivables, inclusive of processing fees and overdraft service fees, less an allowance for credit losses. The following table presents the components of Member receivables, net, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Member receivables, net	$194,007	$297,307
Guarantee obligation receivable, net	10,580	-
Total Member receivables, net	$204,587	$297,307

Guaranteed ExtraCash Receivables and Off-Balance-Sheet Credit Exposure

Effective June 1, 2026, the principal portion of ExtraCash receivables originated and retained by Coastal is not included on the Company's condensed consolidated balance sheet until purchased by the Company. The Company does, however, record a guarantee obligation receivable representing accrued service based fees owed by Members on Coastal-held ExtraCash receivables. As of September 30, 2026, the Company recognized a guarantee obligation receivable of approximately $10.6 million presented within Member receivables, net on the condensed consolidated balance sheet. As of September 30, 2026, Coastal held ExtraCash receivables with an outstanding principal balance of approximately $158.8 million for which the Company bears economic credit risk. Each guarantee extends until the earlier of collection or the Company’s purchase of the receivable, which is required for any receivable outstanding more than 60 calendar days after origination. This balance represents the maximum potential future payments under the guarantee, undiscounted and not reduced by amounts recoverable under the Cash Collateral Account. Coastal is required to maintain a minimum ExtraCash receivables balance of $75.0 million, which the Company may not purchase below. Separately, the Company is obligated to purchase any ExtraCash receivables subject to fraud losses, consistent with its historical fraud-identification practices. As of September 30, 2026, the Company recognized a guarantee liability of $6.1 million and a credit loss liability of $6.4 million, both presented within Other current liabilities on the condensed consolidated balance sheet. The Company is required to maintain a Cash Collateral Account at Coastal tied to the expected credit losses on Coastal-held receivables, which Coastal may apply against the Company’s credit and fraud loss obligations under the program (see Note 2, Significant Accounting Policies).

The roll-forward of the guarantee liability and credit loss liability for the three months ended September 30, 2026 is as follows (in thousands):

	Guarantee Liability	Credit Loss Liability
Balance at July 1, 2026	$3,831	$3,997
Additions	11,062	6,432
Recognized in income, remeasurement or transfers to allowance upon purchase	(8,770)	(3,997)
Balance at September 30, 2026	$6,123	$6,432

The Cash Collateral Account maintained at Coastal was approximately $20.8 million as of September 30, 2026 and is presented within bank partner deposits on the condensed consolidated balance sheet.

The Company purchased ExtraCash receivables from Coastal accounted for as purchased financial assets with credit deterioration ("PCD"). The following table presents the PCD gross-up at the acquisition dates for the nine months ended September 30, 2026 (in thousands):

Purchase of Credit Deteriorated Receivables	Amount
ExtraCash receivables purchased at par	$225,514
Allowance for credit losses at acquisition (transferred from credit loss liability)	(32,376)
Purchase price of ExtraCash receivables, net of an allowance for credit losses	$193,138

The following table is an aging of Member receivables as of September 30, 2026, including ExtraCash receivables originated and retained by Coastal for which the Company bears credit risk under the financial guarantee arrangement, and Dave Flex receivables (in thousands):

Days From Origination	Gross Member Receivables	Allowance for Credit Losses	Member Receivables, Net
1-10	$271,008	$(3,936)	$267,072
11-30	91,191	(13,094)	78,097
31-60	17,319	(10,966)	6,353
61-90	15,171	(11,894)	3,277
91-120	14,059	(11,888)	2,171
Total Member receivables, including Coastal-held ExtraCash receivables	408,748	(51,778)	356,970
Less: Coastal-held ExtraCash receivables[1]	(158,815)	6,432	(152,383)
Total Member receivables, net[2]	$249,933	$(45,346)	$204,587

¹ Represents the outstanding principal of ExtraCash receivables held by Coastal, which is not recognized on the condensed consolidated balance sheet, and the related credit loss liability of $6.4 million, which is presented within other current liabilities. See “Guaranteed ExtraCash Receivables and Off-Balance-Sheet Credit Exposure” above.

² Includes the guarantee obligation receivable of $10.6 million, representing accrued fees owed by Members on Coastal-held ExtraCash receivables, and Dave Flex receivables of $0.9 million, net of an allowance for credit losses of $0.2 million.

The following table is an aging of Member receivables as of December 31, 2025 (in thousands):

Days From Origination	Gross Member Receivables	Allowance for Credit Losses	Member Receivables, Net
1-10	$242,091	$(3,006)	$239,085
11-30	56,897	(8,851)	48,046
31-60	13,093	(7,942)	5,151
61-90	11,893	(8,888)	3,005
91-120	10,974	(8,954)	2,020
Total	$334,948	$(37,641)	$297,307

All Member receivables outstanding as of September 30, 2026 were originated in 2026 and all Member receivables outstanding as of December 31, 2025 were originated in 2025. Of the $93.3 million of gross write-offs for the nine months ended September 30, 2026, $47.7 million related to receivables originated in 2026 and $45.6 million related to receivables originated in 2025.

The roll-forward of the allowance for credit losses is as follows (in thousands):

Opening allowance balance at January 1, 2026	$37,641
Plus: provision for credit losses	91,953
Plus: amounts recovered	15,435
Less: amounts written-off	(93,251)
Ending allowance balance at September 30, 2026, including Coastal-held ExtraCash receivables	$51,778
Less: off-balance sheet allowance (included in other current liabilities)[1]	(6,432)
Ending allowance balance at September 30, 2026, net	$45,346

¹ Represents the credit loss liability presented within other current liabilities related to the outstanding principal of ExtraCash receivables held by Coastal. See “Guaranteed ExtraCash Receivables and Off-Balance-Sheet Credit Exposure” above.

Opening allowance balance at January 1, 2025	$22,703
Plus: provision for credit losses	65,744
Plus: amounts recovered	12,206
Less: amounts written-off	(60,436)
Ending allowance balance at September 30, 2025	$40,217

The provision for credit losses for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025, primarily due to growth in ExtraCash origination volume, from approximately $5.3 billion to approximately $6.9 billion for the nine months ended September 30, 2025 and 2026, respectively. The period-over-period change was also affected by the calendar day on which each period ended, which, given the approximately 12-day average term of ExtraCash receivables, influences the level of receivables outstanding at period end and the related provision. Historical loss rates increased slightly period over period.

Dave Flex Receivables, Net

Dave Flex receivables, net, represent purchased Dave Flex installment receivables, inclusive of deferred fees, less an allowance for credit losses, and are included in Member receivables, net on the Company's condensed consolidated balance sheet. As of September 30, 2026, gross Dave Flex receivables, the related allowance, and Dave Flex receivables, net, were immaterial. The Company will present an aging table and allowance roll-forward once Dave Flex balances warrant separate tabular disclosure.

Note 6 Intangible Assets, Net

The Company’s intangible assets, net consisted of the following (in thousands):

		September 30, 2026			December 31, 2025
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internally developed software	3.0 Years	$36,362	$(21,749)	$14,613	$32,344	$(18,724)	$13,620
Domain name	15.0 Years	121	(77)	44	121	(71)	50
Intangible assets, net		$36,483	$(21,826)	$14,657	$32,465	$(18,795)	$13,670

The future estimated amortization expense as of September 30, 2026, was as follows (in thousands):

	IDS	Domain
2026 (remaining)	$1,366	$2
2027	6,312	8
2028	4,520	8
2029	2,415	8
Thereafter	-	18
Total future amortization	$14,613	$44

Amortization expense for the three and nine months ended September 30, 2026 was $1.6 million and $5.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2025 was $1.7 million and $4.5 million, respectively. No significant impairment charges were recognized related to long-lived assets for the three and nine months ended September 30, 2026 and 2025.

Note 7 Accrued Expenses and Other Current Liabilities

Accrued Expenses

The Company’s accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued professional and program fees	$19,060	$4,696
Accrued compensation	4,193	5,518
Sales taxes payable	1,437	1,314
Accrued charitable contributions	-	1,034
Accrued negative account balances	197	141
Other	300	344
Total	$25,187	$13,047

Accrued professional and program fees consist primarily of amounts owed to third party service providers, including legal, accounting, consulting, and program-related vendors, as well as balance sheet capacity fees payable to Coastal under the amended

Program Agreement for ExtraCash and Dave Flex. Accrued compensation consists primarily of accrued salaries, wages, payroll taxes, bonuses, and employee benefits earned but not yet paid.

Other Current Liabilities

The Company’s other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Credit loss liability	$6,432	$-
Guarantee liability	6,123	-
Forward commitment liability	-	3,617
Deferred transaction costs	3,150	3,150
Excise tax liability on stock repurchases	1,416	69
Other	1,699	1,204
Total	$18,820	$8,040

The stand-ready guarantee obligation and credit loss liabilities primarily relate to ExtraCash receivables originated and retained by Coastal. See Note 5, Member Receivables, Net, for additional information. Forward commitment liability represents the Company's obligation to purchase ExtraCash receivables originated under a bank partner arrangement that have not yet been purchased by the Company as of the balance sheet date. Deferred transaction costs include transaction costs associated with the transactions consummated on January 5, 2022 as contemplated by that certain Agreement and Plan of Merger, dated as of June 7, 2021 among VPC Impact Acquisition Holdings III, Inc. (“VPCC”), Dave Inc., a Delaware corporation and other entities (the “Business Combination"). These transaction costs were also capitalized and included within additional paid-in capital in the condensed consolidated balance sheets.

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

The 2031 Notes were issued on March 9, 2026 in a private offering to qualified institutional buyers under Rule 144A. See Note 13, Fair Value of Financial Instruments, for the estimated fair value of the 2031 Notes.

As of September 30, 2026, none of the conditions permitting holders of the 2031 Notes to convert the 2031 Notes prior to maturity had been met. The 2031 Notes were not convertible at the option of the holders during the third quarter of 2026 and, because the Sale Price Condition was not satisfied for the calendar quarter ended September 30, 2026, will not be convertible at the option of the holders during the fourth quarter of 2026. Accordingly, the 2031 Notes were classified as long-term debt.

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

The carrying amount of the 2031 Notes as of September 30, 2026, was as follows (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
0% Convertible Senior Notes due April 1, 2031	$200,000	$(6,507)	$193,493
Total	$200,000	$(6,507)	$193,493

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

The Capped Call Transactions have an initial strike price of approximately $279.13 per share (corresponding to the initial conversion price of the 2031 Notes) and an initial cap price of $421.34 per share, in each case subject to certain adjustments. The Capped Call Transactions are expected to reduce the potential economic dilution to the Company’s Class A common stock upon any conversion of the 2031 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount, with such reduction and/or offset subject to the cap price. The Capped Call Transactions expire on April 1, 2031. The Capped Call Transactions are excluded from the computation of diluted earnings per share because their effect is antidilutive. See Note 2, Significant Accounting Policies.

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

The issuance costs allocated between the 2031 Notes and the Capped Call Transactions as of September 30, 2026, were as follows (in thousands):

	Allocated to 2031 Notes	Allocated to Capped Call
Total issuance costs incurred	$745	$64
Less: accumulated amortization through September 30, 2026	(81)	-
Unamortized issuance costs, September 30, 2026	$663	$64

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

Note 9 Warrant Liabilities

As of September 30, 2026, there were 11,430,667 warrants (the "Warrants") outstanding, which are listed on The Nasdaq Stock Market LLC under the symbol "DAVEW." In connection with the 1-for-32 reverse stock split effected on January 4, 2023, 32 Warrants are exercisable for one share of Class A common stock at an aggregate exercise price of $368.00 per share, based on an original exercise price of $11.50 per share. Warrants may only be exercised for a whole number of shares, and only whole Warrants trade. The Warrants expire on January 5, 2027, five years after the completion of the Business Combination, or earlier upon redemption or liquidation. A portion of the Warrants were issued as private placement warrants, which were identical to the public warrants, except that the private placement warrants were non-redeemable so long as they were held by VPC Impact Acquisition Holdings Sponsor III, LLC, which was the sponsor of VPCC and an affiliate of certain of VPCC’s officers and directors prior to the Business Combination, (the “Sponsor”) or its permitted transferees. The private warrants are no longer held by the Sponsor or its permitted transferees, and as such, are exercisable by such holders on the same basis as the public warrants.

The Warrants are exercisable provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has filed a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants. If the Company's Class A common stock is, at the time of any exercise of a Warrant, not listed on a national securities exchange such that it satisfies the definition of a "covered security" under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders who exercise their Warrants to do so on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act. If the Company so elects, it will not be required to file or maintain in effect a registration statement; if it does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $576.00:

The Company may redeem the outstanding Warrants for cash:

•
in whole and not in part;
•
at a price of $0.01 per Warrant;
•
upon a minimum of 30 days' prior written notice of redemption; and
•
if, and only if, the closing price of Class A common stock equals or exceeds $576.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares is available throughout the 30-day redemption period.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $320.00:

The Company may redeem the outstanding Warrants:

•
in whole and not in part;
•
at $0.10 per Warrant upon a minimum of 30 days' prior written notice of redemption, provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of the Class A common stock, as defined in the warrant agreement; and
•
if, and only if, the closing price of Class A common stock equals or exceeds $320.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a "cashless basis," as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances, including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuances of Class A common stock at a price below their exercise price. In no event will the Company be required to net cash settle the Warrants.

The Warrants meet the definition of a derivative under ASC 815, Derivatives and Hedging, and, due to certain settlement provisions in the warrant agreement, do not qualify for equity classification under ASC 815-40. Accordingly, the Warrants are recorded as liabilities at fair value and remeasured at each reporting date, with changes in fair value recognized within changes in fair value of warrant liabilities in the condensed consolidated statements of operations. See Note 13, Fair Value of Financial Instruments.

In connection with entering into the Debt Facility in 2021, the Company issued warrants to the lenders under the Debt Facility (the "Lenders") as a loan commitment fee. Immediately prior to the closing of the Business Combination, all vested Lender warrants were exercised and net settled for 14,087 shares of Class A common stock, and no Lender warrants remain outstanding.

Note 10 Debt Facility

In January 2021, Dave OD Funding I, LLC (“Borrower”) entered into a delayed draw senior secured loan facility (the “Debt Facility”) with Victory Park Management, LLC (“Agent”), and allowed the Borrower to draw up to $100 million from the Lenders. The Debt Facility had an interest rate of 6.95% annually plus a base rate defined as the greater of the three-month London interbank offered rate ("LIBOR") as of the last business day of each calendar month and 2.55%. Interest is payable monthly in arrears. The Debt Facility contained certain financial covenants, including a requirement to maintain minimum cash, cash equivalents, or marketable securities.

On September 13, 2023, the Company executed a Third Amendment to the Debt Facility with the existing lenders. The Third Amendment, among other things, (i) increased the total commitment from $100.0 million to $150.0 million, (ii) extended the maturity date from January 2025 to December 2026, (iii) introduced a liquidity trigger threshold based on trailing EBITDA, (iv) increased the minimum liquidity requirement from $8.0 million to $15.0 million, (v) replaced LIBOR with the secured overnight financing rate (“SOFR”) and updated the interest rate to a base rate equal to the greater of three-month Term SOFR and 3.00%, plus 5.00% per annum on the portion of the outstanding principal balance less than or equal to $75.0 million and the base rate plus 4.50% per annum on any outstanding principal balance in excess of $75.0 million, (vi) revised prepayment premiums for certain early or voluntary repayments, and (vii) terminated the Company’s limited guaranty of up to $25.0 million of the Borrower’s obligations, which had been secured by a first-priority lien on substantially all of the Company’s assets.

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

On October 18, 2024, the Company executed the Fourth Amendment to the Debt Facility with the existing Lenders to expand the Company's borrowing capacity. The amendment also updates interest rates to the sum of the base rate plus 5.00% per annum on the aggregate outstanding principal balance and updates prepayment premiums for early or voluntary principal repayments, among other administrative terms. The Fourth Amendment was accounted for as a debt modification and, accordingly, the Company incurred $0.03 million in associated costs which were recognized within the condensed consolidated statements of operations ratably through the repayment of the Debt Facility in October 2026, and no gain or loss was recognized. As of June 30, 2025, the Company was not in compliance with a specific debt covenant under its existing Debt Facility. In particular, a breach existed relating to the Minimum Receivable Loan-to-Value ("LTV Ratio"), which exceeded the allowable limits set forth in the covenant. The Agent, on behalf of the Lenders, provided a one-time limited waiver of this covenant, effective from October 18, 2024 until June 30, 2025. This waiver is solely for that period and for addressing this specific breach, and does not constitute a waiver of any default or event of default under the Debt Facility. On July 14, 2025, the Company entered into the Fifth Amendment to the Financing Agreement, which, among other updates, removed the LTV ratio covenant from the agreement entirely. The Fifth Amendment also implemented additional reporting requirements and enhanced cash management provisions to strengthen the Company's covenant structure and operational oversight under the facility.

As of September 30, 2026 and December 31, 2025, the Company had $75.0 million outstanding under the Debt Facility and had made no principal repayments. As of September 30, 2026, the Company was in compliance with all covenants under the Debt Facility.

On October 8, 2026, the Company repaid the $75.0 million of outstanding principal in full, together with accrued interest, and terminated the Debt Facility. See Note 20, Subsequent Events.

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

On August 21, 2024, the FTC staff sent the Company a proposed consent order and draft complaint, alleging that the Company had violated Section 5(a) of the Federal Trade Commission Act ("FTC Act") which prohibits "unfair or deceptive acts or practices in or affecting commerce" and certain provisions of the Restore Online Shoppers’ Confidence Act related to the Company’s platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of a Complaint if the Company did not settle the FTC’s claims. The Company engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against the Company. The Complaint sought a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” The FTC then referred the case to the Department of Justice (the “DOJ”), and on December 30, 2024, the DOJ filed an amended civil complaint in the United States District Court for the Central District of California, naming the Company and its Chief Executive Officer, Jason Wilk, as defendants (the "Amended Complaint").

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

2. Michael Russell et al. v. Dave, Inc. and Evolve Bank & Trust (filed April 1, 2025 in the Superior Court of California for Los Angeles County, California)

On April 1, 2025, a putative class action was filed by Michael Russell and other named plaintiffs (the "Russell Plaintiffs") against the Company in the Superior Court of California for Los Angeles County, California, alleging that the Company’s practices violate the Military Lending Act (“MLA”) and Truth in Lending Act (“TILA”). The Russell Plaintiffs are seeking injunctive relief, civil penalties, monetary relief and other relief. On May 5, 2025, the Company removed the case to the United States District Court for the Central District of California. On June 11, 2025, the Company filed a motion to dismiss or to compel arbitration. On July 2, 2025, rather than oppose the motion, the Russell Plaintiffs filed an amended complaint (the “Russell Amended Complaint”) which added a claim under the Georgia Payday Loan Act. On July 29, 2025, the Company renewed its motion to dismiss or to compel arbitration. The hearing on the Company's motion to dismiss or to compel arbitration was held on December 8, 2025. On December 12, 2025, the Court denied the Company's motion to dismiss as well as its motion to compel arbitration. On December 26, 2025, the Company filed a notice of appeal with the Ninth Circuit Court of Appeals, and the District Court stayed the proceedings pending the outcome of the appeal. On April 13, 2026, the Company filed its brief with the Ninth Circuit Court of Appeals, and the appeal was fully briefed as of July 2, 2026. Oral argument is scheduled for November 16, 2026.

3. Mayor and City Council of Baltimore v. Dave, Inc. (filed December 30, 2025 in the Circuit Court for Baltimore City, Maryland)

On December 30, 2025, the Mayor and City Council of Baltimore (“City of Baltimore”) filed a complaint against the Company in the Circuit Court for Baltimore City, Maryland, alleging violations of the Baltimore City Consumer Protection Ordinance through unfair and deceptive trade practices related to the Company’s ExtraCash product. The City of Baltimore is seeking injunctive relief, civil penalties, monetary relief and other relief. On January 29, 2026, the Company removed the action to the United States District Court for the District of Maryland. On March 2, 2026, the City of Baltimore filed a motion to remand, which was fully briefed as of April 22, 2026. On August 18, 2026, the court entered an order denying the City of Baltimore’s motion to remand. On October 8, 2026, the Company filed a motion to dismiss the complaint. The City of Baltimore’s response is due on or before November 3, 2026.

4. Commonwealth of Pennsylvania by and through Montgomery County District Attorney v. Dave, Inc. (filed September 28, 2026 in the Court of Common Pleas of Montgomery County, Pennsylvania)

On September 28, 2026, the Montgomery County District Attorney, on behalf of the Commonwealth of Pennsylvania (“Montgomery County”), filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania, alleging violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law through unfair and deceptive trade practices related to the Company’s ExtraCash product. Montgomery County is seeking injunctive relief, civil penalties, monetary relief, and other relief.

Litigation Accrual

The Company records an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2026, the Company has recorded an aggregate accrual for legal contingencies that are probable and reasonably estimable of $10.0 million. Significant changes in the accrual may be required in future periods as these or other cases progress and additional information becomes available. At this time, the Company is unable to reasonably predict the possible outcome of the matters described above due to, among other things, the fact that they raise difficult factual and legal issues and are subject to many uncertainties and complexities. There can be no assurance that the Company will be successful in these or other matters, and the Company may incur a loss in excess of the amount accrued. The defense or resolution of these or other matters could involve significant monetary costs and have a material impact on the Company’s business, financial results and operations.

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

All leases were classified as operating and operating lease expenses are presented within other operating expenses in the condensed consolidated statements of operations. The Company does not have any finance leases or sublease arrangements where the Company is the sublessor. The Company’s leasing activities are as follows (in thousands):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Operating lease cost	$303	$261
Total lease cost	$303	$261

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Other information:
Cash paid for operating leases	$303	$289
Weighted-average remaining lease term - operating lease	1.47	2.35
Weighted-average discount rate - operating lease	10%	10%

The future minimum lease payments as of September 30, 2026, were as follows (in thousands):

Year	Related-Party Commitment
2026	$101
2027	83
2028	71
Total minimum lease payments	$255
Less: imputed interest	(17)
Total lease liabilities	$238

Note 13 Fair Value of Financial Instruments

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3) (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Investments	$43,346	$-	$-	$43,346
Total assets	$43,346	$-	$-	$43,346
Liabilities
Warrant liabilities	$11,202	$-	$-	$11,202
Earnout liabilities	-	-	3,866	3,866
Total liabilities	$11,202	$-	$3,866	$15,068

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Investments	$-	$40,788	$-	$40,788
Total assets	$-	$40,788	$-	$40,788
Liabilities
Warrant liabilities	$6,217	$-	$5,579	$11,796
Earnout liabilities	$-	$-	4,281	4,281
Total liabilities	$6,217	$-	$9,860	$16,077

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025.

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

Investments:

The following describes the valuation techniques used by the Company to measure the fair value of investments held as of September 30, 2026 and December 31, 2025.

U.S. Government Securities

The fair value of U.S. government securities is based on quoted prices in active markets for identical securities. U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Warrants:

The Warrants described in Note 9, Warrant Liabilities, are classified as liabilities and measured at fair value on a recurring basis using the quoted market price of the warrants on The Nasdaq Stock Market LLC under the symbol "DAVEW," a Level 1 input, with changes in fair value recognized in earnings at each reporting date. The gain related to the change in fair value of the warrant liabilities for the three and nine months ended September 30, 2026 was $17.9 million and $0.6 million, respectively. The gain/(loss) related to the change in fair value of the warrant liabilities for the three and nine months ended September 30, 2025 was $9.2 million and ($11.7) million, respectively. These amounts are presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 1 warrant liabilities is as follows (in thousands):

Opening value at January 1, 2025	$1,016
Change in fair value during the period	5,201
Ending value at December 31, 2025	6,217
Transfer of private warrants from level 3	13,834
Warrants exercised	(40)
Change in fair value during the period	(8,809)
Ending value at September 30, 2026	$11,202

A roll-forward of the Level 3 warrant liabilities is as follows (in thousands):

Opening value at January 1, 2025	$916
Change in fair value during the period	4,663
Ending value at December 31, 2025	5,579
Change in fair value during the period	8,255
Transfer of private warrants to level 1	(13,834)
Ending value at September 30, 2026	$-

See Note 9, Warrant Liabilities for further information.

Earnout Shares Liabilities:

As part of the recapitalization and business combination in January 2022, 49,563 shares of Class A common stock held by founders of VPCC are subject to forfeiture if the vesting condition is not met over the five-year term following the Closing Date (“Founder Holder Earnout Shares”). These Founder Holder Earnout Shares were initially recorded as a liability at fair value and subsequently recorded at fair value at each reporting period, with changes in fair value reflected in earnings. The gain related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three and nine months ended September 30, 2026 was $8.5 million and $0.4 million, respectively. The gain/(loss) related to the change in fair value of the Founder Holder Earnout Shares liabilities for the three and nine months ended September 30, 2025 was $4.8 million and ($2.7) million, respectively, which are presented within changes in fair value of earnout liabilities in the condensed consolidated statements of operations.

A roll-forward of the Level 3 Founder Holder Earnout Shares liabilities is as follows (in thousands):

Opening value at January 1, 2025	$996
Change in fair value during the period	3,285
Ending value at December 31, 2025	4,281
Change in fair value during the period	(415)
Ending value at September 30, 2026	$3,866

The Company used a Monte Carlo Simulation Method to determine the fair value of the Founder Holder Earnout Shares liability. The following table presents the assumptions used to value the Founder Holder Earnout Shares liability for the period ended September 30, 2026:

Share price hurdles	$400-$480
Expected volatility	58.7%
Risk-free interest rate	4.20%
Remaining term	0.27
Dividend yield	0%

Convertible Notes

The 2031 Notes are carried at amortized cost, net of unamortized debt discount and issuance costs, and are not remeasured at fair value on a recurring basis. The 2031 Notes were issued on March 9, 2026 in a private offering to qualified institutional buyers under Rule 144A. The estimated fair value of the 2031 Notes was approximately $270.8 million as of September 30, 2026, classified within Level 2 of the fair value hierarchy and determined based on quoted prices for the Notes in markets that are not active. The 2031 Notes had a net carrying amount of $193.5 million as of September 30, 2026. The Company did not elect the fair value option under ASC 825 for the 2031 Notes.

As of December 31, 2025, the Company did not have any convertible notes outstanding.

There were no other assets or liabilities that were required to be measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

Note 14 Stockholders’ Equity

Preferred Stock

As of September 30, 2026, no shares of preferred stock were outstanding.

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

Class A and Class V Common Stock

The Company’s Board of Directors has authorized two classes of common stock, Class A common stock and Class V common stock. The Company had authorized 500,000,000 and 100,000,000 shares of Class A common stock and Class V common stock, respectively. Shares of Class V common stock have 10 votes per share, while shares of Class A common stock have one vote per share. The holders of shares of Class A common stock and Class V common stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the Company’s stockholders. Shares of Class V common stock are convertible into shares of Class A common stock on a one-to-one basis at the option of the holders of Class V common stock at any time upon written notice to the Company. As of September 30, 2026, the Company had 12,813,349 and 1,314,082 shares of Class A common stock and Class V common stock issued, respectively. As of September 30, 2026, the Company had 11,478,984 and 1,314,082 shares of Class A common stock and Class V common stock outstanding, respectively.

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

During the quarter ended September 30, 2026, the Company satisfied employee tax withholding obligations upon the vesting of restricted stock units using a net share settlement method. Accordingly, the Company used approximately $14.3 million in cash during the quarter to fund these tax payments on the employees’ behalf, which resulted in 38,372 shares not issued to employees.

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

Capped Call Transactions

In connection with the issuance of the 2031 Notes in March 2026, the Company entered into the Capped Call Transactions described in Note 8, Convertible Notes. The Capped Call Transactions qualify for equity classification under ASC 815-40 and are not remeasured in subsequent periods. During the first quarter of 2026, the Company recorded a reduction to additional paid-in capital of approximately $17.4 million, consisting of $17.3 million of premiums paid and approximately $0.1 million of issuance costs allocated under the relative fair value method.

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

The Company recognized $22.0 million and $45.5 million of stock-based compensation expense arising from stock options, restricted stock unit grants and performance-based restricted stock unit grants which is recorded as a component of compensation and benefits in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. The Company recognized $7.2 million and $23.0 million of stock-based compensation expense arising from stock option and restricted stock unit grants for the three and nine months ended September 30, 2025, respectively.

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

Activity with respect to stock options is summarized as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2026	448,172	$19.35	4.9	$90,558
Exercised	(22,434)	$4.45
Forfeited	-	$-
Expired	-	$-
Options outstanding, September 30, 2026	425,738	$20.13	4.2	$128,308
Nonvested options, September 30, 2026	179,001	$23.16	4.4	$53,406
Vested and exercisable, September 30, 2026	246,737	$17.94	4.0	$74,902

At September 30, 2026, total estimated unrecognized stock-based compensation cost related to unvested stock options prior to that date was $0.5 million, which is expected to be recognized over a weighted-average remaining period of 1.7 years.

On March 3, 2021, the Company granted the Chief Executive Officer stock options to purchase up to 358,001 shares of Common Stock in nine tranches. Each of the nine tranches contain service, market and performance conditions. The market conditions relate to the achievement of certain specified price targets. Vesting commences on the grant date; however, no compensation charges are recognized until the service and performance condition are probable, which is upon the completion of a liquidity event, the achievement of specified price targets for each tranche of shares, and continuous employment. Upon the completion of the Business Combination, the performance condition was met and the Company recorded a cumulative stock-based compensation expense of $1.9 million. The options have a strike price of $23.16 per share. The Company determined the fair value of the options on the grant date to be $10.5 million using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free interest rate, and volatility. The derived service periods determined by the valuation for each of the nine tranches range from approximately 3 years to approximately 7 years. Each tranche will be expensed monthly over the derived service period unless vesting conditions for a particular tranche are met, at which point all remaining compensation charges related to that particular tranche will be expensed in the period in which the vesting conditions were met. As of the quarter ended September 30, 2026, three price target milestones were achieved and 179,000 stock options were considered vested.

The following table presents the key inputs and assumptions used to value the options granted to the Chief Executive Officer on the grant date:

Remaining term	10.0 years
Risk-free interest rate	1.50%
Expected dividend yield	0.00%
Expected volatility	40.0%

Restricted Stock Units:

Activity with respect to RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2026	722,600	$51.98
Granted	192,713	$243.77
Vested and Released	(307,113)	$49.43
Forfeited	(50,030)	$69.60
Outstanding shares at September 30, 2026	558,170	$118.02

At September 30, 2026, total estimated unrecognized stock-based compensation cost related to nonvested RSUs was approximately $62.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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

For certain performance-based RSUs granted during 2026, the Company added an additional modifier for a market-based vesting condition subject to a three-year relative total shareholder return metrics measured against a designated benchmark index. The performance-based RSUs subject to the market-based vesting condition are valued using a Monte Carlo simulation. Compensation cost is recognized when the Company concludes it is probable that the performance conditions will be satisfied, regardless of whether the market condition is achieved, over the requisite service period, provided that the requisite service has been provided.

Activity with respect to Performance-Based RSUs is summarized as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding shares at January 1, 2026	291,512	$68.62
Granted	320,662	$234.31
Vested and Released	-	$-
Forfeited	-	$-
Outstanding shares at September 30, 2026	612,174	$155.41

At September 30, 2026, total estimated unrecognized stock-based compensation cost related to nonvested performance-based RSUs was approximately $47.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Note 16 Related-Party Transactions

Leasing Arrangements

During the three and nine months ended September 30, 2026, the Company paid $0.1 million and $0.3 million, respectively, under lease agreements with PCJW, which is controlled by the Company's founders (including the Company's current CEO), for general office space in Los Angeles, California.

The following is a schedule of future minimum rental payments as of September 30, 2026 under Company’s sublease for the properties located in Los Angeles, California, signed with PCJW (in thousands):

Year	Related-Party Commitment
2026	$101
2027	83
2028	71
Total minimum lease payments	$255
Less: imputed interest	(17)
Total lease liabilities	$238

The related-party components of the lease right-of-use assets, lease liabilities, short-term, and lease liabilities, long-term are presented as part of the right-of-use asset and lease liability on the condensed consolidated balance sheets.

Debt Facility

Brendan Carroll, a Senior Partner at Victory Park Capital Advisors, LLC ("VPC"), joined the board of directors of the Company upon closing of the Business Combination. Interest expense related to the Debt Facility totaled $1.7 million and $5.0 million for the three and nine months ended September 30, 2026 and $1.8 million and $5.3 million for the three and nine months ended September 30, 2025, respectively. For more information about the Debt Facility, refer to Note 10, Debt Facility. The Debt Facility was repaid in full in October 2026. See Note 20, Subsequent Events.

Legal Services

The law firm of Mitchell Sandler PLLC, of which the Company's former director Andrea Mitchell is a partner, provided legal services to the Company, which totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2026 and $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively. Ms. Mitchell did not stand for re-election at the Company's 2026 Annual Meeting of Stockholders, and her term as a director expired on June 2, 2026.

Note 17 401(k) Savings Plan

The Company maintains a 401(k) savings plan for the benefit of its employees. Employees can defer up to 90% of their compensation subject to fixed annual limits. All current employees are eligible to participate in the 401(k) savings plan. Beginning January 2021, the Company began matching contributions to the 401(k) savings plan equal to 100% of the first 4% of wages deferred by each participating employee. The Company incurred expenses for employer matching contributions of $0.5 million and $1.7 million for the three and nine months ended September 30, 2026, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2025, respectively.

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

The Company’s operations, all of which are located in the United States, collectively support this single-segment structure. The Company's products and services, including ExtraCash, Dave Flex, and its other banking and card products, are managed and evaluated on a consolidated basis within this single segment. The launch of Dave Flex in April 2026 and the amended Coastal ExtraCash arrangement effective June 1, 2026 did not change this conclusion; the CODM does not review discrete financial results by product and continues to allocate resources based on consolidated performance. No Member individually contributed to 10% or more of the Company’s revenues for the three and nine months ended September 30, 2026 and 2025.

For further information regarding the Company’s products, services, and the accounting policies applied to its reportable segment, refer to Note 2, Significant Accounting Policies.

The key performance measure used by the CODM to make key operating decisions is consolidated net income, as reported in the condensed consolidated statement of operations. This measure is used to assess overall financial performance, identify areas for operation improvement, resource allocation and the allocation of budget between the provision for credit losses, processing and servicing costs, advertising and activation costs, compensation and benefits and other operating expenses. This measure helps to ensure alignment with the Company’s long-term financial objectives and supports consistent evaluation across all business activities.

The segment assets and liabilities reviewed by the CODM are those reported on the Company’s consolidated balance sheets, with particular focus on available liquidity, including cash, cash equivalents, investments, restricted cash, and Member receivables, offset by current liabilities and outstanding debt.

The following table presents selected financial information with respect to the Company’s single operating and reportable segment for the three and nine months ended September 30, 2026 and 2025, respectively:

Dave Inc. Condensed Consolidated Statements of Operations (in thousands) (unaudited)
	For The Three Months Ended		For The Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating revenues:
Service based revenue, net	$186,349	$139,229	$493,983	$358,673
Transaction based revenue, net	11,355	11,496	32,928	31,788
Total operating revenues, net	197,704	150,725	526,911	390,461
Operating expenses:
Provision for credit losses	36,549	29,846	91,953	65,744
Processing and servicing costs	12,832	9,404	32,691	23,561
Financial network and transaction costs	10,383	7,378	26,102	21,644
Advertising and activation costs	27,959	18,911	62,577	46,297
Employee salaries and bonuses	17,622	14,887	48,745	45,307
Capitalized compensation costs	(2,069)	(1,703)	(6,062)	(4,805)
Stock-based compensation	22,013	7,209	45,464	23,011
Temporary labor and contractors	2,355	1,722	6,477	4,569
Other compensation, benefits and payroll taxes	3,375	2,727	12,001	10,441
Technology and infrastructure	4,487	3,192	11,733	8,812
Other operating expenses	14,181	11,254	35,406	23,751
Total operating expenses	149,687	104,827	367,087	268,332
Other (income) expenses:
Interest income	(2,196)	(294)	(4,348)	(1,313)
Interest expense	2,062	1,789	5,811	5,324
Changes in fair value of earnout liabilities	(8,467)	(4,841)	(415)	2,655
Changes in fair value of warrant liabilities	(17,881)	(9,186)	(554)	11,657
Total other (income) expense, net	(26,482)	(12,532)	494	18,323
Net income before provision for income taxes	74,499	58,430	159,330	103,806
Provision (benefit) for income taxes	10,712	(33,642)	30,920	(26,118)
Net income	$63,787	$92,072	$128,410	$129,924

Other operating expenses primarily include legal fees and settlements, professional fees, including consulting and accounting fees and costs related to other strategic financing activities, depreciation and amortization of property and equipment and internally developed software, insurance, sales tax and other non-income taxes, charitable contributions, travel and entertainment, office and occupancy costs, licenses, dues and fees, and other general and administrative costs. These costs generally reflect the Company's investments in infrastructure, business development, risk management, and administrative operations, and may vary period to period based on operational needs, legal matters and strategic initiatives.

Significant noncash items that impact net income include provision for credit losses (see Note 5, Member Receivables, Net), stock-based compensation (see Note 15, Stock-Based Compensation), depreciation and amortization expense (see Note 6, Intangible Assets, Net), non-cash interest expense related to the amortization of debt issuance costs on the 2031 Notes (see Note 8, Convertible Notes), and changes in fair value of earnout liabilities and warrant liabilities (see Note 13, Fair Value of Financial Instruments).

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

During the nine months ended September 30, 2026, the Company repurchased 1,010,312 shares for approximately $211.9 million under the Repurchase Program, consisting of (i) 334,600 shares repurchased on March 9, 2026 in privately negotiated transactions through J.P. Morgan Securities LLC, as agent, at $210.67 per share for approximately $70.5 million, funded from the net proceeds of the 2031 Notes offering (see Note 8, Convertible Notes), and (ii) 675,712 shares repurchased in open market transactions for approximately $141.4 million, funded from general corporate funds. During the three months ended September 30, 2026, the Company repurchased 18,080 shares for approximately $6.0 million under the Repurchase Program.

All repurchased shares are recorded as treasury shares at cost within stockholders’ equity. No treasury shares were retired or reissued during the nine months ended September 30, 2026. As of September 30, 2026, approximately $88.1 million remained available under the Repurchase Program. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain share repurchases. During the nine months ended September 30, 2026 and 2025, the excise tax on net share repurchases was approximately $1.4 million and $0.3 million, respectively, and is included in the carrying value of treasury shares on the condensed consolidated balance sheet.

Note 20 Subsequent Events

Subsequent events are events or transactions that occur after the condensed consolidated balance sheet date, but before the condensed consolidated financial statements are issued. The Company recognizes in the condensed consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the condensed consolidated balance sheet, including the estimates inherent in the process of preparing the condensed consolidated financial statements. The Company’s condensed consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the condensed consolidated balance sheet but arose after the condensed consolidated balance sheet date and before the condensed consolidated financial statements were issued.

The Company evaluated events and transactions occurring subsequent to September 30, 2026 through the date the condensed consolidated financial statements were filed with the SEC. Based on this review, management determined that no subsequent events occurred that require adjustment to or disclosure in these condensed consolidated financial statements other than the non-recognized subsequent events described below.

On October 8, 2026, the Company repaid in full the $75.0 million of outstanding principal under its Debt Facility, together with accrued interest, using cash on hand, and terminated the Debt Facility.

On November 3, 2026, Dave Operating LLC entered into a Second Amendment to the Program Agreement, dated February 27, 2025, as amended, with Coastal Community Bank. This Second Amendment revised and replaced certain provisions of the Program Agreement related to certain receivables associated with the program. Pursuant to the Second Amendment, ExtraCash receivables in an amount up to $325 million, and credit card receivables in an amount up to $25 million, will be maintained on the balance sheet of Coastal. The Second Amendment did not modify the periods of time that receivables are maintained on the balance sheet of Coastal before being sold to the Company. The Second Amendment also amends the descriptions of the program’s accounts, features and services to account for new product features.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of Dave’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes related thereto which are included in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Annual Report”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and this Quarterly Report on Form 10-Q.

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

Since inception, over 22 million Members have signed up for the Dave app, with nearly 16 million having used at least one of our products. We have provided Members with over $29 billion in ExtraCash, offering critical liquidity when they need it most, and have donated over $25 million to charity and important causes.

Members value our products, as demonstrated by more than 900,000 App Store reviews with an average 4.8-star rating. Dave has earned multiple Best Place to Work recognitions from Built In over the past several years, reflecting our ongoing investment in becoming an exceptional workplace.

Market Opportunity

According to the Financial Health Network’s 2026 Financial Health Pulse, approximately 69% of U.S. households are classified as financially “coping” or “vulnerable,” and the share of financially vulnerable households rose to 17% in 2026, an increase of 2% since 2025. According to PYMNTS, approximately two-thirds of U.S. adults were living paycheck to paycheck as of 2026. The financially vulnerable and coping populations pay approximately $35 billion annually in basic checking fees and over $225 billion in annual fees and interest for short-term credit, according to Financial Health Network research. We estimate our total addressable market to be the approximately 180 million to 190 million U.S. adults who are financially coping or vulnerable or who live paycheck to paycheck, and who are underserved by traditional banking and credit products.

We believe these high costs reflect the cost structure of incumbents. Legacy institutions with brick-and-mortar networks, antiquated technology, and inefficient customer acquisition strategies have significant costs to serve, which they pass on to customers. By leveraging technology and AI, we have significantly reduced our cost to serve, enabling us to provide banking and credit products at lower costs with a stronger value proposition.

Key Factors Affecting Operating Results

Our future operating results and cash flows depend on Member growth and activity, product expansion, competition, industry trends, and general economic conditions.

Member Acquisition and Engagement

Revenue growth depends on efficiently acquiring new Members and driving product cross-sell. During the three months ended September 30, 2026, customer acquisition cost was approximately $22, up 14% compared to the prior-year period while payback periods remained under four months. We direct acquisition spend toward the highest-return opportunities to preserve efficient unit economics as we scale.

Average revenue per user ("ARPU"), which we calculate as total operating revenues, net divided by average Monthly Transacting Members for the period, annualized, continued to expand year over year in the third quarter of 2026, driven primarily by ExtraCash volume and the adoption of Dave Checking by Members. Dave Debit Card actives generate approximately 1.6 times the monthly ARPU relative to non-card users and 10 times the average monthly transaction volume, indicating materially higher engagement and lifetime value. Dave Debit Card spend was $533 million in the third quarter of 2026, a 5% increase year over year. Our mid-2025 subscription fee increase from $1 to $3 for new Members improved customer lifetime value without materially affecting conversion or retention. Subscription revenue grew 74% during the three months ended September 30, 2026, over the three months ended September 30, 2025.

Credit Performance

ExtraCash profitability depends on approving creditworthy Members while maintaining disciplined delinquency and write-off rates. In September 2025, we deployed CashAI v5.5, which nearly doubled the feature set of prior versions and delivered improved risk ranking, higher average approval amounts, and lower delinquency rates. CashAI has leveraged insights from over 230 million ExtraCash originations, a proprietary cash flow dataset that we believe provides a structural advantage in real-time credit decisioning. The short average term of ExtraCash (approximately 12 days) creates rapid feedback loops, enabling iterative model refinement. During the third quarter of 2026, we continued to deploy CashAI v6.0, our latest underwriting model, and by the end of the third quarter of 2026 it had been deployed across all ExtraCash originations.

Economic conditions, particularly unemployment and consumer spending, materially influence Members' settlement capacity. Our real-time underwriting continuously evaluates transaction-level data to detect changes in income, spending, and employment. However, severe economic deterioration could materially increase delinquencies and write-offs despite model refinements.

Funding and Interest Rate Sensitivity

Historically, borrowings under our variable-rate delayed draw senior secured loan facility (the “Debt Facility”) funded a portion of ExtraCash receivables until we repaid the facility in full in October 2026. Following the amended Program Agreement with Coastal, our funding costs consist primarily of the balance sheet capacity fee paid to Coastal, which is based on a variable rate tied to the federal funds rate and is included in financial network and transaction costs.

During the first quarter of 2025, we entered into the Program Agreement with Coastal under which Coastal issues and maintains deposit accounts and sponsors access to debit and ACH networks. Since the fourth quarter of 2025, all new Members have been onboarded to Coastal, and we expect the transition of existing Members to be substantially completed in early 2027. Effective June 1, 2026, under the amended Program Agreement with Coastal, ExtraCash receivables are originated and retained on Coastal's balance sheet, reducing our direct funding obligations for those receivables, and we hold a commitment to purchase, and provide a financial guarantee with respect to, those receivables. Coastal earns a fee equal to a variable rate based on the federal funds rate plus a margin on both ExtraCash and Dave Flex receivables balances while such receivables remain on its balance sheet, and we maintain cash collateral with Coastal (the “Cash Collateral Account”) that Coastal may apply against our credit and fraud loss obligations under the program.

Higher interest rates create dual impacts: increased funding costs reduce gross margins, while elevated rates may increase Member demand for supplemental liquidity but simultaneously reduce settlement capacity. We actively manage funding costs through our bank partner relationships.

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

Recent and proposed changes in U.S. trade policy, including tariffs and related measures, together with associated legal and regulatory developments, including recent judicial decisions addressing the scope and validity of certain tariff measures, may contribute to higher consumer prices and inflationary pressure. While we do not import goods and have no direct tariff exposure, and have not paid tariffs for which a refund would be recoverable, such conditions could reduce our Members' discretionary income and ability to repay outstanding ExtraCash amounts, which could increase our provision for credit losses and affect demand for our products. We continue to monitor these developments; as of September 30, 2026, we had not identified a material direct impact on our results of operations or financial condition from these factors.

Regulatory Environment

We operate in a complex and evolving regulatory environment. Regulatory developments and increased supervisory scrutiny of bank-fintech partnerships could result in changes to our product structures, increased compliance costs, or new operational requirements. See Note 11, Commitments and Contingencies. We continue to monitor these developments. See "Item 1. Business—Regulatory Environment" and "Item 1A. Risk Factors" in our Annual Report and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for additional discussion.

Recent Developments

On October 8, 2026, we repaid in full the $75.0 million of outstanding principal under our Debt Facility, together with accrued interest, using cash on hand, and terminated the Debt Facility. See Note 20, Subsequent Events, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On November 3, 2026, Dave Operating LLC entered into a Second Amendment to the Program Agreement, dated February 27, 2025, as amended, with Coastal Community Bank. Pursuant to the Second Amendment, ExtraCash receivables in an amount up to $325 million, and credit card receivables in an amount up to $25 million, will be maintained on the balance sheet of Coastal. The Second Amendment did not modify the periods of time that receivables are maintained on the balance sheet of Coastal before being sold to the Company. See Note 20, Subsequent Events.

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

Operating Revenues

Service based revenue, net

Service based revenue, net primarily consists of overdraft service fees and subscriptions charged to Members, net of processor-related costs associated with ExtraCash disbursements, and also includes lead generation fees from our Side Hustle advertising partners and, through the first quarter of 2026, revenue share from our Surveys partner. Prior to February 2025, service based revenue, net also included optional tips and optional processing fees, which we discontinued in February 2025. We also earn installment and monthly participation fees on Dave Flex, which were immaterial for the periods presented.

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

Operating Expenses

We classify our operating expenses into the following seven categories:

Provision for credit losses

The provision for credit losses reflects the amount required to maintain an allowance for credit losses at a level that represents lifetime expected credit losses on outstanding ExtraCash receivables, including outstanding processing and overdraft service fees, as well as expected credit losses on purchased Dave Flex receivables and, beginning June 1, 2026, changes in the credit loss liability for guaranteed ExtraCash receivables held by Coastal. We estimate the allowance using historical loss and collections experience and consider, as relevant, the nature and volume of the portfolio, economic conditions, collection trends and cash collections received after the balance sheet date. ExtraCash receivables that are determined to be uncollectible, or that remain outstanding 120 days after origination, are written off against the allowance, and subsequent recoveries are recorded as a recovery of the allowance when received.

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

Financial network and transaction costs

Financial network and transaction costs primarily consist of program management fees, card network association fees, payment processing costs, losses related to Member-disputed transactions, bank card fees, balance sheet capacity fees paid to Coastal, and fraud-related losses.

Advertising and activation costs

Advertising and activation expenses primarily consist of fees paid to our advertising and marketing platform partners for online, social media, and television campaigns, as well as promotional partnerships. These expenses also include activation-related costs, such as physical debit card costs, identity verification (KYC) and other third-party fees (e.g., Plaid) incurred to onboard new Members to our platform. Advertising and activation costs are expensed as incurred, even though they may provide benefits over an extended period.

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

Other Operating Expenses

Other operating expenses primarily include legal fees and settlements, professional fees, including consulting and accounting fees and costs related to other strategic financing activities, depreciation and amortization of property and equipment and internally developed software, insurance, sales tax and other non-income taxes, charitable contributions, travel and entertainment, office and occupancy costs, licenses, dues and fees, and other general and administrative costs. These costs generally reflect our investments in infrastructure, business development, risk management, and administrative operations, and may vary period to period based on operational needs, legal matters and strategic initiatives.

Other (Income) Expenses

Other (income) expenses consist of interest income, interest expense, changes in fair value of earnout liabilities and changes in fair value of warrant liabilities.

Provision for Income Taxes

Provision for income taxes reflects federal and state income taxes and changes in our valuation allowance against deferred tax assets.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

Operating revenues

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Service based revenue, net
Processing and overdraft service fees, net	$168,945	$129,195	$39,750	31%
Subscriptions	17,289	9,950	7,339	74%
Other	115	84	31	37%
Transaction based revenue, net	11,355	11,496	(141)	-1%
Total	$197,704	$150,725	$46,979	31%

Service based revenue, net—

Processing and Overdraft Service fees, net

Processing and overdraft service fees, net of processing and servicing costs associated with ExtraCash originations, totaled $168.9 million for the three months ended September 30, 2026, representing an increase of $39.8 million, or 31%, compared to $129.2 million for the three months ended September 30, 2025. The increase was primarily driven by an approximate 18% increase in average monthly transacting Members, an increase in total ExtraCash origination volume from approximately $2.0 billion to approximately $2.5 billion, a rise in the average ExtraCash amounts that increased from $207 to $218 period over period, the changes to our fee structure implemented in February 2025, and the removal of the maximum overdraft service fee (the "fee cap") for certain Member cohorts during the second quarter of 2026. Average processing and overdraft service fees also increased slightly period over period, in part reflecting the fee cap removal. We expect processing and overdraft service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Subscriptions

Subscription revenue totaled $17.3 million for the three months ended September 30, 2026, an increase of $7.3 million, or 74%, compared to $10.0 million for the three months ended September 30, 2025. The increase was primarily attributable to growth in the number of paying Members on our platform, as well as the increase in the monthly subscription fee for new Members implemented in June 2025.

Transaction based revenue, net

Transaction based revenue, net, was $11.4 million for the three months ended September 30, 2026, a decrease of $0.1 million, or 1%, compared to $11.5 million for the three months ended September 30, 2025. The decrease was primarily driven by lower fees on inactive accounts, as the prior-year period included approximately $0.8 million of account inactivity fees, as well as lower ATM revenue due to reduced out-of-network ATM transaction volume. These decreases were largely offset by higher net interchange revenue, lower interest paid to Members, and higher fees from Members’ instant withdrawal transactions, supported by an approximately 5% increase in Dave Debit Card spend.

Operating expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Provision for credit losses	$36,549	$29,846	$6,703	22%
Processing and servicing costs	12,832	9,404	3,428	36%
Financial network and transaction costs	10,383	7,378	3,005	41%
Advertising and activation costs	27,959	18,911	9,048	48%
Compensation and benefits	43,296	24,842	18,454	74%
Technology and infrastructure	4,487	3,192	1,295	41%
Other operating expenses	14,181	11,254	2,927	26%
Total	$149,687	$104,827	$44,860	43%

Provision for credit losses—The provision for credit losses was $36.5 million for the three months ended September 30, 2026, compared to $29.8 million for the three months ended September 30, 2025, an increase of $6.7 million, or 22%. The increase was in line with the 23% growth in ExtraCash origination volume from approximately $2.0 billion to approximately $2.5 billion for the three months ended September 30, 2025 and 2026, respectively, reflecting continued expansion of our Member base and higher average ExtraCash amounts. The historical loss rates by aging bucket utilized in the provision for credit losses calculation increased slightly period over period. The effect of this increase on the allowance was more than offset by a lower proportion of receivables in later aging categories at period end, and the increase in provision primarily reflects volume growth rather than a significant change in underlying credit quality. We continued to enhance our CashAI underwriting engine, including the deployment of CashAI v6.0, which was applied to all ExtraCash originations by the end of the third quarter. Beginning June 1, 2026, the provision includes expected credit losses on guaranteed ExtraCash receivables held by Coastal, which we measure using the same CECL methodology and loss rates as our on-balance-sheet receivables. The amended Program Agreement changed where these receivables are recorded, not how we estimate expected credit losses on them (see Note 5, Member Receivables, Net).

The period-over-period change was comprised of two principal drivers. The provision for ExtraCash receivables aged over 120 days and those deemed uncollectible increased by $7.5 million, reflecting origination growth in prior periods. Because uncollected ExtraCash receivables are written off 120 days after origination, this component of the provision generally reflects originations from approximately March through May 2026, during which origination volume increased approximately 27% year over year. Provision expense for ExtraCash receivables aged 120 days and under decreased by $1.0 million, reflecting a smaller increase in the allowance on these balances during the quarter than in the prior-year quarter, driven by the level and timing of balances outstanding at period end, partially offset by the slight increase in historical loss rates. The remaining increase of $0.2 million primarily relates to Dave Flex receivables. In aggregate, these drivers reflect the impact of portfolio expansion, including an approximate 18% increase in average transacting Members and an increase in average ExtraCash amounts from $207 to $218 for the three months ended September 30, 2025 and 2026, respectively.

Because our allowance for credit losses is estimated by applying historical loss rates, by aging bucket, to ExtraCash receivables outstanding at the period-end measurement date, and these receivables have an average term of approximately 12 days, provision expense in any period reflects net write-offs during the period plus the change in the allowance and, beginning June 1, 2026, the credit loss liability. The level and aging of receivables outstanding at period end are affected by seasonal patterns in Member activity and by the calendar day on which the period ends, given intra-week fluctuations in outstanding balances related to Member pay cycles, which can cause provision expense to vary between periods independent of underlying credit performance. Under the CECL model, management estimates lifetime expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. Our CECL methodology pools ExtraCash receivables based on shared risk characteristics, principally the number of days from origination, and we consider whether current conditions and reasonable and supportable forecasts, including seasonal effects, warrant an adjustment to historical loss experience; for the periods presented, we determined that historical loss rates remained most indicative of lifetime expected losses. As of September 30, 2026, our allowance for credit losses and off-balance-sheet credit loss liability together represented 12.7% of the related on- and off-balance-sheet Member receivables, compared to 13.0% as of September 30, 2025. Management regularly updates ExtraCash eligibility requirements, new Member conversion processes, and risk detection capabilities to align with expected loss emergence patterns and to respond to economic conditions and seasonal shifts in Member activity, and during the third quarter of 2026 made targeted refinements to ExtraCash eligibility and advance amounts for certain Members. All uncollectible ExtraCash receivables are written off against the allowance for credit losses. For the aging composition of ExtraCash receivables and a roll-forward of the allowance for credit losses, see Note 5, Member Receivables, Net.

Processing and servicing costs—Processing and servicing costs totaled $12.8 million for the three months ended September 30, 2026, compared to $9.4 million for the three months ended September 30, 2025. The increase of $3.4 million, or 36%, was primarily driven by growth in ExtraCash origination volume from approximately $2.0 billion to $2.5 billion for the three months ended September 30, 2025 and 2026, respectively, and a higher proportion of ExtraCash disbursements made to debit cards, which carry higher processing costs than ACH transfers.

Financial network and transaction costs—Financial network and transaction costs totaled $10.4 million for the three months ended September 30, 2026, compared to $7.4 million for the three months ended September 30, 2025. The increase of $3.0 million, or 41%, was primarily driven by $2.6 million of balance sheet capacity fees paid to Coastal under the amended Program Agreement, which became effective June 1, 2026, and higher debit card network fees on increased card spend, partially offset by lower debit card processing costs and dispute-related losses.

Advertising and activation costs —Advertising and activation costs totaled $28.0 million for the three months ended September 30, 2026, compared to $18.9 million for the three months ended September 30, 2025. The increase of $9.0 million, or 48%, was primarily driven by our continued investment in Member acquisition and engagement, with spend refined to capitalize on seasonal trends and high-return opportunities, as we increased new Member acquisition year over year by 35% with customer acquisition costs increasing by 14%.

Compensation and benefits—Compensation and benefits expenses totaled $43.3 million for the three months ended September 30, 2026, compared to $24.8 million for the three months ended September 30, 2025. The increase of $18.5 million, or 74%, was primarily attributable to the following:

•
an increase in stock-based compensation of $14.8 million, primarily due to the increase in stock-based compensation expense related to performance-based restricted stock units;
•
an increase in temporary labor and contractor costs of $0.6 million, as we continued to leverage specialized skills and flexible workforce arrangements to support key operating initiatives and capacity needs during the three months ended September 30, 2026; and
•
an increase in salaries, bonuses, benefits and insurance, and employer taxes of $3.1 million.

Technology and infrastructure—Technology and infrastructure expenses totaled $4.5 million for the three months ended September 30, 2026, compared to $3.2 million for the three months ended September 30, 2025. The increase of $1.3 million, or 41%, was primarily driven by continued investment in the reliability, security, and scalability of our systems. Our technology investments remain focused on scaling our platform efficiently while strengthening security and resilience as our Member base and transaction volumes grow.

Other operating expenses—Other operating expenses totaled $14.2 million for the three months ended September 30, 2026, compared to $11.3 million for the three months ended September 30, 2025. The increase of $2.9 million, or 26%, was primarily attributable to the following:

•
an increase in legal expenses of $1.7 million, primarily attributable to higher litigation and settlement-related costs compared to the prior period;
•
an increase of $0.1 million related to sales tax expense and various state and local gross receipts taxes, both primarily attributable to increases in revenue; and
•
an increase in professional service fees of $1.0 million related to expenditures for external consulting and compliance-related services in support of key operational and regulatory priorities.

Other (income) expenses

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$(2,196)	$(294)	$(1,902)	647%
Interest expense	2,062	1,789	273	15%
Changes in fair value of earnout liabilities	(8,467)	(4,841)	(3,626)	75%
Changes in fair value of warrant liabilities	(17,881)	(9,186)	(8,695)	95%
Total	$(26,482)	$(12,532)	$(13,950)	111%

Interest income—Interest income totaled $2.2 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025. The increase of $1.9 million, or 647%, was primarily driven by higher average cash balances held in interest-bearing accounts, partially offset by lower interest rates.

Interest expense—Interest expense totaled $2.1 million for the three months ended September 30, 2026, compared to $1.8 million for the three months ended September 30, 2025. The increase of $0.3 million, or 15%, was primarily driven by the amortization of debt issuance costs for the 2031 Notes issued in March 2026, partially offset by lower interest expense on the Debt Facility due to lower interest rates.

Changes in fair value of earnout liabilities—Changes in fair value of the earnout liabilities resulted in a gain of $8.5 million for the three months ended September 30, 2026, compared to a gain of $4.8 million for the three months ended September 30, 2025, an increase of $3.6 million, or 75%. The earnout liabilities are remeasured each period using a Monte Carlo simulation based primarily on our Class A common stock price relative to the applicable share price hurdles and the remaining term of the earnout period. The gain in the current period reflects the decline in the earnout liabilities driven by the decrease in our Class A common stock price during the quarter and the approaching end of the earnout period in January 2027.

Changes in fair value of warrant liabilities—Changes in the fair value of warrant liabilities resulted in a gain of $17.9 million for the three months ended September 30, 2026, compared to a gain of $9.2 million for the three months ended September 30, 2025, an increase of $8.7 million, or 95%. The warrant liabilities are remeasured each period based on the quoted market price of our publicly traded warrants (DAVEW). The gain in the current period reflects a decline in the market price of the warrants, driven by the decrease in our Class A common stock price during the quarter and the approaching expiration of the warrants in January 2027.

Provision (benefit) for income taxes

	For the Three Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Provision (benefit) for income taxes	$10,712	$(33,642)	$44,354	NM
Total	$10,712	$(33,642)	$44,354	NM

NM = not meaningful

Provision for income taxes for the three months ended September 30, 2026 increased by approximately $44.4 million compared to the three months ended September 30, 2025. The increase was primarily due to the release of $27.4 million of our valuation allowance on deferred tax assets, recognized as a discrete tax benefit during the three months ended September 30, 2025. There was no valuation allowance release during the three months ended September 30, 2026. The increase is also due to higher pre-tax income reported for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Results of Operations

Comparison of the nine months ended September 30, 2026 and 2025

Operating revenues

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Service based revenue, net
Processing and overdraft service fees, net	$447,464	$326,106	$121,358	37%
Tips	-	7,496	(7,496)	-100%
Subscriptions	46,305	24,820	21,485	87%
Other	214	251	(37)	-15%
Transaction based revenue, net	32,928	31,788	1,140	4%
Total	$526,911	$390,461	$136,450	35%

Service based revenue, net—

Processing and Overdraft Service fees, net

Processing and overdraft service fees, net of processing and servicing costs associated with ExtraCash originations, totaled $447.5 million for the nine months ended September 30, 2026, an increase of $121.4 million, or 37%, compared to $326.1 million for the nine months ended September 30, 2025. The increase was primarily driven by an approximately 18% increase in average monthly transacting Members, growth in total ExtraCash origination volume from approximately $5.3 billion to approximately $6.9 billion, a rise in the average ExtraCash amount from $202 to $215 period over period, the changes to our fee structure implemented in February 2025, and the removal of the maximum overdraft service fee (the "fee cap") for certain Member cohorts during the second quarter of 2026. Average processing and overdraft service fees also increased modestly during the current period, in part reflecting the fee cap removal. We expect processing and overdraft service fees to continue to increase in line with growth in ExtraCash volume and Member engagement.

Tips

Tips decreased $7.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to the elimination of the Member tipping option in February 2025.

Subscriptions

Subscription revenue totaled $46.3 million for the nine months ended September 30, 2026, an increase of $21.5 million, or 87%, compared to $24.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to the growth in the number of paying Members on our platform, in addition to subscription fee increases for new Members that took place during June 2025.

Transaction based revenue, net

Transaction based revenue, net, was $32.9 million for the nine months ended September 30, 2026, an increase of $1.1 million, or 4%, compared to $31.8 million for the nine months ended September 30, 2025. The increase was primarily driven by higher fees earned from Members' funding and withdrawal-related transactions, a decrease in interest paid to Members, and volume incentives from our card network partners. Net interchange revenue increased modestly period over period, reflecting growth in Members engaging with our Checking Product and an approximately 7% increase in card spend and transaction volume. These increases were partially offset by a decrease in ATM revenue due to temporarily reduced fee rates and a decrease in deposit referral revenue.

Operating expenses

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Provision for credit losses	$91,953	$65,744	$26,209	40%
Processing and servicing costs	32,691	23,561	9,130	39%
Financial network and transaction costs	26,102	21,644	4,458	21%
Advertising and activation costs	62,577	46,297	16,280	35%
Compensation and benefits	106,625	78,523	28,102	36%
Technology and infrastructure	11,733	8,812	2,921	33%
Other operating expenses	35,406	23,751	11,655	49%
Total	$367,087	$268,332	$98,755	37%

Provision for credit losses—The provision for credit losses was $92.0 million for the nine months ended September 30, 2026, compared to $65.7 million for the nine months ended September 30, 2025, an increase of $26.2 million, or 40%. The increase was primarily driven by growth in ExtraCash origination volume from approximately $5.3 billion to approximately $6.9 billion for the nine months ended September 30, 2025 and 2026, respectively, as well as the timing of provision recognition across periods, including the calendar day on which each period ended. Historical loss rates by aging bucket increased slightly period over period, and the increase in provision primarily reflects portfolio growth and these timing factors rather than a significant change in underlying credit quality. We continued to enhance CashAI during the period, including the deployment of CashAI v6.0. Beginning June 1, 2026, the provision also includes expected credit losses on guaranteed ExtraCash receivables held by Coastal, as described above for the three months ended September 30, 2026.

The period-over-period increase was comprised of two principal drivers. The provision for ExtraCash receivables aged over 120 days and those deemed uncollectible increased by $29.6 million, reflecting origination growth from late 2025 through mid-2026, given the 120-day write-off period described above, and the slight increase in historical loss rates. Provision expense for ExtraCash receivables aged 120 days and under decreased by $3.5 million, reflecting a smaller increase in the allowance on these balances during the period than in the prior-year period, primarily due to period-end balance and timing effects. The remaining increase of $0.2 million primarily relates to Dave Flex receivables. In aggregate, these drivers reflect the impact of portfolio expansion, including an 18% increase in average transacting Members and an increase in average ExtraCash amounts from $202 to $215 for the nine months ended September 30, 2025 and 2026, respectively.

Our CECL methodology is consistent with the discussion above for the three months ended September 30, 2026. For the aging composition of ExtraCash receivables and a roll-forward of the allowance for credit losses, see Note 5, Member Receivables, Net.

Processing and servicing costs—Processing and servicing costs totaled $32.7 million for the nine months ended September 30, 2026, compared to $23.6 million for the nine months ended September 30, 2025. The increase of $9.1 million, or 39%, was primarily driven by cost increases from ExtraCash origination volume from approximately $5.3 billion to $6.9 billion for the nine months ended September 30, 2025 and 2026, respectively.

Financial network and transaction costs—Financial network and transaction costs totaled $26.1 million for the nine months ended September 30, 2026, compared to $21.6 million for the nine months ended September 30, 2025. The increase of $4.5 million, or 21%, was primarily driven by an increase of $3.2 million in balance sheet capacity fees following the June 1, 2026 launch of the amended Coastal Program Agreement, increases in bank partner fees and increases in debit card network fees due to a 7% increase in transaction volume period over period, partially offset by decreases in fraud related losses.

Advertising and activation costs —Advertising and activation costs totaled $62.6 million for the nine months ended September 30, 2026, compared to $46.3 million for the nine months ended September 30, 2025. The increase of $16.3 million, or 35%, was primarily driven by our continued investment in Member acquisition and engagement, with spend refined to capitalize on seasonal trends and high-return opportunities.

Compensation and benefits—Compensation and benefits expenses totaled $106.6 million for the nine months ended September 30, 2026, compared to $78.5 million for the nine months ended September 30, 2025. The increase of $28.1 million, or 36%, was primarily attributable to the following:

•
an increase in stock-based compensation of $22.5 million, primarily due to an increase of $21.9 million in stock-based compensation expense related to performance-based restricted stock units granted during the period and an increase of $0.6 million related to stock options and RSUs;
•
an increase in temporary labor and contractor costs of $1.9 million, as we continued to leverage specialized skills and flexible workforce arrangements to support key operating initiatives and capacity needs during the nine months ended September 30, 2026; and
•
an increase in salaries, bonuses, benefits and insurance, and employer taxes of $3.7 million.

Technology and infrastructure—Technology and infrastructure expenses totaled $11.7 million for the nine months ended September 30, 2026, compared to $8.8 million for the nine months ended September 30, 2025. The increase of $2.9 million, or 33%, was primarily driven by continued investment in the reliability, security, and scalability of our systems. Management remains focused on balancing operational efficiency with infrastructure resilience, directing technology-related spend toward initiatives that support business growth, cybersecurity, and the evolving needs of our Members.

Other operating expenses—Other operating expenses totaled $35.4 million for the nine months ended September 30, 2026, compared to $23.8 million for the nine months ended September 30, 2025. The increase of $11.7 million, or 49%, was primarily attributable to the following:

•
an increase in legal expenses of $8.1 million, primarily attributable to higher litigation and settlement-related costs compared to the prior period;
•
an increase in professional service fees of $2.0 million related to expenditures for external consulting and compliance-related services in support of key operational and regulatory priorities, including the enhancement of internal controls, processes, and adherence to applicable reporting standards;
•
an increase of $1.5 million related to sales tax expense and various state business taxes, both primarily driven by increases in revenue; and
•
a combined increase of $0.6 million in travel expenses, office-related expenses, and depreciation and amortization expenses; partially offset by
•
a decrease of $0.5 million in charitable contributions.

Other (income) expenses

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Interest income	$(4,348)	$(1,313)	$(3,035)	231%
Interest expense	5,811	5,324	487	9%
Changes in fair value of earnout liabilities	(415)	2,655	(3,070)	-116%
Changes in fair value of warrant liabilities	(554)	11,657	(12,211)	-105%
Total	$494	$18,323	$(17,829)	-97%

Interest income—Interest income totaled $4.3 million for the nine months ended September 30, 2026, compared to $1.3 million for the nine months ended September 30, 2025. The increase of $3.0 million, or 231%, was primarily driven by higher average cash balances held in interest-bearing accounts, partially offset by lower interest rates.

Interest expense—Interest expense totaled $5.8 million for the nine months ended September 30, 2026, compared to $5.3 million for the nine months ended September 30, 2025. The increase of $0.5 million, or 9%, was primarily driven by the amortization of debt issuance costs for the 2031 Notes issued in March 2026, partially offset by lower interest expense on the Debt Facility due to lower interest rates.

Changes in fair value of earnout liabilities—Changes in fair value of earnout liabilities resulted in a gain of $0.4 million for the nine months ended September 30, 2026, compared to a loss of $2.7 million for the nine months ended September 30, 2025, an increase of $3.1 million, or 116%. Although our Class A common stock price increased during the period, the fair value of the earnout liabilities declined slightly during the period as the remaining term of the earnout period shortened and our Class A common stock price remained below the applicable stock price hurdles. In the prior-year period, the loss primarily reflected a significant appreciation in our Class A common stock price during the prior period.

Changes in fair value of warrant liabilities—Changes in the fair value of warrant liabilities resulted in a gain of $0.6 million for the nine months ended September 30, 2026, compared to a loss of $11.7 million for the nine months ended September 30, 2025, an increase of $12.2 million, or 105%. Although our Class A common stock price increased during the period, the fair value of the warrant liabilities declined slightly as the remaining term of the warrants shortened and our Class A common stock price remained below the warrant exercise price at period end. In the prior-year period, the loss primarily reflected a significant appreciation in our Class A common stock price.

Provision (benefit) for income taxes

	For the Nine Months Ended		Change
(in thousands, except for percentages)	September 30,		$	%
	2026	2025	2026/2025	2026/2025
Provision (benefit) for income taxes	$30,920	$(26,118)	$57,038	NM
Total	$30,920	$(26,118)	$57,038	NM

NM = not meaningful

Provision (benefit) for income taxes for the nine months ended September 30, 2026 increased by approximately $57.0 million compared to the nine months ended September 30, 2025. The increase was primarily due to the release of $27.4 million of our valuation allowance on deferred tax assets, recognized as a discrete tax benefit during the nine months ended September 30, 2025. There was no valuation allowance release during the nine months ended September 30, 2026. The increase is also due to higher pre-tax income reported for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

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

Adjusted EBITDA

"Adjusted EBITDA" is defined as net income adjusted for interest income and/or expense and funding costs, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation, discretionary or non-recurring income, other strategic financing and transactional expenses, legal settlement expenses, litigation expenses related to the FTC/DOJ matter, changes in fair value of earnout liabilities and changes in fair value of warrant liabilities.

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

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended
(in thousands)	September 30,
	2026	2025
Net income	$63,787	$92,072
Interest expense, net and funding costs	2,498	1,495
Provision (benefit) for income taxes	10,712	(33,642)
Depreciation and amortization	1,681	1,842
Stock-based compensation	22,013	7,209
Discretionary or non-recurring income	-	(813)
Legal settlement and litigation expenses	6,181	4,500
Other strategic financing and transactional expenses	991	-
Changes in fair value of earnout liabilities	(8,467)	(4,841)
Changes in fair value of warrant liabilities	(17,881)	(9,186)
Adjusted EBITDA	$81,515	$58,636

	For the Nine Months Ended
(in thousands)	September 30,
	2026	2025
Net income	$128,410	$129,924
Interest expense, net and funding costs	4,643	4,011
Provision (benefit) for income taxes	30,920	(26,118)
Depreciation and amortization	5,274	4,924
Stock-based compensation	45,464	23,011
Discretionary or non-recurring income	-	(813)
Legal settlement and litigation expenses	11,274	4,500
Other strategic financing and transactional expenses	1,336	-
Changes in fair value of earnout liabilities	(415)	2,655
Changes in fair value of warrant liabilities	(554)	11,657
Adjusted EBITDA	$226,352	$153,751

Liquidity and Capital Resources

We have historically financed our operations through cash generated from operations, equity financings, borrowings under our credit facility, and proceeds from the Business Combination. In March 2026, we completed the private offering of the 2031 Notes, which significantly increased our available liquidity. Throughout 2025 and the nine months ended September 30, 2026, we achieved consistent profitability and positive operating cash flow, which has strengthened our liquidity position and reduced our reliance on external financing.

As of September 30, 2026, our cash and cash equivalents, investments, and restricted cash totaled $315.1 million, compared to $123.2 million as of December 31, 2025. The increase was primarily driven by $231.8 million of cash generated from operations, $192.7 million of net proceeds from the 2031 Notes offering, and reduced on-balance-sheet funding of ExtraCash receivables following the June 1, 2026 commencement of the amended Program Agreement with Coastal, partially offset by $211.9 million used in share repurchases, $22.5 million used to pay taxes related to the net share settlement of equity awards, and $17.4 million used to purchase capped call transactions.

Sources and Uses of Cash

Our primary sources of liquidity include:

•
Cash generated from operations, including processing and overdraft service fees, subscription revenue, and transaction based revenue; and
•
Proceeds from the issuance of the 2031 Notes.

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
•
Funding of the Cash Collateral Account maintained with Coastal; and
•
Repayment of the $75.0 million of outstanding principal under our Debt Facility, together with accrued interest, in October 2026.

Debt Facility

Prior to its repayment, we maintained a delayed draw senior secured credit facility (the “Debt Facility”) with Victory Park Management, LLC, as agent (the “Agent”), and the lenders party thereto, which was scheduled to mature in December 2026. As of September 30, 2026, $75.0 million of term loans were outstanding under the Debt Facility, and we were in compliance with all covenants. On October 8, 2026, we repaid the outstanding principal in full from available cash, together with accrued interest, and terminated the Debt Facility; no borrowings remain outstanding or available. See Note 10, Debt Facility, and Note 20, Subsequent Events.

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

The 2031 Notes do not bear regular interest and mature on April 1, 2031, unless earlier repurchased, redeemed, or converted. We may redeem the 2031 Notes, in whole or in part, for cash on or after April 6, 2029, subject to certain stock price and liquidity conditions. Upon conversion, we are required to settle the principal amount in cash and may elect to settle any excess conversion value in cash, shares of our Class A common stock, or a combination thereof. Holders may require us to repurchase their notes for cash upon the occurrence of a fundamental change. As of September 30, 2026, none of the conditions permitting holders to convert the 2031 Notes prior to maturity had been met. The 2031 Notes were not convertible at the option of the holders during the third quarter of 2026 and, because the Sale Price Condition was not satisfied for the calendar quarter ended September 30, 2026, will not be convertible at the option of the holders during the fourth quarter of 2026. Accordingly, the 2031 Notes were classified as long-term debt on our condensed consolidated balance sheet. See Note 8, Convertible Notes, for additional information.

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

During the nine months ended September 30, 2026, we repurchased an aggregate of 1,010,312 shares of our Class A common stock for approximately $211.9 million under the Repurchase Program. This included 912,622 shares repurchased during the three months ended March 31, 2026 for approximately $186.7 million (consisting of 334,600 shares in privately negotiated transactions in connection with the 2031 Notes offering for approximately $70.5 million and 578,022 shares in open market transactions for approximately $116.2 million), 79,610 shares repurchased during the three months ended June 30, 2026 for approximately $19.1 million, and 18,080 shares repurchased in open market transactions during the three months ended September 30, 2026 for approximately $6.0 million. As of September 30, 2026, approximately $88.1 million remained available for future repurchases under the Repurchase Program. The timing and amount of future repurchases, if any, will depend on market conditions, share price, legal requirements, and other factors. See Note 19, Treasury Shares, for additional information.

Assessment of Liquidity

As of September 30, 2026, we had $269.9 million of cash and cash equivalents, $43.3 million of investments and $1.8 million of restricted cash, before the $75.0 million repayment of the Debt Facility in October 2026. We believe that our existing cash and cash equivalents, investments and restricted cash, together with cash generated from operations, will be sufficient to meet our working capital requirements, capital expenditure needs, share repurchases, funding of the Cash Collateral Account and other liquidity requirements for at least twelve months from the date of this Quarterly Report on Form 10-Q and for the foreseeable future.

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

Material Cash Requirements

The following summarizes our material cash requirements as of September 30, 2026:

ExtraCash

We fund ExtraCash originations primarily through operating cash flow and available cash. Historically, we also funded ExtraCash originations through borrowings under the Debt Facility. Effective June 1, 2026, ExtraCash receivables are originated and retained on Coastal's balance sheet as Members migrate to Coastal, reducing our direct funding obligations for those receivables. See “Recent Developments” regarding the November 2026 amendment to the Program Agreement. We are required to fund a Cash Collateral Account at Coastal monthly, in an amount tied to the expected credit losses on Coastal-held receivables, which represents a recurring use of cash. As of September 30, 2026, the balance of the Cash Collateral Account was $20.8 million. See “Bank Partners” in Item 1 of our Annual Report and Note 5, Member Receivables, Net for additional information.

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

Convertible Notes

As of September 30, 2026, we had $200.0 million aggregate principal amount of 2031 Notes outstanding, with a net carrying amount of $193.5 million. The 2031 Notes do not bear regular interest, and accordingly, we have no scheduled cash interest payment obligations under the 2031 Notes. The full principal balance of $200.0 million is due at maturity on April 1, 2031, unless the notes are earlier converted, redeemed, or repurchased.

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

Operating Lease Obligations

As of September 30, 2026, we had future minimum lease payments of approximately $0.2 million under our operating lease arrangements, all of which relate to related-party leases with PCJW Properties LLC. See Note 12, Leases, for additional information.

Additionally, we may use cash to acquire businesses and technologies. The nature of these potential transactions, however, makes it difficult to predict the amount and timing of such cash requirements.

Off-Balance Sheet Arrangements

Effective June 1, 2026, under the amended Program Agreement with Coastal, ExtraCash receivables are originated and retained on Coastal’s balance sheet, and we hold a commitment to purchase, and a financial guarantee with respect to, those receivables. As of September 30, 2026, Coastal held approximately $158.8 million of ExtraCash receivables for which we bear economic credit risk and which are not recorded on our condensed consolidated balance sheet, and which are subject to a contractual minimum balance of $75.0 million. We expect these balances to increase as existing Members transition to Coastal, which we anticipate will be substantially completed in early 2027. In November 2026, we amended the Program Agreement to increase this capacity to up to $325 million. See “Recent Developments." Our maximum exposure to loss on these receivables is limited to their outstanding balance, against which we maintain a Cash Collateral Account of $20.8 million, recorded within bank partner deposits on our condensed consolidated balance sheet, as the account is owned by Coastal and our interest represents a recoverable deposit rather than cash restricted by a contractual pledge. We have recognized a stand-ready guarantee liability of $6.1 million and an off-balance-sheet credit loss liability of $6.4 million in respect of this exposure. See Note 2, Significant Accounting Policies, and Note 5, Member Receivables, Net, to the accompanying condensed consolidated financial statements included in this report.

Cash Flows Summary

(in thousands)	For The Nine Months Ended
Total cash provided by (used in):	September 30, 2026	September 30, 2025
Operating activities	$231,805	$196,731
Investing activities	16,353	(151,919)
Financing activities	(58,744)	(44,459)
Net increase in cash and cash equivalents and restricted cash	$189,414	$353

Cash Flows From Operating Activities

During the nine months ended September 30, 2026, net cash provided by operating activities was $231.8 million, an increase of $35.1 million compared to $196.7 million for the nine months ended September 30, 2025, primarily due to increases in operating revenues. Net cash provided by operating activities included net income of $128.4 million, adjusted for significant non-cash items including provision for credit losses of $92.0 million, stock-based compensation of $45.5 million, changes in fair value of warrant liabilities of ($0.6) million, deferred income taxes of ($2.3) million, non-cash interest expense from the convertible notes of $0.8 million, and depreciation and amortization of $5.4 million. Changes in operating assets and liabilities decreased cash by $36.9 million, primarily driven by an increase in prepaid income taxes of $5.1 million, a decrease in income taxes payable of $1.7 million, an increase in Member receivables, service based revenue of $18.0 million, an increase in bank partner deposits of $17.2 million, an increase in prepaid expenses and other current assets of $12.3 million, and a decrease in accounts payable of $2.3 million, partially offset by an increase in accrued expenses of $12.1 million, an increase in legal settlement accrual of $2.2 million, an increase in other current liabilities of $2.9 million and an increase in non-current liabilities of $2.4 million.

During the nine months ended September 30, 2025, net cash provided by operating activities increased due primarily to increases in operating revenues and a reduction in various operating expenses across the organization. Net cash provided by operating activities for the nine months ended September 30, 2025 included net income of $129.9 million, and excluding non-cash impacts, included an increase in legal settlement accruals of $9.0 million, an increase in other noncurrent liabilities of $2.1 million, an increase in accounts payable of $1.1 million, and an increase in other current liabilities of $0.5 million. These changes were offset by an increase in ExtraCash receivables, service based revenue of $12.6 million, an increase in prepaid expenses and other current assets of $8.3 million, an increase in bank partner deposits of $1.5 million, and a decrease in accrued expenses of $1.4 million.

Cash Flows From Investing Activities

During the nine months ended September 30, 2026, net cash provided by investing activities was $16.4 million, primarily consisting of $66.3 million from the sale and maturity of investments, $25.2 million in net ExtraCash originations and collections, partially offset by $68.9 million in purchases of investments and $6.1 million in payments for internally developed software costs.

During the nine months ended September 30, 2025, net cash used in investing activities was $151.9 million. This included the purchases of investments of $169.7 million, net ExtraCash originations and collections of $145.6 million, and payments related to internally developed software costs of $4.8 million. These changes were offset by the sale and maturity of investments of $168.3 million.

Cash Flows From Financing Activities

During the nine months ended September 30, 2026, net cash used in financing activities was $58.7 million, primarily consisting of $211.9 million in repurchases of Class A common stock, $17.4 million for the purchase of capped calls, and $22.5 million for the payment of taxes related to net share settlements of equity awards, partially offset by $192.7 million in net proceeds from the issuance of convertible notes.

During the nine months ended September 30, 2025, net cash used in financing activities was $44.5 million, which consisted of $13.3 million for the payment of taxes for shares withheld related to net share settlements and $31.9 million related to repurchases of Class A common stock, offset by $0.7 million for proceeds received for stock option exercises.

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

When we determine that ExtraCash receivables are not collectible, the uncollectible amounts are written off as a reduction to both the allowance and the gross asset balance. Subsequent recoveries are recorded as a recovery of the allowance when received.

Effective June 1, 2026, our allowance estimate also encompasses the off-balance-sheet expected credit loss liability for guaranteed ExtraCash receivables held by Coastal, measured under the same CECL loss-rate methodology applied to our on-balance-sheet receivables. Our estimate also includes expected credit losses on purchased Dave Flex receivables; because Dave Flex is a new installment product with limited loss history, this estimate involves a higher degree of estimation uncertainty, including the use of an interim methodology and loss-rate assumptions derived from our ExtraCash experience. Dave Flex receivables and the related fee revenue were immaterial for the three and nine months ended September 30, 2026.

The most significant assumption in our allowance for credit losses and credit loss liability is the historical loss rate applied to each aging bucket of Member receivables. As of September 30, 2026, our allowance for credit losses and off-balance-sheet credit loss liability totaled $51.8 million, or 12.7% of the related on- and off-balance-sheet Member receivables, compared to $37.6 million, or 11.2%, as of December 31, 2025, and 13.0% as of September 30, 2025. The increase from December 31, 2025 primarily reflects a higher proportion of receivables in the 11-to-30-day aging bucket at period end (22% of gross receivables, compared to 17% at December 31, 2025), consistent with the period-end timing effects described above, while loss rates by aging bucket increased slightly. A hypothetical 10% relative increase in the loss rates applied to each aging bucket as of September 30, 2026 would have increased the allowance and credit loss liability, and decreased pre-tax income, by approximately $5.2 million.

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

The effective tax rate used for interim periods is the estimated annual effective tax rate, based on the current estimate of full year results, except that those taxes related to specific discrete events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon several significant estimates and judgments, including our estimated annual pre-tax income in each tax jurisdiction in which we operate, and the development of tax planning strategies during the year. In addition, our tax expense can be impacted by changes in tax rates or laws and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained in a court of last resort, based on the technical merits. If more-likely-than-not, the amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination, including compromise settlements. For tax positions not meeting the more-likely-than-not threshold, no tax benefit is recorded. We have estimated $3.9 million and $3.3 million of uncertain tax positions as of September 30, 2026 and December 31, 2025, respectively, related to state income taxes and federal and state research and development tax credits.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense within the statement of operations.

We are subject to income tax in jurisdictions in which we operate, including the United States. For U.S. income tax purposes, we are taxed as a Subchapter C corporation.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We regularly assess the need for a valuation allowance against our deferred tax assets each quarter. In making that assessment, we consider both positive and negative evidence in the various jurisdictions in which we operate related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. We maintained a valuation allowance against our deferred tax assets, net of deferred tax liabilities, through June 30, 2025. Based upon management’s assessment of all available evidence through June 30, 2025, we concluded that it was more-likely-than-not that the deferred tax assets, net of deferred tax liabilities, would not be realized. As of September 30, 2025, based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it was more-likely-than-not that our U.S. federal and state deferred tax assets would be realizable. As such, we released $58.7 million of our valuation allowance associated with the U.S. federal and state deferred tax assets during the year ended December 31, 2025. We released $27.4 million of the total $58.7 million valuation allowance as a discrete tax benefit during the three months ended September 30, 2025. As of September 30, 2026, there is no valuation allowance against our deferred tax assets, net of deferred tax liabilities. We will continue to monitor the need for a valuation allowance against our deferred tax assets on a quarterly basis.

On June 27, 2025, California enacted legislation requiring financial institutions to utilize a single sales factor apportionment method, effective for tax years beginning in 2025. The new law decreased our California apportioned income and state income tax expense beginning in 2025 and was reflected in our condensed consolidated financial statements for the period ended September 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2026, our primary exposure to interest rate risk was our Debt Facility, which had $75.0 million outstanding at an effective interest rate of approximately 9.0% (a base rate equal to the greater of three-month Term SOFR and 3.00%, plus 5.00% per annum). On October 8, 2026, we repaid the Debt Facility in full and terminated it (see Note 10, Debt Facility, and Note 20, Subsequent Events). As a result, we no longer have variable-rate borrowings outstanding, and our 2031 Notes do not bear regular interest. Our remaining interest rate exposure is primarily indirect, through the federal funds rate-based balance sheet capacity fee paid to Coastal and interest earned on the Cash Collateral Account at the greater of the effective federal funds rate less 0.30% or zero; the impact of these exposures for the three and nine months ended September 30, 2026 was not significant. Increases in the federal funds rate, including the increase in September 2026, will generally increase the capacity fee, partially offset by higher interest earned on the Cash Collateral Account. We do not use derivative instruments to hedge interest rate risk, and we do not have material exposure to foreign currency exchange rate or commodity price risk.

ExtraCash receivables are short-duration assets with an average term of approximately 12 days, so their fair value is not materially sensitive to changes in market interest rates. However, macroeconomic conditions, including the interest rate environment, can affect our Members' ability to repay outstanding ExtraCash amounts. Our allowance for credit losses was $45.3 million and $37.6 million as of September 30, 2026 and December 31, 2025, respectively, and our off-balance-sheet credit loss liability for guaranteed ExtraCash receivables held by Coastal was $6.4 million as of September 30, 2026. We manage credit risk through CashAI, our proprietary AI-powered underwriting engine. See Note 5, Member Receivables, Net, in the notes to our condensed consolidated financial statements for additional discussion.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors.

As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026, other than as noted below and in Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

For example, in January 2023, we received a Civil Investigative Demand from the Federal Trade Commission (the “FTC”) staff seeking information in connection with the sale, offering, advertising, marketing or other promotion of cash advance products and online financial services. In response, we cooperated with the FTC staff while seeking to engage constructively with the FTC to resolve this matter.

On August 21, 2024, the FTC staff sent us a proposed consent order and draft complaint, alleging that we had violated Section 5(a) of the Federal Trade Commission Act (“FTC Act”) which prohibits “unfair or deceptive acts or practices in or affecting commerce” and certain provisions of the Restore Online Shoppers’ Confidence Act related to our platform and offering of the ExtraCash Product (the “Complaint”), and advising that it would recommend the filing of an enforcement action if we did not settle the FTC’s claims. We engaged in good faith negotiations with the FTC staff to settle the claims but these negotiations were unsuccessful, and on November 5, 2024, the FTC filed the Complaint in the United States District Court for the Central District of California against us. The Complaint sought a permanent injunction, monetary relief for an unspecified amount and “other relief as the court determines to be just and proper.” The FTC then referred the case to the Department of Justice (the “DOJ”), and on December 30, 2024, the DOJ filed an amended civil complaint in the United States District Court for the Central District of California, naming us and our Chief Executive Officer, Jason Wilk, as defendants (the "Amended Complaint"). The Amended Complaint alleges that Dave violated

Section 5(a) of the FTC Act as well as the Restore Online Shoppers' Confidence Act. The DOJ is seeking injunctive relief, civil penalties, monetary relief and other relief.

On December 30, 2025, the Mayor and City Council of Baltimore (“City of Baltimore”) filed a complaint against us in the Circuit Court for Baltimore City, Maryland, alleging violations of the Baltimore City Consumer Protection Ordinance through unfair and deceptive trade practices related to our ExtraCash product. The City of Baltimore is seeking injunctive relief, civil penalties, monetary relief and other relief.

In addition, on September 28, 2026, the Montgomery County District Attorney (“Montgomery County”), on behalf of the Commonwealth of Pennsylvania, filed a complaint against us in the Court of Common Pleas of Montgomery County, Pennsylvania, alleging violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law based on alleged unfair and deceptive trade practices related to our ExtraCash product. Montgomery County is seeking injunctive relief, civil penalties, monetary relief, and other relief.

In addition, we are also subject to consumer litigation, including putative consumer class actions, and mass arbitrations, in which large groups of consumers bring arbitration claims against us simultaneously, which allege that we violate federal and/or state laws regulating the financial services industry. For example, there has been an increase in consumer litigation and mass arbitration demands, including several consumer litigation and mass arbitration demands that have been filed or threatened against us, including a putative class action filed in April 2025 against us in the Superior Court of California for Los Angeles County, California, alleging that our practices violate the MLA and TILA.

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

We record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2026, we recorded an aggregate accrual for legal contingencies that are probable and reasonably estimable of $10.0 million. Significant changes in the accrual may be required in future periods as these or other cases progress and additional information becomes available. At this time, we are unable to reasonably predict the possible outcome of the matters described above due to, among other things, the fact that they raise difficult factual and legal issues and are subject to many uncertainties and complexities. There can be no assurance that we will be successful in these or other matters, and we may incur a loss in excess of the amount accrued. The defense or resolution of these or other matters could involve significant monetary costs and have a material impact on our business, financial results and operations.

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

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activities regarding consumer finance transactions. For example, several states, including California, Kansas, Missouri, Nevada, South Carolina, and Wisconsin, have adopted regulatory and licensing requirements specific to “earned wage access” products (collectively, “State Earned Wage Access Laws”). The Connecticut Department of Labor also issued guidance regarding earned wage access products, stating that the products may implicate state wage statutes and fees for the products that are passed to the employees must be approved by the Commissioner of Labor. The State Earned Wage Access Laws have exemptions for bank-issued products such as ExtraCash, but it is possible that the relevant states’ regulatory authorities may not agree with our interpretation of these exemptions.

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

We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of certain consumer financial licensing laws to our platform and the related activities it performs is not always clear, and regulatory agencies may not agree with our determinations on the applicability of such laws to us. In addition, state licensing requirements may evolve over time, including, in particular, recent trends in legislation seeking to impose licensing requirements and regulation of parties engaged in the business of offering “earned wage access” products to consumers. For example, in 2023, the banking regulators in Connecticut and Maryland issued guidance (and in the case of Maryland, a regulatory change) (collectively, “State Regulatory Changes”) indicating that traditional “earned wage access” products would, under certain circumstances, be considered small loans under the state lending laws, and that optional fees and tips, which we previously received in connection with ExtraCash, would be finance charges for purposes of calculating the interest rate under the state’s applicable usury limit under certain circumstances. These State Regulatory Changes would subject those covered by them to licensure and limitations or prohibitions on certain charges. Although we do not believe that ExtraCash is covered by the State Regulatory Changes, there may be uncertainty regarding the application of the State Regulatory Changes to our business.

We have received an inquiry from the Connecticut banking regulator relating to licensing and the State Regulatory Changes, our relationship with our bank partner, and other issues relating to earned wage access, ExtraCash and related products we offer in Connecticut. We have also received an inquiry from the Maryland banking regulator regarding licensure and the State Regulatory Changes. In addition, we have received a subpoena from the Maryland Attorney General requesting information regarding any earned wage access and related products that we offer in the state of Maryland, including information relating to marketing practices, fees, our bank partnership, and other issues. We have also received a subpoena from the New York State Department of Financial Services for documents and information relating to products and services offered in the state of New York since 2021, including marketing materials, applications, consumer communications, terms and conditions, and fees. In addition, we have received a subpoena from the New York Attorney General requesting information regarding the products and services Dave offered in the state of New York since 2023, including information related to advertising practices, fees, communications with members, and other issues. These inquiries and subpoenas are on-going, and although we believe that our practices and products offered at all times in Connecticut, Maryland and New York have been in compliance with applicable law, the defense or resolution of these matters could involve significant monetary costs or penalties and have a significant impact on our financial results and operations.

We have had recent communications with the California Department of Financial Protection and Innovation (“DFPI”) which reflect that the DFPI believes that we are a “covered person” subject to the California Consumer Financial Protection Law (“CCFPL”) and that the DFPI intends to supervise us, in relation to the activities we engage in related to the offering of financial products and services, in the immediate future. The DFPI’s supervision of us would enable it, among other things, to conduct comprehensive and rigorous examinations and to request reports, in each case, to assess our compliance with consumer financial protection laws, which in turn may result in matters requiring attention, as well as potentially a referral for investigation and enforcement action, which may result in civil monetary penalties and limits on our activities or functions, among other relief. The DFPI, through its enforcement authority, could increase our compliance costs, potentially hinder our ability to respond to market changes, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities

Period	(a) Total Number of Class A Shares Purchased	(b) Average Price Paid per Class A Share	(c) Total Number of Class A Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Class A Shares that May Yet Be Purchased Under the Plans or Program (in millions)*
July 1 – July 31, 2026	-	$-	-	$94.1
August 1 – August 31, 2026	18,080	$331.84	18,080	$88.1
September 1 – September 30, 2026	-	$-	-	$88.1
Total	18,080		18,080

* Refer to “Liquidity and Capital Resources — Share Repurchase Program” for additional information regarding our authorized share repurchase program.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On September 11, 2026, Jason Wilk, Chief Executive Officer, agreed to irrevocably contribute to an exchange fund, at a later date, and subject to certain price thresholds and acceptance by the fund, up to 7,500 shares of Class A common stock, in exchange for ownership interest in the fund, which may constitute a non-Rule 10b5-1 trading arrangement.

On September 11, 2026, Jason Wilk, Chief Executive Officer, entered into a variable prepaid forward contract with an unaffiliated counterparty, which may constitute a non-Rule 10b5-1 trading arrangement (the “Wilk VPF Contract”). The Wilk VPF Contract obligates Mr. Wilk to deliver up to 37,090 shares of Class A common stock or, at Mr. Wilk's election subject to certain conditions, settle the contract in cash, on a settlement date on or about August 30, 2029.

On September 11, 2026, Kyle Beilman, Chief Financial Officer, Chief Operating Officer and Secretary, entered into a variable prepaid forward contract with an unaffiliated counterparty, which may constitute a non-Rule 10b5-1 trading arrangement (the “Beilman VPF Contract”). The Beilman VPF Contract obligates Mr. Beilman to deliver up to 40,000 shares of Class A common stock or, at Mr. Beilman's election subject to certain conditions, settle the contract in cash, on a settlement date on or about June 15, 2028.

Item 6. Exhibits

Exhibit No.	Description

10.1+†	Overdraft Processing Services Addendum, dated September 28, 2026, by and between Dave Operating LLC and SoFi Technology Solutions, LLC (f/k/a Galileo Financial Technologies, LLC)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 4, 2026	Dave Inc.

	By:	/s/ Jason Wilk
Jason Wilk
Title: Chief Executive Officer

Dated: November 4, 2026	Dave Inc.

	By:	/s/ Kyle Beilman
Kyle Beilman
Title: Chief Financial Officer and Chief Operating Officer